Form 10-Q
period 1999-09-30
TUMBLEWEED COMMUNICATIONS CORP
filed 1999-11-15
CIK 1022509

------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999


                       Commission File Number:  000-26223

------------------------------------------------------------------------------


                          TUMBLEWEED COMMUNICATIONS CORP.
              (Exact name of registrant as specified in its charter)

------------------------------------------------------------------------------


               DELAWARE                                  94-3336053
    (State of other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                    Identification No.)

                                  700 SAGINAW DRIVE
                               REDWOOD CITY, CA 94063
            (Address of principal executive offices, including zip code)

                                   (650) 216-2000
                 (Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ ] NO [X]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF SEPTEMBER 30, 1999 WAS 21,589,233.



------------------------------------------------------------------------------

                SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on Tumbleweed Communications Corp.'s current expectations and projections about future events, including, but not limited to, implementing its business strategy; attracting and retaining customers; obtaining and expanding market acceptance of the products and services it offers; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in its industry and relevant markets; and competition in its market. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements are based on current beliefs, expectations and assumptions and involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. Tumbleweed disclaims any obligation to update these statements or to explain the reasons why actual results may differ. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks and Uncertainties" contained herein, among other things, should be considered in evaluating Tumbleweed's prospects and future financial performance.

                         TUMBLEWEED COMMUNICATIONS CORP.

                                     INDEX

-------------------------------------------------------------------------------------------------------------------
PART I            FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                                                                                           PAGE NO.
Item 1:           FINANCIAL STATEMENTS............................................................................4

                  Condensed Consolidated Balance Sheets as of
                    September 30, 1999 and December 31, 1998 (unaudited)..........................................4

                  Condensed Consolidated Statements of Operations for the
                    three and nine months ended September 30, 1999 and 1998 (unaudited)...........................5

                  Condensed Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1999 and 1998 (unaudited).....................................6

                  Notes to Condensed Consolidated Financial Statements (unaudited)................................7

Item 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS....................................................................15

Item 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................37

-------------------------------------------------------------------------------------------------------------------
PART II           OTHER INFORMATION
-------------------------------------------------------------------------------------------------------------------

Item 1:           LEGAL PROCEEDINGS..............................................................................38

Item 2:           USE OF PROCEEDS................................................................................38

Item 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................39

Item 6:           EXHIBITS.......................................................................................39

Signatures.......................................................................................................40

Part I - Financial Information
Item 1 - Financial Statements

                                          TUMBLEWEED COMMUNICATIONS CORP.
                                                 AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                                    (UNAUDITED)

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                        1999            1998
                                                                                   --------------  --------------
                                      ASSETS
Current assets:
   Cash and cash equivalents....................................................... $      57,744             698
   Accounts receivable.............................................................           935             281
   Prepaid expenses and other current assets.......................................         1,751             166
                                                                                    -------------  --------------
       Total current assets........................................................        60,430           1,145

Property and equipment, net........................................................         2,099             472
Equity in investee.................................................................         1,730               -
Other assets.......................................................................           800             108
                                                                                    -------------  --------------
       Total assets................................................................ $      65,059           1,725
                                                                                    =============  ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable................................................................ $       1,524             136
   Current installments of long-term debt..........................................           615             141
   Accrued liabilities.............................................................         2,097             448
   Deferred revenue................................................................           717             130
                                                                                    -------------  --------------
       Total current liabilities...................................................         4,953             855
Long-term debt, excluding current installments.....................................         1,404             369

Stockholders' equity:
   Preferred stock (10,000,000 shares authorized as of September 30, 1999, none issued
     or outstanding; no shares authorized, issued or outstanding at December 31, 1998)           -               -
   Convertible preferred stock (29,000,000 shares authorized as of December 31, 1998):
       Series A....................................................................             -               3
       Series B....................................................................             -               4
   Common stock....................................................................            22               4
   Additional paid-in capital......................................................        88,254          14,124
   Deferred compensation expense...................................................       (6,384)         (1,501)
   Accumulated other comprehensive loss............................................          (37)             (2)
   Accumulated deficit.............................................................      (23,153)        (12,131)
                                                                                    -------------  --------------
       Total stockholders' equity..................................................        58,702             501
                                                                                    -------------  --------------
       Total liabilities and stockholders' equity.................................. $      65,059           1,725
                                                                                    =============  ==============

                   See accompanying notes to consolidated financial statements.

                                         TUMBLEWEED COMMUNICATIONS CORP.
                                               AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                  --------------------------           ---------------------------
                                                     1999            1998                 1999            1998
                                                  ----------      ----------           ----------      ----------
Revenue:
   License....................................... $      827      $      195           $    1,909      $      755
   Services and transactions.....................        858             276                1,477             605
   Sale of technology............................          -             110                    -             220
                                                  ----------      ----------           ----------      ----------
     Total revenue...............................      1,685             581                3,386           1,580

Cost of revenue:
   License cost..................................         90              61                  190             162
   Services and transactions cost................        669             265                1,345             536
                                                  ----------      ----------           ----------      ----------
     Total cost of revenue.......................        759             326                1,535             698
                                                  ----------      ----------           ----------      ----------
   Gross profit..................................        926             255                1,851             882
                                                  ----------      ----------           ----------      ----------

Operating expenses:
   Research and development......................      1,268             500                3,148           1,369
   Sales and marketing ..........................      2,610             929                5,398           3,244
   General and administrative....................      1,216             278                2,321             857
   Stock compensation............................      1,105             178                2,388             437
                                                  ----------      ----------           ----------      ----------
     Total operating expenses....................      6,199           1,885               13,255           5,907
                                                  ----------      ----------           ----------      ----------
     Operating loss..............................    (5,273)         (1,630)             (11,404)         (5,025)
                                                  ----------      ----------           ----------      ----------
   Other income (expense), net...................        400              28                  518             155
                                                  ----------      ----------           ----------      ----------
     Net loss before provision for taxes.........    (4,873)         (1,602)             (10,886)         (4,870)
     Provision for taxes.........................         96               -                  136               -
                                                  ----------      ----------           ----------      ----------
     Net loss.................................... $  (4,969)      $  (1,602)           $ (11,022)      $  (4,870)
                                                  ==========      ==========           ==========      ==========
   Other comprehensive income (loss)
     - translation adjustment....................          5               -                 (35)               -
                                                  ----------      ----------           ----------      ----------
     Comprehensive loss.......................... $  (4,964)      $  (1,602)           $ (11,057)      $  (4,870)
                                                  ==========      ==========           ==========      ==========

Net loss per share - basic and diluted........... $   (0.34)      $   (0.42)           $   (1.39)      $   (1.30)
                                                  ==========      ==========           ==========      ==========
Weighted average shares - basic and diluted......     14,797           3,849                7,951           3,739
                                                  ==========      ==========           ==========      ==========

                   See accompanying notes to consolidated financial statements.

                                         TUMBLEWEED COMMUNICATIONS CORP.
                                               AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ----------------------------------
                                                                                     1999              1998
                                                                                ---------------  ----------------
Cash flows from operating activities:
   Net loss.............................................................        $      (11,022)  $        (4,870)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Compensation for grant of non-employee stock options and warrant
         issuances......................................................                    321                 -
     Amortization of deferred stock compensation expense................                  2,389               437
     Depreciation.......................................................                    341               147
     Changes in operating assets and liabilities:
       Accounts receivable..............................................                  (939)               131
       Prepaid expenses and other current assets........................                (1,315)              (61)
       Accounts payable and accrued liabilities.........................                  3,396               181
       Deferred revenue.................................................                    656             (167)
                                                                                ---------------  ----------------
         Net cash used in operating activities..........................                (6,173)           (4,202)
                                                                                ---------------  ----------------

Cash flows from investing activities:
     Purchase of furniture and equipment................................                (2,081)             (239)
     Cash transferred to Japan joint venture............................                  (683)                 -
     Other long-term assets.............................................                  (741)                 -
                                                                                ---------------  ----------------
         Net cash used in investing activities..........................                (3,505)             (239)
                                                                                ---------------  ----------------

Cash flows from financing activities:
     Increase in borrowings.............................................                  2,781               877
     Repayments of borrowings...........................................                (1,168)             (400)
     Proceeds from issuance of preferred stock and warrants, net........                 18,639                 -
     Proceeds from issuance of common stock and warrants, net...........                 45,830                 -
     Issuance of common stock upon exercise of stock options............                    621                82
                                                                                ---------------  ----------------
         Net cash provided by financing activities......................                 66,703               559
Effect of exchange rate fluctuations....................................                     21                 -
                                                                                ---------------  ----------------
Net (decrease) increase in cash and cash equivalents....................                 57,046           (3,882)
Cash and cash equivalents, beginning of period..........................                    698             6,310
                                                                                ---------------  ----------------
Cash and cash equivalents, end of period................................        $        57,744  $          2,428
                                                                                ===============  ================
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest.............................        $            76  $             15
                                                                                ===============  ================
   Noncash investing and financing activities -
     Issuance of warrants and options for services, debt issuance costs or
       equity offering costs............................................        $           321  $              -
                                                                                ===============  ================
     Deferred compensation expense associated with stock option activity        $         7,272  $          1,065
                                                                                ===============  ================

                   See accompanying notes to consolidated financial statements.

                        TUMBLEWEED COMMUNICATIONS CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1)      Basis of Presentation

         The accompanying consolidated financial statements include the accounts of Tumbleweed Communications Corp. ("Tumbleweed") and its wholly owned subsidiaries in Japan (from inception through August 31, 1999, see Note
5) and the United Kingdom. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)      Initial Public Offering

         In August 1999, the Company sold 4,219,592 shares of its common stock (of which 219,592 shares were sold pursuant to the Underwriters' over-allotment option) through its initial public offering (IPO). Net proceeds from the offering were approximately $45.8 million after deducting the underwriting discount and other offering expenses. At the time of the IPO, all of the Company's outstanding preferred stock automatically converted into 12,331,434 shares of common stock.

(3)      Net Loss Per Share

         Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise outstanding shares of common stock issued to certain officers but subject to ratable repurchase by Tumbleweed if such officers do not remain employees through August 1999, and incremental common and preferred shares issuable upon the exercise of stock options and warrants and upon the conversion of Series A, Series B, and Series C preferred stock. The following potential common shares have been excluded from the determination of diluted net loss per share for all periods because the effect of such shares would have been anti-dilutive (in thousands):

                         TUMBLEWEED COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                            ----------------------------
                                                                                                1999            1998
                                                                                            ------------    ------------
Shares issuable under stock options.....................................................           3,222           1,995
Shares of restricted stock subject to repurchase .......................................               -             282
Shares issuable pursuant to warrants or rights to purchase convertible preferred stock .             121              40
Shares of convertible preferred stock on an "as-if-converted" basis ....................               -           6,724
                                                                                            ------------    ------------
                                                                                                   3,343           9,041
                                                                                            ============    ============


         As of September 30, 1999, the exercise prices of outstanding stock options and warrants or rights to purchase common stock were between $.50 and $26.00 and between $3.58 and $40.00, respectively.

(4)      Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Tumbleweed is required to adopt SFAS 133 in fiscal 2001. SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. To date, Tumbleweed has not entered into any derivative financial instruments or hedging activities.

(5)      Related Party Transactions

         In February 1999, Tumbleweed issued 3,914,989 shares of Series C Preferred Stock at a per share price of $3.58 to Hikari Tsushin ("Hikari"), a Japanese company, resulting in gross proceeds to Tumbleweed of approximately $14.0 million. In August 1999, in connection with the initial public offering, Hikari purchased 400,000 shares of Common Stock at $12.00 per share, resulting in gross proceeds to Tumbleweed of approximately $4.8 million. As of September 30, 1999, Hikari owns approximately 20% of Tumbleweed's outstanding common stock.

         On March 31, 1999, Tumbleweed KK (TKK), a wholly-owned Japanese subsidiary of Tumbleweed until August 31, 1999 when it became an equity investee, entered into a one-year License and Distribution Agreement with Hikari. A summary of the terms of this agreement is as follows:

         - TKK granted Hikari a perpetual license to use Tumbleweed's product in consideration of a one-time, non-refundable fee of
                (Y)30,000,000 (which approximated $251,000 as of March 31,
                1999).

                         TUMBLEWEED COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         - Hikari was granted distribution rights to sell Tumbleweed's products to third parties in consideration of a one-time, non-refundable fee of (Y)20,000,000 (which approximated $167,000 as of March 31, 1999).

         - Beginning on April 1, 1999, Hikari will make quarterly, non-refundable prepaid transaction fees of (Y)23,625,000 (which approximated $198,000 as of March 31, 1999). The quarterly transaction fees are based on quarterly minimum volume commitments, and will be recognized as revenue in the quarter that the amounts are due and payable.

         On July 1, 1999, Tumbleweed entered into a Technology License Agreement with TKK. A summary of the salient terms of this agreement is as follows:

         - Tumbleweed granted TKK a five year, non-exclusive license to use Tumbleweed IME products in connection with the marketing and sub-licensing of Tumbleweed IME products in Japan.

         - Beginning on July 1, 1999, and as consideration for the license grant, TKK is obligated to pay Tumbleweed a royalty based on license revenue achieved by TKK. The royalty rate begins at 60% of TKK's net license revenue in 1999, declining to 55% in 2000 and 50% in 2001 and thereafter. Tumbleweed's management believes that these terms approximate arms-length rates for such sublicensing activities.

         - During the term of the agreement, Tumbleweed will provide maintenance and support services to TKK. Tumbleweed receives an annual fee of $100,000 for the services.

         On August 31, 1999, TKK sold 200 shares of its common stock, representing a 50% ownership interest in TKK, to Hikari for (Y)350,000,000 (which approximated $3.2 million as of August 31, 1999). Following Hikari's investment, Hikari and Tumbleweed have equal board representation in TKK. As a result of the equity transaction and the change in board constituency, Tumbleweed no longer believes that it has control of TKK. Consequently, beginning September 1, 1999, Tumbleweed began accounting for its investment in TKK on the equity method of accounting rather than the consolidation method. Because Tumbleweed's deconsolidation of TKK resulted in its investment basis being greater than its share of the book value of TKK by approximately $1.78 million, Tumbleweed has recorded $1.55 million in additional paid-in capital in the three months ended September 30, 1999.

TKK's summary balance sheet as of August 31, 1999 prior to deconsolidation was as follows (in thousands):



                         TUMBLEWEED COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



         Assets:
         Current assets..................   $990
         Noncurrent assets...............    123
                                          ------
                                           1,113
         Total liabilities...............    824
                                          ------
         Equity..........................   $289
                                          ======

         During the two and eight months ended August 31, 1999, and the three and nine months ended September 30, 1998, Tumbleweed recorded approximately $250,000, $914,000, $0, and $0, respectively, in consolidated revenues from third-party customers of TKK. Hikari has historically been a significant customer of TKK, representing approximately 62%, 84%, 0% and 0% of TKK's third party revenues recorded during the aforementioned periods. During the one-month ended September 30, 1999, Tumbleweed recognized approximately $59,000 in revenue from TKK. As of September 30, 1999, $591,000 was due from TKK, of which $532,000 was due from TKK for previous intercompany activity with no specific repayment terms. TKK's summary operating results for the one month ended September 30, 1999 were as follows (in thousands):

                                                ONE-MONTH ENDED
                                               SEPTEMBER 30, 1999
                                           --------------------------
Revenues.................................                $  87
Cost of goods sold.......................                   55
Gross margin.............................                   32
Operating expenses.......................                  130
Net loss.................................                 (98)

         Using the equity method of accounting, Tumbleweed's share of the operating loss of TKK of approximately $(49,000) was recorded as Other Expense in the consolidated statement of operations for the three and nine months ended September 30, 1999. Tumbleweed's investment balance in TKK as of September 30, 1999 is reconciled (from the date of the Hikari investment) as follows (in thousands):

                          TUMBLEWEED COMMUNICATIONS CORP.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Investment balance at August 31, 1999
   (prior to Hikari investment and
   deconsolidation)...................................   $          88
Tumbleweed's portion of the Hikari
   investment proceeds................................           3,193
Tumbleweed's deconsolidation of 50%
   of TKK.............................................         (3,281)
Investment balance at August 31, 1999
   (following Hikari investment)......................           1,779
Tumbleweed's share of TKK's September 1999
   operating results..................................            (49)
                                                        ------------------
Investment balance at September 30, 1999.............      $     1,730
                                                        ==================

(6)      Debt

         During June 1999, Tumbleweed amended a $750,000 equipment loan facility collateralized by all of Tumbleweed's assets. As part of the amendment, Tumbleweed increased the equipment loan facility by $1.0 million. As of September 30, 1999, total borrowings under the equipment loan facility were $1.3 million. Borrowings under the equipment loan facility are due in 36 equal monthly installments beginning January 1, 2000. Borrowings under this facility carry interest at prime rate plus 0.75%.

         In addition, Tumbleweed financed $525,000 for directors' and officers' liability insurance, payable in nine equal monthly installments, and $231,000 in facility-related expenditures, payable in 60 monthly installments. As of September 30, 1999, total debt outstanding under these financing arrangements was $639,000.

(7)      Warrants

         In July 1999, in exchange for marketing and publicity assistance from a customer, Tumbleweed issued a warrant to acquire 100,000 shares of its common stock. The warrant is exercisable immediately in three tranches:
50,000 shares at an exercise price of $20 per share; 25,000 shares at an exercise price of $30 per share; and 25,000 shares at an exercise price of $40 per share. Using the Black-Scholes option pricing model, the total fair value of the warrant was estimated to be $127,000, based on the following assumptions: no dividends; contractual term of three years; risk-free interest rate of 4.8%; and expected volatility of 60%. The fair value of the warrant was charged to sales and marketing expense in the third quarter of 1999. In June, 1999, Tumbleweed entered into a license agreement and a consulting agreement with the customer for a total of $355,000.

                         TUMBLEWEED COMMUNICATIONS CORP.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(8)      Segment Information

         Tumbleweed has adopted the provisions of SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within Tumbleweed for making operating decisions and assessing financial performance.

         Tumbleweed's chief operating decision-maker is considered to be Tumbleweed's Chief Executive Officer. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, Tumbleweed operates in a single operating segment.

         Revenue attributable to significant customers, representing approximately 10% or more of total revenue for at least one of the respective periods, are summarized as follows:

                                                               Nine Months Ended
                                                                 September 30,                   Years Ended December 31,
                                                           --------------------------     ---------------------------------------
                                                              1999            1998           1998          1997           1996
                                                           -----------     ----------     ----------    -----------    ----------
Sales:
         Customer A.......................................          4%            41%            33%            38%           - %
         Customer B ......................................         - %            - %            - %            26%           22%
         Customer C ......................................         - %            - %            - %            12%           - %
         Customer D ......................................         18%            17%            28%            - %           - %
         Customer E ......................................          5%            33%            30%            - %           - %
         Customer F ......................................         - %            - %            - %            - %           26%
         Customer G.......................................         - %            - %            - %            - %           20%
         Customer H ......................................          1%             2%             2%             2%           12%
         Customer I ......................................         23%            - %            - %            - %           - %
         Customer J ......................................         13%            - %            - %            - %           - %

                                                               Nine Months Ended
                                                                 September 30,                   Years Ended December 31,
                                                           --------------------------     ---------------------------------------
                                                              1999            1998           1998          1997           1996
                                                           -----------     ----------     ----------     ---------     ----------
Accounts Receivable:
         Customer A.......................................         - %            - %            - %           43%            - %
         Customer B.......................................         - %            - %            - %           - %            85%
         Customer C.......................................         - %            13%            - %           19%            - %

                          TUMBLEWEED COMMUNICATIONS CORP.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                               Nine Months Ended
                                                                 September 30,                   Years Ended December 31,
                                                           --------------------------     ---------------------------------------
                                                              1999            1998           1998          1997           1996
                                                           -----------     ----------     ----------     ---------     ----------
         Customer D.......................................         - %            - %            82%           - %            - %
         Customer E.......................................         - %            74%            16%           36%            - %
         Customer F.......................................         - %            - %            - %           - %            - %
         Customer G.......................................         - %            - %            - %           - %            - %
         Customer H.......................................         - %            - %            - %           - %            - %
         Customer I.......................................         - %            - %            - %           - %            - %
         Customer J.......................................         14%            - %            - %           - %            - %

         Revenue aggregating 0%, 0%, 30%, 33% and 28% of total revenue for the years ended December 31, 1996, 1997 and 1998 and for the nine months ended September 30, 1998 and 1999, respectively, was generated from two customers who are also stockholders of Tumbleweed, and whose ownership percentages as of September 30, 1999 were 5.2% and 20%, respectively.

                          TUMBLEWEED COMMUNICATIONS CORP.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         Revenue information regarding operations in the different geographic regions is as follows (in thousands):

                                        United                                                          Other
                                        States         Japan         Belgium          Taiwan          Countries          Total
                                      -----------    ----------    ------------   --------------    ---------------  -------------
Nine Months Ending:
September 30, 1998..................          645             8             261              642                 24          1,580
September 30, 1999 .................        1,258           973             600               58                497          3,386

                      TUMBLEWEED COMMUNICATIONS CORP.

-------------------------------------------------------------------------------


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Tumbleweed Communications Corp. is a leading provider of online communication solutions for businesses worldwide. We have developed the Tumbleweed Integrated Messaging Exchange, or Tumbleweed IME, a comprehensive set of products and services that enables businesses to use e-mail and the Web for secure, trackable online communication. In addition to our core infrastructure technology, we offer applications aimed at specific vertical markets and common business processes, and an extensive development toolkit for building customized online services. Tumbleweed IME is a scalable, feature rich communication solution, and serves as the foundation for online business services offered by customers like American Express, Chase Manhattan Bank, Datek Online, United Parcel Service, Pitney Bowes, and the United States Postal Service.

         Our revenue consists of (i) license fees and (ii) service and transaction fees. License revenue consists of initial license fees and the sale of distribution rights. License revenue typically is recognized upon customer acceptance of the software. Revenue from the sale of distribution rights is recognized upon the execution of a distribution agreement. Our services and transaction revenue consists of implementation and consulting fees, transaction-based fees, and support and maintenance fees. Transaction fees are based on the volume of transactions by our customers, and the related revenue is recognized based on payment schedules and transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums. Support and maintenance fees are paid for ongoing customer support as well as for the right to receive future updates and upgrades to our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided.

         Historically, our revenue has been concentrated among a few customers, but the customer base contributing to revenue is diversifying. Through the first nine months in 1999, our top four customers contributed 63% of total revenue, down from 86% during the first six months of the year. In addition, the constituency of that list is evolving. We expect this trend to continue as we add new customers and experience further growth in revenue from existing customers.

         A substantial portion of our revenue relates to international customers or operations. Most of our contracts are denominated in U.S. dollars. However, TKK's contract with Hikari Tsushin is denominated in Japanese yen, and, in the future, an increasing number of contracts may be denominated in foreign currencies. We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations. Therefore, we increasingly may be subject to currency fluctuations, which could harm our operating results in future periods.

         Development costs incurred in the research and development of new technology and enhancements to existing technology are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for our software development have not been material.

         During the years ended December 31, 1996, 1997 and 1998 and the nine months ended September 30, 1999, we recorded aggregate deferred stock compensation expense of $9.7 million in connection with the grant of certain stock options which were granted at exercise prices less than the deemed fair value on the grant date. The deferred stock compensation expense is being amortized on an accelerated basis over the vesting period of the options, which is generally four years. Of the total deferred stock compensation expense, $24,000, $246,000, $673,000 and $2.4 million was amortized in the years ended December 31, 1996, 1997 and 1998 and the nine months ended September 30, 1999, respectively, and we expect that approximately $1.1 million, $3.0 million and $1.0 million will be amortized during the remainder of 1999 and in 2000 and 2001, respectively.

         We moved into an expanded headquarters facility in Redwood City and into an expanded sales office in the United Kingdom in June 1999. This expansion contributed to higher facilities related expenses in our three months ended September 30, 1999.

         In September 1999, Hikari Tsushin purchased a 50% stake in TKK, our former Japanese subsidiary. Both Hikari Tsushin and Tumbleweed have equal board representation corresponding to their equal equity ownership shares. Accordingly, our consolidated financial statements for the three months ended September 30, 1999 reflect fully consolidated results from the subsidiary for July and August, and our equity share of the net loss from the subsidiary for the month of September.

         Our future net income and cash flow will be affected by our ability to apply net operating losses for federal tax reporting purposes against taxable income in future periods due to a cumulative change in ownership for income tax purposes, as defined in Section 382 of the Internal Revenue Code, arising from the sale of stock in prior offerings.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

         REVENUE. Revenue is comprised of license revenue and services and transaction revenue. Total revenue for the three months ended September 30, 1999 increased 190% to $1.69 million from $581,000 for the same three months in 1998. Total revenue for the nine months ended September 30, 1999 increased 114% to $3.39 million from $1.58 million in the nine months ended September 30, 1998. Total revenue increased in both periods due to increases in license revenue and services and transaction revenue.

         License revenue for the three months ended September 30, 1999 increased 324% to $827,000 from $195,000 for the same three months in 1998. License revenue for the nine months ended September 30, 1999 increased 153% to $1.90 million from $755,000 in the nine months ended September 30, 1998. License revenue increased due to bringing new customers into production and to additional license fees paid by existing customers. The number of customers contributing to license revenue grew from ten during the first nine months of 1998 to 17 in the first nine months of 1999.

         Services and transaction revenue for the three months ended September 30, 1999 increased 211% to $858,000 from $276,000 for the same three months in 1998. Services and transaction revenue for the nine months ended September 30, 1999 increased 144% to $1.48 million from $605,000 in the nine months ended September 30, 1998. The increase in services and transaction revenue for both periods was due to an increase in contract development work by our professional services organization, and, to a lesser extent, increases in transaction-based fees and maintenance fees.

         COST OF REVENUE. Cost of revenue is comprised of license cost and services and transaction cost. License cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products. Services and transaction cost is comprised primarily of personnel and overhead costs related to customer support and contract development projects.

         Total cost of revenue for the three months ended September 30, 1999 increased 133% to $759,000 from $326,000 for the same three months in 1998. Cost of revenue for the nine months ended September 30, 1999 increased 120% to $1.5 million from $698,000 in the nine months ended September 30, 1998 corresponding to increased revenue.

         License cost for the three months ended September 30, 1999 increased 48% to $90,000 from $61,000 for the same three months in 1998. License cost for the nine months ended September 30, 1999 increased 17% to $190,000 from $162,000 in the nine months ended September 30, 1998. License costs increased due to increased sales of products containing software licensed from third parties. The increase was not in direct proportion to the increase in license revenue as some of the agreements with third parties contain fixed minimum payments.

         Services and transaction cost for the three months ended September 30, 1999 increased by 152% to $669,000 from $265,000 for the same three months in 1998. Services and transaction cost for the nine months ended September 30, 1999 increased 151% to $1.35 million from $536,000 in the nine months ended September 30, 1998. The increase in both periods was primarily due to increased personnel costs supporting an increase in new projects and due to an increase in facilities-related expenses.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of engineering and related costs associated with the development of Tumbleweed IME, quality assurance and testing. Research and development expenses for the three months ended September 30, 1999 increased 154% to $1.27 million from $500,000 for the same three months in 1998. Research and development costs for the nine months ended September 30, 1999 increased 130% to $3.15 million from $1.37 million in the nine months ended September 30, 1998. The increase was primarily due to increased head count supporting development of the Tumbleweed IME platform and new applications developed for our target markets, increases in average salaries for development personnel, and increased facilities related expenses. We expect that our research and development expenses will increase in absolute dollars in future periods.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses for the three months ended September 30, 1999 increased 181% to $2.61 million from $929,000 for the same three months in 1998. Sales and marketing expenses for the nine months ended September 30, 1999 increased 66% to $5.40 million from $3.24 million in the nine months ended September 30, 1998. The increase in sales and marketing expenses was primarily due to increased sales staffing and incentive compensation costs. Included in sales and marketing expense for the three months ended September 30, 1999, was an expense of $127,000 associated with the issuance of a vested warrant to a customer in exchange for marketing and publicity assistance. We expect that our sales and marketing expenses will increase in absolute dollars in future periods.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems and human resources departments as well as professional fees. General and administrative expenses for the three months ended September 30, 1999 increased 337% to $1.22 million from $278,000 for the same three months in 1998. General and administrative expenses for the nine months ended September 30, 1999 increased 171% to $2.32 million from $857,000 in the nine months ended September 30, 1998. The increase in general and administrative expenses was primarily due to an increase in legal fees corresponding to the patent infringement lawsuit we brought against The docSpace Company, Inc., which is still pending. Also contributing to the increase were increased staffing expenses and professional fees. We expect that our general and administrative expenses will increase in absolute dollars in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, Tumbleweed has financed its operations primarily through the issuance of equity securities. On September 30, 1999, Tumbleweed had $57.7 million in cash and cash equivalents.

         Net cash used by operating activities for the nine months ended September 30, 1999 was $6.3 million. Cash used in operating activities was primarily the result of net operating losses, offset by certain non-cash charges.

         Net cash used in investing activities for the nine months ended September 30, 1999 was $3.5 million. Net cash used in investing activities was primarily the result of capital expenditures related to increased facilities expansion.

         Net cash provided by financing activities for the nine months ended September 30, 1999 was $67.0 million. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of equity securities to investors including our initial public offering of common stock completed in August 1999.

         As of September 30, 1999, Tumbleweed's principal commitments consisted of obligations outstanding under equipment and operating leases. Our equipment leases require payment of rental fees to third party leasing providers at interest rates of approximately 12.8%. In most cases, Tumbleweed has no obligations to purchase the equipment at the end of the term. We anticipate a substantial increase in capital expenditures consistent with potential growth in operations, infrastructure and personnel.

         In June 1999, we entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease is for a term of five years commencing June 8, 1999, at an initial monthly rent of approximately $49,000 increasing to $96,000 monthly in October 1999. We have subleased approximately 19,000 square feet of the facility through two short-term subleases of 6 and 18 months.

         In July 1998, Tumbleweed entered into an agreement with Silicon Valley Bank, which included a $1.5 million revolving credit facility, with availability based on outstanding accounts receivable, and a $750,000 equipment loan facility. Borrowings under the credit facility and equipment facility carry interest at the prime rate plus 0.5% and 0.75%, respectively, with interest payable monthly. Borrowings under the credit facility are due in July 1999. Borrowings under the equipment facility are due in 36 equal monthly installments beginning January 1999, and are secured by Tumbleweed's assets. There were no borrowings under the credit facility as of September 30, 1999. The bank has a senior security interest in substantially all of our assets.

         During November 1998, Tumbleweed amended the agreement. As part of the amendment, Tumbleweed obtained a $1.5 million bridge facility, with availability based on several factors, including the proposed amount of Tumbleweed's next equity financing. Tumbleweed was prohibited from making additional borrowings against the credit facility until the maturity date of the bridge facility and the equipment facility was limited to making additional borrowings up to $125,000. The bridge facility matured, and all outstanding borrowings under the bridge facility were repaid, upon the closing of the Series C preferred stock financing in February 1999.

         During June 1999, Tumbleweed again amended the agreement. As part of the amendment, Tumbleweed increased the equipment loan facility by $1.0 million. As of September 30, 1999, total borrowings under the equipment loan facility were $1.3 million. Borrowings under the equipment loan facility are due in 36 equal monthly installments beginning January 1, 2000. Borrowings under this facility carry interest at prime rate plus 0.75%.

         In addition, Tumbleweed financed $525,000 for directors' and officers' liability insurance, payable in nine equal monthly installments, and $231,000 in facility related expenditures, payable in 60 monthly installments.

         Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we devote to development of our products and services and the resources we devote to sales and marketing. We have experienced a substantial increase in our capital expenditures and operating expenses since our inception consistent with our relocation and the growth in our operations and staffing. We anticipate that this growth will continue for the foreseeable future. Additionally, we expect to make additional investments in technologies, and plan to expand our sales and marketing programs. We currently anticipate that the net proceeds from our initial public offering, together with our existing cash and sources of liquidity, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. To the extent we experience growth beyond the next 12 months, we will need to raise funds for our growth from financing activities.

         We intend to continue to consider our future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. However, other than our agreement with Silicon Valley Bank, we have no present commitments or arrangements assuring us of any future equity or debt financing, and additional equity or debt financing may not be available to us on favorable terms, if at all. We are not aware of seasonal aspects of our business that will affect our business on a short or long-term basis.

YEAR 2000 COMPLIANCE

         Many currently installed computer systems and software products are coded to accept only two-digit entries to identify a year in the date code field. Consequently, on January 1, 2000, many of these systems could fail or malfunction because they may not be able to distinguish between 20th century dates and 21st century dates. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. Accordingly, our customers, potential customers, and end-users may need to upgrade their computer systems and software products to comply with applicable Year 2000 requirements. Their failure to do so could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         To date, we have completed our assessment of all internal systems and equipment that could be significantly affected by the Year 2000. Based on our Year 2000 assessment program, we believe that the portions of our computer systems that we developed are Year 2000 compliant. Our computer systems also use third-party equipment and software which may not be Year 2000 compliant. We are currently assessing the third-party equipment and software for Year 2000 compliance.

         Based on our assessment to date, we also believe that the current versions of our software products and services are Year 2000 compliant. However, our products and services are integrated into the systems of our customers involving sophisticated hardware and complex software products, which may not be Year 2000 compliant. We are not aware of customers with a Year 2000 issue that would materially impact our results of operations, liquidity, or capital resources.

         We have not incurred significant costs to date complying with Year 2000 requirements. We expect that our future costs to ensure compliance with Year 2000 concerns will not be significant. If we discover significant Year 2000 errors or defects, we could incur substantial costs and our operations could be seriously disrupted. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. We could be subject to litigation due to computer systems or product failure, including as a result of equipment shutdown or failure to properly date business records.

         In addition, we believe that purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may reduce funds available to purchase software products and services similar to those that we offer. To the extent that Year 2000 issues cause significant postponements or cancellations of decisions to purchase our products or services, our business and prospects would suffer.

RISKS AND UNCERTAINTIES

RISKS RELATED TO OUR BUSINESS:

BECAUSE WE ARE IN AN EARLY STAGE OF DEVELOPMENT AND HAVE A HISTORY OF LOSSES, IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND WE MAY FACE EXPENSES, DELAYS AND DIFFICULTIES.

         Tumbleweed has only a limited operating history upon which an evaluation can be based. Accordingly, Tumbleweed's prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like secure online communication services. We incurred net losses of $4.7 million and $6.6 million in the years ended December 31, 1997 and 1998, respectively, as well as a net loss of $11.0 million in the nine months ended September 30, 1999. As of September 30, 1999, we had incurred cumulative net losses as a C-corporation of $23.2 million. See "Consolidated Statements of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE ANTICIPATE CONTINUED LOSSES.

         Although we believe that our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability and to effectively maintain existing relationships and develop new relationships with customers and strategic partners, our revenue may not increase, and we may not achieve or maintain profitability. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships and technology, and operating infrastructure. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

         As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to accurately forecast our revenue or expenses. We may be unable to recognize quarterly or annual revenue consistent with our historical operating results or expectations. Our success is dependent upon our ability to enter into and maintain strategic relationships with customers and to develop and maintain volume usage of our products by our customers and their end-users. Our revenue has fluctuated and our quarterly operating results will continue to fluctuate based on the timing of the execution of new customer licenses, customer transitions from pilot to final production phase, and customer implementation of Tumbleweed IME in that quarter. Our license revenue consists entirely of initial license and distribution fees. As a result, in order to realize comparable or increased license revenue, we must regularly and increasingly sign additional customers with substantial initial license fees on a timely basis. Our services and transaction revenue historically has consisted almost entirely of implementation and consulting fees and support and maintenance fees, as actual transaction-based revenue to date has been minimal. As a result, in order to realize comparable or increased services revenue, we must increase our services revenue in the short term through implementation and consulting work and contractual transaction minimums and in the longer term through the increased transaction volume with the use of our services, and the timing of these transactions may also cause our quarterly operating results to fluctuate. Unless and until we have developed a significant and recurring transaction-based revenue stream from communications that are sent with our services, our revenue may continue to fluctuate significantly.

         In addition, we have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including, but not limited to:

         -- disruptions in software purchases associated with Year 2000 concerns and seasonality;

         -- the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure, including our international operations; and

         -- the announcement or introduction of new or enhanced services and products in the secure online communications or document delivery markets.

         As a result of these factors, we believe that quarter-to-quarter or other periodic comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our business and operating results. Moreover, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.

A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A HIGH PERCENTAGE OF OUR REVENUE AND THE FAILURE TO MAINTAIN OR EXPAND THESE RELATIONSHIPS COULD HARM OUR BUSINESS.

         The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. Three customers comprised approximately 54% of our revenue in the nine months ended September 30, 1999, and three customers comprised approximately 91% of our revenue in fiscal 1998. We expect that a small number of customers will continue to account for a majority of our revenue for the foreseeable future.

OUR SERVICE PROVIDER CUSTOMERS MAY COMPETE WITH US OR FAIL TO PROMOTE OUR
PRODUCT.

         To date, we have generated most of our revenue from contracts with a very limited number of service provider customers, including the United Parcel Service, the U.S. Postal Service, Canada Post and France's La Poste, as member posts of the International Post Corporation Technology, S.C., Pitney Bowes and Nippon Telegraph and Telephone Corporation, which use or intend to use our products for the communication of third-party documents and data. If these customers do not effectively promote the use of Tumbleweed IME to their end-users, adoption of our services and the recognition of associated revenue could be limited. Because our contracts with our service provider customers are non-exclusive, these customers could elect to offer competing secure online communication services to their customers through our existing or future competitors. The service provider customers also may compete with our secure online communication services through their traditional physical delivery channels.

IF WE DO NOT SECURE KEY RELATIONSHIPS WITH ENTERPRISE CUSTOMERS, OUR ACCESS TO BROADER MARKETS WILL BE LIMITED.

         We expect that our enterprise customers, which use or intend to use Tumbleweed IME for internal purposes or for distribution of internally generated communications to their customers, will be an increasingly important source of our future revenue. A key aspect of our strategy is to access target markets prior to adoption of alternative online distribution solutions by the larger participants in these markets. The failure to secure key relationships with new enterprise customers in targeted markets could limit or effectively preclude our entry into these target markets, which would harm our business and prospects.

CUSTOMERS IN A PRELIMINARY PHASE OF IMPLEMENTING OUR PRODUCT MAY NOT PROCEED ON A TIMELY BASIS OR AT ALL.

         Some of our customers are currently in a pilot or preliminary stage of implementing Tumbleweed IME and may encounter delays or other problems in the introduction of our services. A decision not to do so or a delay in implementation could result in a delay or loss in related revenue or otherwise harm our businesses and prospects. In particular, a complaint was filed with the Postal Rate Commission earlier this year alleging that the U.S. Postal Service's offering of the Tumbleweed IME-based service PostECS, currently in a preliminary phase, is subject to regulation by the Postal Rate Commission. On May 3, 1999, the Postal Rate Commission issued an order determining that it has jurisdiction over the implementation of PostECS and is initiating formal proceedings to consider the complaint. This order could result in a delay of the launch of our service by the U.S. Postal Service or an election not to proceed with the product launch. We cannot predict when any customer that is currently in a pilot or preliminary phase will implement broader use of our services.

THE MARKETS FOR SECURE ONLINE COMMUNICATION SERVICES GENERALLY, AND THE TUMBLEWEED IME PRODUCT SPECIFICALLY, ARE NEW AND MAY NOT DEVELOP.

         The market for our products and services is new and evolving rapidly. If the market for our products and services fails to develop and grow, or if our products and services do not gain broad market acceptance, our business and prospects will be harmed. In particular, our success will depend upon the adoption and use by current and potential customers and their end-users of secure online communication services. Our success will also depend upon acceptance of our technology as the standard for providing these services. The adoption and use of our products and services will involve changes in the manner in which businesses have traditionally exchanged information. In addition, sales and marketing of our products and services is to a large extent under the control of our customers. In some cases, our customers have little experience with products, services and technology like those offered by us. Our ability to influence usage of our products and services by customers and end-users is limited. To date, the usage of Tumbleweed IME by the end-users of our service provider customers has been limited. We have spent, and intend to continue to spend, considerable resources educating potential customers and their end-users about the value of our products and services. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for our products and services, or its growth rate, if any. Moreover, we cannot predict whether our products and services will achieve any market acceptance. Our ability to achieve our goals also depends upon rapid market acceptance of future enhancements of our products. Any enhancement that is not favorably received by customers and end-users may not be profitable and, furthermore, could damage our reputation or brand name.

THE TRADITIONAL AND INTERNET DELIVERY SERVICES INDUSTRIES ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

         We may not be able to compete successfully against current and future competitors, and the competitive pressures we face could harm our business and prospects. Broadly speaking, Tumbleweed IME is an alternative to traditional mail and courier document delivery services, such as those offered by Federal Express Corporation, United Parcel Service or the U.S. Postal Service. Our solution is also an alternative to general purpose e-mail applications and services. As such, we compete with these options. In the more narrow market segment of secure online communication services, our direct competition comes from other small, early stage, secure online communication services providers. Some of these providers have products that are intended to compete directly with our products. Examples of these companies include Differential Inc., e-Parcel, LLC, NetDox, Inc., PostX Corporation and The docSpace Company Inc. In addition, companies with which we do not presently directly compete are planning to become competitors in the future. This could occur either through the expansion of our products and services, or through their product development in the area of secure online communication services, or by their acquisition of companies, or relevant technology or products of our direct competitors. These additional companies could include America Online, Inc./Netscape Communications Corporation, Critical Path Inc., International Business Machines Corporation/Lotus Development Corporation, Microsoft Corporation and VeriSign, Inc.

         The market for secure online communication services is new, rapidly evolving, and highly competitive. The level of competition is likely to increase as current competitors improve their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, sales, marketing, technical and other resources than Tumbleweed. Moreover, these competitors may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to enter into these strategic or commercial relationships on more favorable terms. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. New technologies and the expansion of existing technologies also may increase competitive pressures on us. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition. This could result in decreased usage of our products.

WE HAVE A LENGTHY SALES AND IMPLEMENTATION CYCLE WHICH COULD HARM OUR
BUSINESS.

         The inability to license our services to new customers on a timely basis or delays by our existing and proposed customers and their end-users in the implementation and adoption of our services could limit revenue and harm our business and prospects. Our customers must evaluate our technology and integrate our products and services into the products and services they provide. In addition, our customers may need to adopt a comprehensive sales, marketing and training program in order to effectively implement Tumbleweed IME. Finally, we must coordinate with our customers using our product for third-party communications in order to assist end-users in the adoption of our products in order to generate usage fees. For these and other reasons, the cycle associated with establishing licenses in order to generate initial license fees and implementation of our products in order to generate material transaction-based services revenue can be lengthy. This cycle is also subject to a number of significant delays over which we have little or no control.

OUR BUSINESS WILL SUFFER IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL
PROPERTY.

         Although we regard our patents, copyrights and similar intellectual property as critical to our success, we may not be able to obtain the protection we seek on commercially reasonable terms, if at all. It may also be possible for unauthorized third parties to copy selected portions of our products or obtain and use information that we regard as proprietary. In particular, we rely on the utility patent we obtained relating to the web-based delivery method as critical to our competitive position. Attempts by competitors to utilize this or our other intellectual property could undermine our ability to retain or secure customers on favorable terms, if at all. In addition, competing companies could independently develop similar technology. Some end-user license provisions protecting against unauthorized use, copying, transfer and disclosure of the licensed program may be unenforceable under the laws of some jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S. Our attempts to protect our proprietary rights in the U.S. or abroad may not be adequate. In particular, we are currently engaged in litigation to enforce our intellectual property rights, which may not be successful and will result in substantial expenditures of resources to pursue. See "Legal Proceedings."

         The status of U.S. patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. Our pending patent applications, as well as patents we may seek in the future, ultimately may not be issued with the scope of the claims we are seeking if at all. In addition, because patent applications in the U.S. are not publicly disclosed until the patent is issued, applications may have been filed by third parties that relate to our products and services.

ANY CLAIM OF INFRINGEMENT BY THIRD PARTIES COULD BE COSTLY TO DEFEND.

         Intellectual property claims could be time consuming to defend, result in costly litigation, divert management's attention and resources and cause product shipment delays. These claims could also require us to enter into royalty or license agreements. A successful claim of product infringement against us could harm our business and prospects. We could face a claim of infringement by third parties with respect to our current or future products or services. In addition, we may increasingly become subject to claims of intellectual property infringement by third parties as the number of our competitors grows and the functionality of their products and services increasingly overlap with ours. Because we are in a new and evolving market, customers may demand features which will subject us to a greater likelihood of claims of infringement.

IF WE DO NOT SUCCESSFULLY MANAGE ANY GROWTH WE EXPERIENCE, INCREASED STRAIN ON OUR RESOURCES COULD HARM OUR BUSINESS.

         Although we may be unable to expand our operations in the future, our business model contemplates a period of sustained and rapid operational growth. If we are unable to manage growth efficiently, we will not have adequate resources to maintain and secure key relationships contemplated by our business plan and our business and prospects could be harmed. Our growth has subjected us to, and will continue to subject us to, increased capital and operating commitments. For instance, we have recently entered into a new operating lease for significantly larger facilities. Moreover, our plan for additional customer licenses and product and service introductions and enhancements and the timing of implementing this plan has placed, and will continue to place, a significant strain on our personnel, systems and resources. To manage further growth of our operations and personnel and meet our present and future commitments, we must:

         --       improve existing operations and implement new operations;

         --       maintain and enhance our customer service; and

         --       expand, retain, train and manage our growing employee base.

         Furthermore, our management will be required to maintain and expand its relationships with our customers and other third parties necessary to our business. Our current and planned systems and personnel levels may not be adequate to support our future operations. Moreover, management may not be able to hire, train, retain, motivate and manage required personnel or successfully identify, manage and exploit existing and potential market opportunities.

EXPANSION INTO INTERNATIONAL MARKETS MAY BE DIFFICULT OR UNPROFITABLE.

         We have recently begun to invest significant financial and managerial resources to expand our sales and marketing operations in international markets and have opened sales offices in Japan and the United Kingdom. In the nine months ended September 30, 1999, we derived 52% of our revenue from international operations. However, as an early-stage company, we have limited experience in international operations and may not be able to compete effectively in international markets. A key component of our long-term strategy is to further expand into international markets, and we must continue to devote substantial resources to our international operations in order to succeed in these markets. In this regard, we may encounter difficulties such as:

         -- unexpected changes in regulatory requirements and trade barriers applicable to the Internet or our business;

         -- challenges in staffing and managing foreign operations, including employment laws and practices as we expand into continental Europe;

         -- seasonal reductions in business activity and economic downturns, in particular, in Europe and Asia;

         -- longer payment cycles and problems in collecting accounts receivable;

         -- problems caused by the conversion of various European currencies into a single currency, the Euro;

         --       differing technology standards; and

         -- reduced protection for intellectual property rights in certain countries in which we operate or plan to operate.

         In addition, our expansion into international markets will increasingly subject us to fluctuations in currency exchange rates. In particular, our contract with Hikari Tsushin is denominated in Japanese yen, and in the future, an increasing number of our contracts may be denominated in currencies other than U.S. dollars. We do not presently engage in hedging or similar transactions to protect us from currency fluctuations. Any of the foregoing difficulties of conducting business internationally could harm our international operations and, consequently, our business and prospects.

WE ARE DEPENDENT ON TECHNOLOGIES PROVIDED BY THIRD PARTIES, AND THE TERMINATION OF OUR RELATIONSHIPS WITH THEM COULD INCREASE OUR COSTS, DELAY PRODUCT DEVELOPMENT AND HARM OUR REPUTATION.

         We have developed Tumbleweed IME partially based on selected technologies developed by third parties that we have licensed under non-exclusive agreements. The inability to obtain new contractual relationships or maintain existing relationships could increase our cost of revenue, delay product development, damage our relationships with our customers and divert our resources, which could harm our business and prospects. In particular, our ability to provide data security is critical to our success. For certain security algorithms, we use proven industry standard technology licensed in perpetuity from RSA Data Security, Inc. We in turn focus our effort on applying these fundamental algorithms as part of an overall messaging solution, and offer today several levels of security which can fit the needs of a broad range of customers. In addition, we license Adobe Acrobat technology from Adobe Systems Incorporated, which we use as the basis for creating files in Adobe's portable document format, under a renewable agreement that expires in April 2000. Our existing agreements may be terminated by the other parties to these contracts, or may not be renewed on favorable terms. In addition, we may not be able to license new technologies on favorable terms, if at all.

IF WE DO NOT PROVIDE ADEQUATE SUPPORT SERVICES TO OUR CUSTOMERS TO IMPLEMENT TUMBLEWEED IME, WE MAY LOSE CUSTOMERS OR REALIZE LOWER TRANSACTION VOLUME.

         Our professional services organization assists our customers in implementing Tumbleweed IME through software installation, integration with existing customer systems, customization and training. If the professional services organization does not adequately assess customer requirements or address technical problems, customers may seek to discontinue their relationships with Tumbleweed due to dissatisfaction with the product or our customer support. Furthermore, these customers may realize lower transaction volume than they could have otherwise achieved because they did not fully capitalize on the product in ways that could have been addressed by our professional services organization. Tumbleweed IME must be integrated with existing hardware and complex software products of our customers or other third parties, and our customers may not have significant experience with the implementation of products similar to ours. In addition, the provision of customization and integration services is an increasingly important aspect of Tumbleweed's strategy to strengthen customer loyalty to our product and company. Therefore, our business and future prospects significantly depend on the strength of our professional services organization.

OUR COMPUTER SYSTEMS AND OPERATIONS MAY BE VULNERABLE TO SECURITY BREACHES.

         Our success depends on the confidence of our customers and their end-users in our ability to securely transmit confidential information over the Internet. Any failure to provide secure online communication services could harm our business and reputation. Our products rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to achieve secure transmission of confidential information. Despite our focus on Internet security, we may not be able to stop unauthorized attempts to gain access to or disrupt the transmission of communications by our customers or their end-users. Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments could result in a compromise or breach of the algorithms used by our products to protect data contained in customer databases and information being transferred.

         Although we generally limit warranties and liabilities relating to security in our customer contracts, our customers or their end-users may seek to hold us liable for any losses suffered as a result of unauthorized access to their communications. We may not have adequate insurance to cover these losses. We may be required to expend significant capital and other resources to protect against these security breaches or to alleviate the problems they cause. Moreover, concerns over the security of transactions conducted on the Internet and commercial online services, which may be heightened by any well-publicized compromise of security, may also deter future customers and their end-users from using our products. These concerns also could cause current customers to cease using Tumbleweed IME as a means of providing secure online communication services. In either case, this could harm our business and prospects. Our security measures may not be sufficient to prevent security breaches, and failure to prevent security breaches could harm our reputation, business and prospects.

OUR COMPUTER SYSTEMS AND OPERATIONS MAY BE VULNERABLE TO VIRUSES AND OTHER DISRUPTIONS.

         Despite the implementation of data center and network security measures by our customers and other third parties, their servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may not be able to prevent any or all of these disruptions, and our failure to do so could limit use of our product, cause us to incur substantial expenses, and otherwise harm our business. Specifically, computer viruses, break-ins and other disruptions could lead to interruptions, delays, loss of data or the inability to accept and confirm the receipt of information. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in Tumbleweed's, our customers' or their end-users' operations. This could occur through the introduction of known or undetected errors, or bugs, viruses or by other means. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or a significant loss of revenue.

WE HAVE HAD LIMITED CUSTOMER FEEDBACK IN THE DESIGN OF OUR PRODUCTS AND OUR PRODUCTS MAY NOT BE SATISFACTORILY DESIGNED TO MEET CUSTOMER NEEDS.

         Our revenue depends on the number of customers who use Tumbleweed IME to provide secure online communication services. Accordingly, the satisfactory design of our products and products licensed from third parties is critical to our business, and any significant product design limitations or deficiencies could harm our business and market acceptance. To date, the features and functionalities reflected in our products and services have been based on our internal design efforts and on feedback from a limited number of customers and potential customers. This limited feedback may not have resulted in an adequate assessment of customer requirements. Therefore, currently specified features and functionality of our products and services may not satisfy current or future customer demands. Furthermore, even if we identify the feature set required by customers in our market, we may not be able to design and implement products and services incorporating features in a timely and efficient manner, if at all.

PRODUCT DEFICIENCIES MAY BE DIFFICULT TO RESOLVE AND COULD HARM OUR BUSINESS.

         Difficulties in product design, performance and reliability could result in lost revenue, delays in customer acceptance or lawsuits and would be detrimental to our market reputation. Software products as complex as those offered by Tumbleweed, which incorporate products from third parties, often contain bugs or performance problems. Serious defects are frequently found during the period immediately following introduction of new products or enhancements to existing products. Our products, and the products incorporated from third parties, are not error-free. Undetected errors or performance problems may be discovered in the future. Moreover, known errors which we consider minor may be considered serious by our customers.

         If our internal quality assurance testing or customer testing reveals performance issues and/or desirable feature enhancements, we could postpone the development and release of updates or enhancements to our current products, future products or improvements in our services. We may not be able to successfully complete the development of planned or future products in a timely manner or to adequately address product defects, which could harm our business and prospects. In addition, product defects may expose us to product liability claims, for which we may not have sufficient product liability insurance. A successful suit against us could harm our business and financial condition.

WE MAY ENCOUNTER SYSTEM FAILURE, AND A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS.

         The ability of our customers to provide Tumbleweed IME-based services depends on the efficient and uninterrupted operation of the computer and communications hardware and the software and Internet network systems that they maintain. Although our ability to manage the effects of system failures which occur in computer hardware, software and network systems is limited, the occurrences of these failures could harm our reputation, business and prospects. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and the Internet could face similar outages and delays in the future. In addition, an increasing number of our customers require Tumbleweed to provide computer and communications hardware, software and Internet networking systems to them as an outsourced data center service. All data centers, whether hosted by us, our customers, or by an independent third party to which we outsource this function, are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure, or other similar events.

IF WE LOSE THE SERVICES OF OUR KEY MANAGEMENT PERSONNEL, INCLUDING OUR CO-FOUNDERS OR KEY SALES EXECUTIVES, OUR ABILITY TO DEVELOP OUR BUSINESS AND SECURE CUSTOMER RELATIONSHIPS WILL SUFFER.

         We are substantially dependent on the continued services and performance of our senior management and other key personnel. The loss of the services of any of our executive officers or other key employees, particularly Tumbleweed's co-founders, Jeffrey C. Smith and Jean-Christophe
D. Bandini, could significantly delay or prevent the achievement of our development and strategic objectives. In addition, the loss of key members of our sales organization including Donald N. Taylor and Donald R. Gammon, could harm our ability to secure key relationships contemplated by our business plan. We do not have long-term employment agreements with any of our key personnel, and their employment is at will. The loss of services of any of our senior management or other key personnel would significantly harm our business and prospects.

WE MAY BE UNABLE TO RECRUIT OR RETAIN QUALIFIED PERSONNEL, WHICH COULD HARM OUR BUSINESS AND PRODUCT DEVELOPMENT.

         We also must continue to identify, recruit, hire, train, retain and motivate other highly skilled sales, technical, managerial, editorial, marketing and customer service personnel. Competition for these personnel is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting a sufficient number of sales personnel and qualified software developers, and we may not be able to retain these sales personnel and developers, which could harm our relationships with existing and future customers at a critical stage of development. The failure to recruit and retain necessary sales, technical, managerial, editorial, merchandising, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products.

POTENTIAL YEAR 2000 PROBLEMS AND PURCHASING PATTERNS COULD HARM OUR BUSINESS AND REDUCE SALES.

         Our customers, potential customers, and end-users may need to upgrade their computer systems and software products to ensure that their installed computer systems and software products can distinguish between 20th century dates and 21st century dates. Their failure to do so could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities.

         Our computer systems use third-party equipment and software which may not be Year 2000 compliant. In addition, our products and services are integrated into the systems of our customers involving sophisticated hardware and complex software products, which may not be Year 2000 compliant. We have no means of ensuring that our customers and their end-users will be Year 2000 ready. Moreover, Year 2000 readiness among international customers and in international operations may be relatively more problematic as fewer resources may have been devoted to addressing these issues in other countries. The failure of our computer systems or the computer systems of our customers or Internet service providers could cause us to incur significant expenses to remedy problems, could reduce our revenue or could otherwise damage our business.

         If we discover significant Year 2000 errors or defects, we could incur substantial costs and our operations could be seriously disrupted. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect us. We could be subject to litigation due to computer systems or product failure, including as a result of equipment shutdown or failure to properly date business records.

         In addition, we believe that purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or upgrade their current software systems for Year 2000 compliance. These expenditures may reduce funds available to purchase software products and services similar to those that we offer. To the extent that Year 2000 issues cause significant postponements or cancellations of decisions to purchase our products or services, our business and prospects would suffer. We cannot reasonably estimate at this time the amount of potential liability and lost revenue that could result from Year 2000 issues. See "Year 2000 Compliance."

OUR BUSINESS IS SUBJECT TO CONTINUOUS TECHNOLOGICAL CHANGE, AND WE MAY NOT BE ABLE TO RESPOND SUCCESSFULLY TO THE CHANGING NEEDS OF OUR INDUSTRY.

         The secure online communication services industry is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions and new industry standards and practices that could render our existing services, proprietary technology and systems obsolete. If we are unable to adapt or respond in a timely manner to changing market conditions or customer requirements for technical, legal, financial or other reasons, our business and prospects could be harmed. We must continually improve the performance, features and reliability of our services, particularly in response to competitive offerings. Because the technologies of our partners, such as Oracle databases, Netscape web servers and digital certificate and encryption technology from VeriSign and RSA provide a foundation for our products, changes in those technologies and markets could affect the demand for Tumbleweed IME. We must also enhance our existing services, develop new services and technologies that address the increasingly sophisticated and varied needs of our current and prospective customers and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. The development of proprietary technology entails significant technical challenges such as integrating new technology into an existing platform and requires substantial expenditures and lead-time. We may not be able to utilize new technologies effectively or adapt our products to customer requirements or emerging industry standards.

OUR EFFORTS TO ESTABLISH, MAINTAIN AND STRENGTHEN OUR BRAND WILL REQUIRE SIGNIFICANT EXPENDITURES AND MAY NOT BE SUCCESSFUL.

         If the marketplace does not associate the Tumbleweed or Tumbleweed IME brands with high quality secure Internet communication services, it may be more difficult for us to attract new customers or introduce future products and services. The market for our services is new. Therefore, our failure to establish brand recognition at this stage could harm our ability to compete in the future with other companies that successfully establish a brand name for their services. We must succeed in our marketing efforts, provide high quality services and increase our user base in order to build our brand awareness and differentiate our products from those of our competitors. These efforts have required significant expenditures to date. Moreover, we believe that these efforts will require substantial commitments of resources in the future as our brands become increasingly important to our overall strategy and as the market for our services grows.

OUR BUSINESS WILL BE HARMED IF WE CANNOT MEET OUR FUTURE CAPITAL NEEDS.

         We will require substantial working capital to fund our business and achieve our goals. We have experienced negative cash flow from operations and we expect to continue to experience significant negative cash flow from operations for the foreseeable future. We believe that our existing capital resources, including the proceeds of our recent initial public offering, will enable us to maintain our current and planned operations for at least the next 12 months. However, our capital requirements depend upon several factors, including:

         -- the rate of market acceptance of our products and services, including transaction volume;

         --       our ability to expand our customer base;

         --       our level of expenditures; and

         --       the cost of service and technology upgrades.

         If we seek additional funding to meet our requirements, this funding may not be available on acceptable terms, if at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs. If we raise additional funds through the issuance of equity securities, the issuance could result in substantial dilution to existing shareholders. In addition, these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these debt securities could also impose restrictions on our operations.

RISKS RELATED TO OUR INDUSTRY:

BECAUSE TUMBLEWEED IME UTILIZES THE INTERNET TO ACHIEVE SECURE
COMMUNICATIONS, IF USE OF THE INTERNET DOES NOT INCREASE, THE LEVEL OF USE OF OUR PRODUCTS WILL SUFFER.

         If the Internet and other products and services necessary for the utilization of Tumbleweed IME are not sufficiently developed, fewer customers and end-users will use Tumbleweed IME and our business will be harmed. In particular, the success of our products and services will depend on the development and maintenance of adequate Internet infrastructure, such as a reliable network backbone with the necessary speed, data capacity and other features demanded by users. Moreover, our success will also depend on the timely development of complementary products or services such as high speed modems for providing reliable Internet access and services and this may not occur. Because the online exchange of information is new and evolving, the Internet may not prove to be a viable platform for secure online communication services in the long term. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users, frequency of use or if its users require increasingly more resources, the Internet infrastructure may not be able to support the demands placed on it. As a result, the performance or reliability of the Internet may be adversely affected. This in turn could adversely affect the level of Internet usage and also the level of utilization of our products and services. In addition, critical issues concerning the commercial use of the Internet, such as cost, ease of use and access, and privacy issues, remain unresolved and could have a material adverse effect on both the growth of the Internet and our business.

ADDITIONAL GOVERNMENT REGULATION RELATING TO THE INTERNET MAY INCREASE OUR COSTS OF DOING BUSINESS OR REQUIRE CHANGES IN OUR BUSINESS MODEL.

         We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to companies utilizing the Internet. Although there are currently few laws and regulations directly applicable to the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws could cover issues like user privacy, pricing, content, intellectual property, distribution, antitrust, legal liability and characteristics and quality of products and services. The adoption of any additional laws or regulations could decrease the demand for our products and services and increase our cost of doing business, or otherwise harm our business or prospects.

         Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues like property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce. New state tax regulations may subject us to additional state sales and income taxes. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the

Internet and commercial online services could harm our ability to conduct business and our operating results.

OUR PRODUCTS ARE SUBJECT TO EXPORT CONTROLS, AND WE MAY BE UNABLE TO OBTAIN NECESSARY APPROVALS.

         Exports of software products utilizing encryption technology are generally restricted by the U.S. and various foreign governments. All cryptographic products require export licenses from certain U.S. government agencies. We have obtained approval to export Tumbleweed IME Desktop 1.5, Tumbleweed IME Desktop2, Tumbleweed IME Server 2 and versions of Tumbleweed IME Desktop 3.1 and Tumbleweed IME Server 3.1, and we are not exporting other products and services that are subject to export control under U.S. law. However, the list of products and countries for which export approval is required, and the related regulatory policies, could be revised, and we may not be able to obtain necessary approval for the export of future products. Our inability to obtain required approvals under these regulations could limit our ability to make international sales. Furthermore, our competitors may also seek to obtain approvals to export products that could increase the amount of competition we face.

COSTS OF COMMUNICATING VIA THE INTERNET COULD INCREASE IF ACCESS FEES ARE
IMPOSED.

         Certain local telephone carriers have asserted that the increasing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers and online service providers. If these access fees were imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the increasing use of the Internet. This could in turn decrease demand for our services or increase our cost of doing business.

WE MAY HAVE LIABILITY FOR INTERNET CONTENT.

         As a provider of Internet communication products and services, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted online. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could be costly and could require us to implement measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue selected service or product offerings.

         We do not and cannot screen all of the content generated by our users, and we could be exposed to liability with respect to this content. Furthermore, certain foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the U.S. Other countries, such as China, regulate or prohibit the transport of telephonic data in their territories. Failure to comply with regulations in a particular jurisdiction could result in fines or criminal penalties or the termination of our service in one or more jurisdictions. Moreover, the increased attention focused on liability issues as a result of lawsuits and legislative proposals could impact the growth of Internet use. Our liability insurance may not cover claims of these types, or may not be adequate to indemnify us for all liability that may be imposed.

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Tumbleweed transacts business in various foreign currencies. Accordingly, Tumbleweed is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in the United Kingdom and Japan denominated in the respective local currency. To date, Tumbleweed has not entered into any derivative financial instruments or hedging activities.

         Tumbleweed currently does not use financial instruments to hedge operating expenses in the United Kingdom or Japan dominated in the respective local currency. Tumbleweed assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

         Tumbleweed does not use derivative financial instruments for speculative trading purposes, nor does Tumbleweed hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. Tumbleweed regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

         INTEREST RATE SENSITIVITY

         The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate.

         The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of September 30, 1999. This table does not include money market funds because these funds are not subject to market risk.

                                                    MATURING IN
                                                -------------------
                                                ONE YEAR     OVER               FAIR
                                                OR LESS    ONE YEAR    TOTAL    VALUE
                                                --------   --------   -------  -------
Included in cash and cash equivalents........    $6,971       None     $6,971   $6,971
Weighted-average interest rate...............    5.03%

PART II--OTHER INFORMATION

---------------------------------------------------------------------------


ITEM 1:           LEGAL PROCEEDINGS

         On March 3, 1999, we sued The docSpace Company, Inc. alleging infringement of our U.S. Patent No. 5,790,790. In its answer, docSpace raised counterclaims alleging, among other things, antitrust violations and unfair competition. On May 3, 1999, docSpace filed a summary judgment motion of noninfringement. On May 27, 1999, the court granted Tumbleweed's request to continue docSpace's summary judgment motion pending further discovery and indicated that docSpace's motion would be rescheduled. On July 14, 1999, the court issued a scheduling order stating that it would conduct a hearing on the proper interpretation of the claims of Tumbleweed's patent on September 24, 1999, and a hearing on any motions for summary judgment on the issue of infringement on November 1, 1999. The court also ordered that discovery on all issues other than claim construction and infringement would be stayed pending resolution of these issues. On August 26, 1999, the court issued an order rescheduling the claim interpretation hearing to October 29, 1999. On October 20, 1999, the court issued an order rescheduling the claim interpretation hearing to November 19, 1999, and the hearing on defendants' motion for summary judgment to January 10, 2000. We believe that we will prevail on the merits of this patent infringement lawsuit and that docSpace's counterclaims are meritless.

ITEM 2:           USE OF PROCEEDS

         (d)      Use of Proceeds.

         On August 11, 1999, we completed an initial public offering of our common stock, $0.001 par value. The managing underwriters in the offering were Credit Suisse First Boston, Hambrecht & Quist LLC and ING Barings LLC. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-79687). The Registration Statement was declared effective by the Securities and Exchange Commission on August 5, 1999.

         On August 6, 1999, we commenced the offering. The offering terminated on August 24, 1999 after we had sold all of the 4,219,592 shares of common stock registered under the Registration Statement (including 219,592 shares sold pursuant to the exercise of the underwriters' over-allotment option). The initial public offering price was $12 per share for an aggregate initial public offering of $50,635,104. After deducting the underwriting discounts and commissions and the offering expenses, the net proceeds to us from the offering were approximately $45,800,000.

         From August 5, 1999, the date our Registration Statement was declared effective, until September 30, 1999, we financed our operations from cash available prior to our initial public offering, and did not use any of the net proceeds from our initial public offering. Our temporary investments were in cash, cash equivalents and investment grade, short-term interest bearing securities.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In lieu of a meeting of stockholders, effective August 3, 1999, a resolution was duly adopted by written consent of a majority of Tumbleweed's stockholders amending the 1993 Stock Option Plan to increase the number of shares reserved thereunder. 3,843,666 shares of Common Stock, 2,639,855 shares of Series A Preferred Stock, 9,879,808 shares of Series B Preferred Stock and 1,097,066 shares of Series C Preferred Stock were voted in favor of the proposal. No shares were voted against, or abstained from voting on, the proposal.

ITEM 6:           EXHIBITS

         (a)      Exhibits

                  10.9 Investment Agreement, dated as of August 12, 1999, by and between Hikari Tsushin and Tumbleweed Communications Corp.

                  10.10 Standstill Agreement, dated as of August 27, 1999, by and between Hikari Tsushin and Tumbleweed Communications Corp.

                  27.1     Financial Data Schedule

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

                                    TUMBLEWEED COMMUNICATIONS CORP.



Date:   November 15, 1999           By:     /s/    Jeffrey C. Smith
                                       ---------------------------------------
                                                   Jeffrey C. Smith
                                         Chairman of the Board, President and
                                                Chief Executive Officer
                                             (Principal Executive Officer)



Date:   November 15, 1999           By:     /s/   Joseph C. Consul
                                       ---------------------------------------
                                                  Joseph C. Consul
                                             Vice President-Finance and
                                              Chief Financial Officer
                                          (Principal Financial Officer and
                                             Principal Accounting Officer)