Form 10-K
period 1999-12-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2000-03-30
CIK 1022509

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                       COMMISSION FILE NUMBER: 000-26223

                            ------------------------

                        TUMBLEWEED COMMUNICATIONS CORP.

             (Exact name of registrant as specified in its charter)

           DELAWARE                        94-3336053
 (State of other jurisdiction           (I.R.S. Employer
     of incorporation or               Identification No.)
        organization)

                               700 SAGINAW DRIVE

                             REDWOOD CITY, CA 94063

          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code (650) 216-2000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACTS:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    Common Stock, $0.001 Par Value per Share

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.      YES /X/    NO / /

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K.      / /

    THE APPROXIMATE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE LAST SALE PRICE OF THE COMMON STOCK REPORTED ON THE NASDAQ NATIONAL MARKET ON FEBRUARY 29, 2000 WAS APPROXIMATELY $1,947,214,012.

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 29, 2000 WAS 25,621,237.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Tumbleweed Communications Corp. Proxy Statement relating to the annual meeting of stockholders to be held on May 15, 2000 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on Tumbleweed Communications Corp.'s current expectations and projections about future events, including, but not limited to, implementing its business strategy; attracting and retaining customers; obtaining and expanding market acceptance of the products and services it offers; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in its industry and relevant markets; and competition in its market. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements are based on current beliefs, expectations and assumptions and involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. Tumbleweed disclaims any obligation to update these forward-looking statements or to explain the reasons why actual results may differ. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks and Uncertainties" contained herein, among other things, should be considered in evaluating Tumbleweed's prospects and future financial performance.

                        TUMBLEWEED COMMUNICATIONS CORP.
                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
                                    PART I

Item 1   Business....................................................      4

Item 2   Properties..................................................     16

Item 3   Legal Proceedings...........................................     15

Item 4   Submission of Matters to a Vote of Security Holders.........     16

                                   PART II

Item 5   Market For The Registrant's Common Equity And Related
           Stockholder Matters.......................................     17

Item 6   Selected Financial Data.....................................     18

Item 7   Management's Discussion And Analysis of Financial Condition
           And Results of Operations.................................     21

Item 8   Financial Statements And Supplementary Data.................     37

Item 9   Changes In And Disagreements With Accountants On Accounting
           And Financial Disclosure..................................     61

                                   PART III

Item 10  Directors And Executive Officers............................     61

Item 11  Executive Compensation......................................     63

Item 12  Security Ownership of Certain Beneficial Owners And
           Management................................................     63

Item 13  Certain Relationships And Related Transactions..............     63

                                   PART IV

Item 14  Exhibits, Financial Statement Schedules And Reports on Form
           8-K.......................................................     64

                                   TRADEMARKS

    Tumbleweed-Registered Trademark-, WorldSecure-Registered Trademark- and Worldtalk-Registered Trademark- are registered trademarks and Integrated Messaging Exchange-TM-, IME-TM-, Messaging Management System (MMS)-TM-, WorldSecure/Mail-TM-, Secure Inbox-TM-, Secure Envelope-TM-, Tumbleweed IME Platform-TM-, Tumbleweed IME Applications-TM-, IME Statements-TM-, IME Developer-TM-, IME Messenger-TM-, IME Personalize-TM-, and IME Alert-TM- are trademarks of Tumbleweed Communications Corp.

                                     PART I

ITEM 1--BUSINESS.

OVERVIEW

    Tumbleweed is a leading provider of advanced e-mail solutions for business communications. Our products and services enable businesses to create secure, managed, online communication channels, leveraging established e-mail networks and enterprise applications. With Tumbleweed's Integrated Messaging Exchange
(IME) we combine an open, scalable messaging software platform, a suite of applications for specific business processes, and a broad range of professional services capabilities to provide a secure channel for both sending and receiving business critical information online.

    On January 31, 2000, Tumbleweed acquired Worldtalk and Worldtalk became a wholly owned subsidiary of Tumbleweed. Worldtalk's WorldSecure/Mail products are now offered by Tumbleweed under the Tumbleweed Messaging Management System (MMS) brand. With Tumbleweed MMS, we allow enterprises to protect and control their Internet communication by automatically filtering, monitoring and archiving messaging traffic, and by dynamically routing sensitive messages and documents through appropriate channels.

    Using the Tumbleweed MMS and Tumbleweed IME solutions, either together or separately, businesses are able to create, enhance and control significant new channels for secure communication with their customers and partners over the Internet. When combined, Tumbleweed IME and Tumbleweed MMS can be used both to create a sophisticated online communication channel and to selectively route e-mail traffic over this channel without requiring any changes in user behavior or existing e-mail applications.

INDUSTRY BACKGROUND

    Internet-based e-mail has quickly claimed its place as one of the most ubiquitous and useful forms of business communications. International Data Corporation estimates that the number of electronic mailboxes will grow from approximately 315 million as of July 1999 to over 750 million by 2005. International Data Corporation further estimates that the number of e-mail messages sent worldwide will grow from 5.3 billion per day in 1999 to more than 26 billion per day by 2005.

    Despite the low cost, convenience, immediacy and reach of e-mail, using it as a platform for the delivery of business applications requires security and functionality that standard Internet e-mail cannot provide. Thus, business processes which may in part be automated and online still rely on physical delivery when outbound communication is involved. To develop new, secure channels for interactive communication, businesses require efficient, cost-effective solutions that leverage their investment in e-mail and the Internet. These solutions will allow businesses to capture the additional opportunities afforded by the new communication channels while simultaneously reducing operational cost.

    Businesses also need solutions for managing business communications already being conducted online using standard Internet e-mail. Although most businesses have well-developed policies regarding how offline business communications should be handled, corresponding policies for Internet communication are often not well established, resulting in risk and exposure to financial liability. Businesses seek a reliable means for managing the flow of online communications in light of security, confidentiality, archiving, regulatory and ethical considerations.

TUMBLEWEED'S PRODUCTS

    Tumbleweed offers two complementary product lines. Tumbleweed's Integrated Messaging Exchange (IME), our messaging solution, combines advanced security, tracking and personalization features in a single, comprehensive messaging environment. Tumbleweed IME uses public networks to provide efficient business communications over the Internet. Tumbleweed IME enables businesses to build a proactive communication channel through an integrated online solutions, resulting in the secure delivery of sensitive information to anyone, anywhere, anytime. Tumbleweed's Messaging Management System (MMS), formerly named WorldSecure/Mail, enables businesses to define and enforce Internet communication policies and manage their corporate intellectual assets by filtering content, archiving messages and applying security to e-mail traffic. Tumbleweed is also developing products that fully integrate its IME and MMS technologies, providing a comprehensive security and policy solution for messaging.

TUMBLEWEED'S INTEGRATED MESSAGING EXCHANGE (IME)

    Tumbleweed's IME combines an advanced software platform and customized applications to establish a vital Internet communication channel between a business and its customers, suppliers and partners. This channel enables businesses both to greatly expand and exploit the communication power of e-mail and to fully integrate existing business processes with the Internet. Once established, the IME channel can be used to securely send sensitive information to anyone with Internet access. When sensitive information is flowing over Tumbleweed's IME, deliveries can be personalized, tracked and archived, making business communication more secure.

    Tumbleweed IME enables businesses to deliver secure and personalized outbound information in a variety of ways. This information can be distributed within e-mail messages, on the Internet via the Tumbleweed Secure Inbox, a protected repository for receiving and managing secure online communications, or through a combination of both e-mail and the Internet. IME has the unique and patented capability of taking an e-mail message recipient to a unique web page that is relevant to that recipient. In addition to being a vehicle for secure online communication services, Tumbleweed IME provides features to manage personalized content, track recipient transactions such as receipt or response, and integrate the system into existing back-office processes.

    We sell Tumbleweed IME and related services to service providers that provide their customers with secure, reliable and trackable communication services for a fee. We also sell Tumbleweed IME products and services directly to enterprises in selected strategic markets, such as the banking, financial services, telecommunications and healthcare industries, enabling them to offer Tumbleweed-based services to their employees, customers, suppliers and partners. The Tumbleweed IME solution provides the following benefits to our customers:

    - COMPREHENSIVE TECHNOLOGY. Tumbleweed IME is designed to provide a secure, efficient and cost-effective method for communicating important information online. Our solution contains all of the core technology, integration tools and professional services necessary to incorporate advanced messaging features into existing environments. Tumbleweed IME can be modified to meet the unique communication needs of specific customers, and can easily be integrated into existing environments. Because Tumbleweed has multiple IME applications available for use with the IME Platform, additional services can be added to an IME environment, enabling businesses to deliver several types of information over a single channel.

    - MULTI-LEVEL SECURITY. In many cases, the reason business-critical information is not communicated online is the lack of security features available in existing e-mail solutions. Through our innovative and unique implementation of industry-standard security technologies, we are able to offer secure online communication services to anyone with e-mail and Internet access. Depending on the needs of the sender, security features can include encryption during transmission and storage, password protection for user authentication, or for highly sensitive communication, certificate-based signing and additional encryption features. Any level of security can easily be employed without requiring the sender and recipient to have the same messaging software.

    - EASY, UNIVERSAL ACCESS. A successful advanced communication system must be able to reach anyone on the Internet. Tumbleweed IME is based on open Internet standards, and requires no proprietary desktop software, protocols, or networks. Anyone with an e-mail account and web access can use our solution to both send and receive messages regardless of which e-mail system they use or the format of the information included. Similarly, Tumbleweed IME can be integrated with an enterprise's existing back office systems to enable automated communication. Because no new application or user interface is needed, there is no costly training or desktop deployment associated with our solution.

    - PERSONALIZED COMMUNICATION. Communication of important business information such as transaction confirmations or account statements requires message customization for specific recipients. Using Tumbleweed IME, businesses can automatically generate unique messages for each individual, personalized with recipient-specific information and preferences. In addition, our solution allows senders to create messages targeting specific recipient preferences, demographics and communication history. Tumbleweed IME also enables our customers to easily incorporate marketing promotions into their business communication.

    - SCALABLE ARCHITECTURE. Tumbleweed IME is designed to accommodate a variety of online communication applications, ranging from small corporate deployments to large enterprise installations supporting global service offerings. Our scalable architecture allows customers to accommodate high transaction volumes and implement desired levels of redundancy. Tumbleweed IME components can be distributed across multiple servers, allowing for an increasingly high volume of transactions while maintaining high standards of performance, reliability and security. The ability to seamlessly handle increasing transaction volumes is a key consideration for customers in deploying an enterprise-class online communication system.

TUMBLEWEED IME PLATFORM AND APPLICATIONS

    The Tumbleweed IME Platform includes the core functionality necessary for preparing, securing, delivering and tracking electronic communications, and provides the foundation on which businesses can build one or a series of online communication applications. Because advanced services require high performance and scalability, the Tumbleweed IME Platform has been designed to efficiently handle millions of secure messages daily. The Tumbleweed IME Platform's flexible architecture supports distributed execution of software components, allowing customers to expand the service as their requirements grow. This scalability, combined with advanced security and tracking features, enables customers to use our technology as the foundation for a variety of online communication services. Once installed, the IME Platform can be used for an array of applications--allowing businesses to quickly develop and deploy multiple services without having to re-invent or re-architect their environments.

    Using the Tumbleweed IME Platform as a foundation, Tumbleweed IME Applications integrate with e-mail and legacy systems, interact with existing applications, and automate transactions and exchanges to provide a complete internal and external communications solution for the enterprise. These applications are built to integrate with and enhance specific business processes. Current Tumbleweed IME Applications include:

    IME MESSENGER. IME Messenger supports one-to-one communication between individuals. Unlike regular e-mail, IME Messenger provides the secure, reliable delivery and tracking required for confidential correspondence and group collaboration. Using IME Messenger, businesses gain the control and security associated with overnight delivery services without the expense and time constraints.

    IME STATEMENTS. IME Statements offers businesses an online alternative for delivering sensitive, time-critical business documents--statements, invoices, remittances, transaction confirmations, and other types of correspondence. Using IME Statements, businesses can extract information directly from back-office systems, format it automatically, and deliver it to customers or partners securely via the Internet.

    IME PERSONALIZE. IME Personalize extends secure IME-based customer communications by automatically including targeted messages, personalized for individual customers based on their behavior and preferences. Using IME Personalize, businesses can save promotional dollars, improve response rates, and attract and retain customers with a higher level of customer service.

    IME ALERT. IME Alert enables businesses to proactively send customers sensitive, business-critical information about news and events as they occur. Customers can subscribe to a personalized set of secure, real-time notifications based on conditions of interest to them.

    IME DEVELOPER. IME Developer includes all of the tools necessary to integrate secure, online communications into already established e-commerce systems. IME Developer includes Server and Remote APIs, as well as sample code and complete documentation.

    FUTURE TUMBLEWEED IME APPLICATIONS. We plan to introduce additional applications targeted at strategic industries such as insurance, banking, manufacturing and healthcare. We also plan to introduce additional applications to address specific business processes, such as direct marketing and security policy management. Because the foundation for these applications will be the Tumbleweed IME platform, we can take advantage of its numerous integration and customization features to rapidly develop and deploy applications optimized for specific industries or business processes.

TUMBLEWEED MESSAGING MANAGEMENT SYSTEM (MMS)

    Tumbleweed MMS is a comprehensive solution for managing intellectual property as it travels over the Internet. Tumbleweed MMS allows businesses to control both the processes and pathways involved, through options for routing, filtering, monitoring and archiving digital messages and documents. By defining what is allowed in, what is allowed out, and how deliveries are secured and sent, enterprises can enforce their communication policies, enhance their corporate citizenship in the digital realm, and protect their intellectual assets and system resources.

    Tumbleweed MMS secures e-mail systems for e-business. A comprehensive solution for centralized control over e-mail communications in and out of an enterprise, MMS enables businesses to set policies for e-mail usage, security and the treatment of corporate information assets. Tumbleweed MMS then enforces those policies globally, when necessary dynamically creating secure communication channels over the Internet to guarantee that confidential information is delivered securely.

    Tumbleweed MMS allows administrators and policy-makers to define and enforce security policies to ensure the safe and efficient use of corporate e-mail systems. While other solutions provide encryption, reporting or filtering capabilities, only Tumbleweed MMS enables companies to apply virus scanning, content control, access control, encryption, archiving and digital signature policies universally across the enterprise.

    Using a graphical, wizard-based interface, organizations can set MMS policies that implement a wide range of e-mail countermeasures. These countermeasures are applied to all messages that pass through a corporate firewall, protecting networks and information assets, and allowing companies to monitor and archive all Internet e-mail communications. The Tumbleweed MMS solution provides the following benefits to our customers:

    - IDENTIFICATION AND HANDLING OF SENSITIVE DIGITAL INFORMATION: Using lexicons of keywords, Tumbleweed MMS scans messages and attachments looking for specific information. For example, Tumbleweed MMS can screen for confidential information, such as credit card numbers, medical information, or legal advice; proprietary material, like business plans, contracts, and sales figures; attachment types that are likely to carry corporate assets or confidential information; or industry-specific terminology, like "guaranteed return" in financial services, or diagnostic codes in healthcare. When a policy violation is detected, Tumbleweed

      MMS can apply any combination of countermeasures to protect the information, the business relationship, and the company.

    - MULTI-LEVEL SECURITY: With Tumbleweed MMS Security Manager, organizations can create policies that automatically encrypt potentially sensitive information traveling to and from certain servers using the S/MIME public key of each organization. This allows companies to create S/MIME Virtual Private Networks (VPNs) with longer-term business partners, such as law firms, insurance companies, or suppliers. Tumbleweed MMS handles all digital certificates at the server level, eliminating the need to deploy desktop encryption or manage individual public keys. It is also transparent to end users, allowing organizations to enforce encryption policies centrally, while users continue to send messages as they would normally would.

    - DYNAMIC ROUTING BASED ON POLICY: Because business relationships are dynamic, it doesn't always make sense to establish an S/MIME VPN, or assume that all parties have S/MIME public keys and S/MIME-compatible e-mail clients. But security solutions are only effective if they apply to everyone within an organization, and everyone sending e-mail into that organization. For ad-hoc communication with individuals, or short-term communication with business partners or customers, Tumbleweed MMS policies can transparently redirect messages to a secure delivery system, such as Tumbleweed IME. Messages that are routed via Tumbleweed IME can be read by any addressee with e-mail and Internet access. No special keys are required. Recipients can also reply to messages using the same secure channel, making Tumbleweed MMS an effective solution that ensures secure two-way communication between a company and the outside world.

    Our MMS products are useful in a wide variety of markets. For example,Tumbleweed MMS solutions allow target organizations to comply with corporate and ethical standards, federal and other governing regulations, and to offer a higher level of service to their customers and partners. Three key vertical market segments targeted by Tumbleweed MMS are:

    - Legal--As more and more lawyers utilize Internet e-mail, their law firms must define and enforce security policies in an effort to protect client documents, shield privileged legal advice, and safeguard intellectual property. Tumbleweed MMS solutions give legal firms the ability to protect their e-mail networks while ensuring the privacy and integrity of e-mail between lawyers and their clients and among lawyers via the encryption of e-mail.

    - Healthcare--Healthcare firms use Internet e-mail to communicate with governmental agencies such as the FDA, or with clients, partners and networks of doctors. Healthcare companies have identified information security breaches as major threats to their businesses. Tumbleweed MMS solutions in the healthcare industry are enabling a better level of service to providers and physicians by allowing the safe exchange of sensitive and confidential information, such as patient files, medical claims, and information on eligibility and beneficiary status. Tumbleweed MMS is making it possible for firms to set policies to ensure doctor-patient confidentiality, regulate and secure Internet e-mail usage, and protect patient records, hospital records, and hospital policies, among other sensitive information, via the encryption of e-mail.

    - Financial--Firms in the financial industry need to protect financial information, secure communications with clients, and comply with government regulations. Tumbleweed MMS solutions allow financial institutions to leverage the Internet for the e-mail exchange of business-critical information. Through the development and enforcement of corporate security policies, Tumbleweed MMS solutions extend SEC regulations and compliance to e-mail systems.

TUMBLEWEED PROFESSIONAL SERVICES

    Our professional services organization provides all of the consulting, integration engineering, custom application development training and educational services and support necessary to build a unique online communication system based on Tumbleweed's products, including initial planning, business process analysis, security assessment, implementation services, data center design, operational planning, training, quality assurance/accreditation, installation, deployment and ongoing support.

    The following are examples of the professional services we offer:

    CUSTOM APPLICATION DEVELOPMENT, which extends the functionality of Tumbleweed solutions with custom engineering. The result is a unique online communication solution that can be deployed to precisely meet a company's business needs.

    INTEGRATION CONSULTING, which provides the development work required to integrate Tumbleweed solutions with existing technology infrastructure, including legacy systems, customer databases, support systems, and billing systems.

    DATA CENTER DESIGN AND INSTALLATION, which assists customers in designing communication services based on Tumbleweed products, including determining hardware requirements, backup processes and failure systems, and physically implementing our solution in the customer's data center. Our professional services organization also provides ongoing support of the customer's data center.

    TECHNICAL TRAINING AND SUPPORT, which provides the customer with formal training in the administration and operation of Tumbleweed products and use of the Tumbleweed IME application programming interfaces.

    Professional services are performed for an additional fee and are offered in conjunction with the licensing or deployment of Tumbleweed's products.

    Tumbleweed's products are generally deployed in business-critical environments, where highly responsive customer support is critical to the continuing success of the deployed solution. We maintain a centralized technical support group that is responsible for first-line and second-line customer support as well as distribution of products and documentation updates. This group works closely with our professional services and product development organizations in order to ensure continuity in the areas of problem resolution and priority response.

    Maintenance and support contracts, which are typically for twelve months, are offered concurrently with the initial license of a Tumbleweed product. These contracts may be renewed annually and are generally priced at a percentage of the list price of the licensed software. We also offer customer support
24 hours a day, 7 days a week, for those customers requiring around the clock support. Pricing for such support is negotiated separately and is in addition to the standard fees.

STRATEGY

    Tumbleweed's objective is to be the leading provider of online business communication services. Key elements of our strategy are to:

    ESTABLISH TUMBLEWEED IME AS THE LEADING APPLICATION PLATFORM FOR SECURE ONLINE COMMUNICATION SERVICES. We intend to establish Tumbleweed IME as the standard platform upon which to build business-critical messaging applications. Rather than designing Tumbleweed IME as a point-solution for a specific application, we have designed it to be a broad-based application development platform. As such, Tumbleweed IME can be extended to include a number of different applications and includes support for a comprehensive, open application programming interface. This application programming interface allows us, and our customers, to rapidly build vertical, business-specific applications on top of our Tumbleweed IME technology.

    ESTABLISH TUMBLEWEED MMS AS THE LEADING APPLICATION IN STRATEGIC INDUSTRY MARKETS. Through our Tumbleweed MMS direct sales force, we are pursuing key accounts in strategic markets. These strategic markets initially include the legal, banking, financial services, telecommunications and healthcare industries. Through our direct sales force in each strategic market, we have begun to secure key accounts and we intend to expand our business to other similar customers within these markets. Our successes in the strategic markets are intended to provide leverage to our channel of service providers as they, in turn, pursue business in those industries.

    INCREASE THE AMOUNT OF E-MAIL TRAFFIC WE MANAGE AND ADD VALUE TO CUSTOMERS' MANAGEMENT OF E-MAIL TRAFFIC. We intend to increase the amount of e-mail traffic we manage by

    - increasing sales to new customers,

    - further penetrating our installed base of IME customers by selling them additional IME and MMS products and applications,

    - further penetrating our installed base of MMS customers, particularly by selling them IME products and applications,

    - using policies defined and enforced in our MMS products to drive secure messaging traffic over IME, particularly in products that integrate IME and MMS technology,

    - increasing the marketing of Tumbleweed solutions, and

    - increasing our support of the marketing efforts of our customers.

    Importantly, we intend not to simply increase traffic but to add value by providing our customers with tools to protect and manage their intellectual property assets carried by online business communications systems.

    CULTIVATE A CHANNEL OF KEY SERVICE PROVIDERS. We intend to leverage our channel of service providers to expand our business into new strategic industry markets as well as to pursue additional general purpose transactions. Service providers fall into two major categories. First, some of our service providers license Tumbleweed products in order to be able to provide additional value-added services to their customers. These service providers include Pitney Bowes Inc., Nippon Telegraph and Telephone Corporation, United Parcel Service, the member posts of the International Post Corporation Technology, S.C. and Hikari Tsushin, Inc., a major e-mail outsourcing service provider in Japan. Second, some of our service providers license Tumbleweed products in order to be able to provide additional value-added services to their customers in distinct industries. These service providers include Toyo Information Systems Co., Ltd. and UPAQ Ltd., electronic transferors of large, industrial file types. Our service provider customers are helping to rapidly expand the market for secure online communications through their brand recognition, extensive sales and marketing resources and substantial services competencies.

    ESTABLISH TUMBLEWEED IME AS THE INTERNATIONAL STANDARD FOR SECURE ONLINE COMMUNICATION. We intend to establish Tumbleweed IME as an international standard for secure online communication services by developing a significant base of enterprise and service provider customers. We also intend to accomplish this by capturing business with the national postal authorities. The national postal authorities present a strategic business opportunity for Tumbleweed. Postal authorities are highly trusted service providers in their respective geographies and are uniquely able to dictate national standards for certified online communication.

    CREATE RECURRING TRANSACTION-BASED REVENUE STREAMS. To create a predictable, recurring revenue stream, we intend to generate revenue based on the volume of messaging sent through Tumbleweed IME and Tumbleweed MMS. Tumbleweed products may be used by a particular customer on-site at the customer premises or used as an outsourced service. In addition, Tumbleweed's MMS products may be configured to screen e-mail messages for sensitive content and automatically route those messages through Tumbleweed IME. In each case, customers are charged a software license fee plus any related professional service fees, supplemented by transaction-based fees. The amount of these transaction fees varies depending on customer usage as evidenced by the volume of messages sent through Tumbleweed IME and Tumbleweed MMS.

    EXPAND INTO ACCOUNTS AFTER FIRST SECURING BUSINESS-CRITICAL
APPLICATIONS. The sophistication of the Tumbleweed IME and Tumbleweed MMS systems enable us to first target those business-critical applications that require the highest degrees of security and tracking within an enterprise. Having secured these high-value applications, we can then expand our focus to include other messaging applications within the same enterprise. Customers benefit through the ability to use Tumbleweed solutions as the foundation for all of their enterprise messaging needs, from high-end to low-end applications. Our ability to address the entire spectrum of an enterprise's communication service needs should enable us to compete favorably against those companies whose technologies are only suited to lower-end communications applications.

    PROVIDE COMPREHENSIVE PROFESSIONAL SERVICES. Our full outsourcing services enable our customers to reduce their cost of ownership and deployment time of our solutions, thereby helping reduce our sales cycle to those enterprises. Enterprise customers have the option of deploying Tumbleweed products either on their premises or outsourcing the deployment to Tumbleweed. We complement our outsourcing services with a full breadth of professional and consulting services. These services are comprehensive, end-to-end, and designed to help customers implement Tumbleweed IME-based applications and Tumbleweed MMS as rapidly as possible. The services include business-specific applications consulting, software development, training and education and complete technical support.

CUSTOMERS AND MARKETS

    Our customers are businesses for which Tumbleweed IME has created new opportunities to bring existing communications and business processes online. These customers fall into two broad categories. Service providers use Tumbleweed IME to provide secure, outsourced, online communications services to their business customers. Examples of service providers include United Parcel Service, Nippon Telegraph & Telephone Corporation, and Pitney Bowes, Inc. Enterprise customers utilize Tumbleweed IME to provide secure online communications services originating within their own enterprise to employees, suppliers, and customers. Examples of enterprise customers include The Chase Manhattan Bank, American Express Travel Related Services Company, Inc., Datek Online Holdings Corp., and the European Union--Joint Research Centre.

    Service providers and enterprise customers share many common attributes with respect to software requirements, the professional services necessary to integrate and implement a solution, and the potential for transaction-based fees paid based on usage of Tumbleweed IME. Although both service providers and enterprise customers are using Tumbleweed IME to provide secure online communications services outside the boundaries of their enterprise, the principal distinction between the two groups is market focus. Service providers offer the service on a fee-for-use basis, while enterprise customers typically provide the improved communication services in order to gain business advantage through improved cost, speed, and/or interactivity.

    We have developed multiple channels of distribution worldwide for our Tumbleweed MMS products. Our distribution strategy addresses the requirements of small companies and large enterprises alike and matches the appropriate sales and distribution channels to our product offerings. In North America, we have relied primarily on direct field sales, telesales, our professional services organization and value added resellers and their service organizations for the license, support and installation of our products. Internationally, sales are directed by non-exclusive distributors and value added resellers acting in concert with Tumbleweed MMS sales personnel. Tumbleweed MMS customers include Bell Atlantic, Merrill Lynch, Chevron, Nike, Time Warner, Blue Cross/Blue Shield, Mass Mutual, Best Foods, Gymboree, Safeway, Kimberly-Clark, and Robert Half.

SALES

    We maintain a direct IME sales force that focuses on signing additional service providers and key enterprise customers in strategic industries, as well as further penetrating existing accounts by selling them new Tumbleweed applications. Our sales force is comprised of domestic and international sales groups. Offices in the U.S. currently include Redwood City, California, Santa Clara, California, New York, New York, Mount Laurel, New Jersey, Los Angeles, California, San Ramon, California, Chicago, Illinois, Redmond, Washington, Reston, Virginia, and Dallas, Texas. We currently have international offices in Munich, Germany, Hurst, United Kingdom, Tokyo, Japan, Paris, France, Chatswood, Australia, Amersfoot, The Netherlands, and Stockholm, Sweden. Our sales force includes field sales engineers and inside sales personnel who support the account executives. Field sales engineers assist our account executives with technical presentations, customer requirements analysis and initial solution designs. Our inside sales personnel assist the account executives in managing their customer relationships. Our sales effort is augmented by the sales forces of our service providers.

    Our direct Tumbleweed MMS field sales force primarily targets medium to large-sized organizations with enterprise-wide implementations, while our Tumbleweed MMS telesales group typically targets smaller organizations with less complex implementations. Leads for the direct sales force are generated through a combination of industry trade show participation, seminars, direct mail and telemarketing programs, Internet download evaluation copies, requests for proposals from prospects and customer and channel referrals. The direct sales force also works with value added resellers (VARs) to sell Tumbleweed MMS products. The typical sales cycle can range from several weeks to six months, but may be significantly longer for large sales. We also sell software upgrades and annual maintenance agreements directly to customers, as well as through our VARs and international distributors.

MARKETING

    Our marketing efforts are organized around three primary areas: product marketing, product management, and marketing communications. Product marketing identifies target markets and customer opportunities, then develops the positioning, programs, and materials to reach customers and support sales activities. Product marketing is also responsible for branding, corporate identity, and the Tumbleweed website.

    Product management translates customer and market requirements into product plans and works with engineering to ensure completion. Product management also trains salespeople on product information and competition. Marketing communications drives overall market awareness of Tumbleweed and our products through public relations, industry analyst relationships, product reviews, editorial promotion, industry events and executive speaking engagements.

GOVERNMENTAL REGULATION

    We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, Internet transaction taxation, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. For example, the Federal Communications Commission could determine through one of its ongoing proceedings that the Internet is subject to regulation. Among other possible courses of action, the FCC may determine that Internet service providers are subject to certain access charges or fees for carrying Internet traffic over the public switched telephone network. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have a material adverse effect on our business, financial condition and results of operations.

    Permits or licenses may be required from federal, state, local or foreign governmental authorities to operate or to sell some products on the Internet. We may not be able to obtain these permits or licenses. We may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. It may not be possible to comply with this legislation or these statutes on a commercially reasonable basis, if at all. See "Risks and Uncertainties--Additional Government Regulation Relating to the Internet May Increase Costs of Doing Business or Require Changes in Our Business Model; and--Tumbleweed May Have Liability for Internet Content."

    In addition, our products rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to achieve secure transmission of confidential information. Exports of software products utilizing encryption technology are generally restricted by the U.S. and various foreign governments. We have obtained approval to export the following products within the IME product line: IME Server 3.1, Desktop 3.1, Receive Applet 3.1 and Remote API 3.2. We have obtained approval to export the following products within the MMS product line: MMS WorldWide/56 4.3 and MMS Strong WorldWide/128 4.3. We are not exporting other hardware, software or technology that is subject to export control under U.S. law. However, the list of countries and products for which exports are restricted and the related regulatory policies could be revised in the future, and we may not be able to obtain required government approvals. See "Risks and Uncertainties--Tumbleweed's Products Are Subject to Export Controls, and Tumbleweed May be Unable to Obtain Necessary Approvals."

INTELLECTUAL PROPERTY

    We have filed fourteen utility patent applications and one design patent application with the U.S. Patent and Trademark Office and may seek other patents in the future. To date, a utility patent relating to our fundamental web-based delivery method has issued, as well as a design patent relating to the user interface of our products. We have also filed thirteen patent applications in foreign jurisdictions.

    We regard our patents and similar intellectual property as critical to our success, and rely on patent law and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. We are also pursuing the registration of key trademarks and service marks in the U.S. and internationally. Despite these precautions, it may be possible for unauthorized third parties to copy particular portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some end-user license provisions protecting against unauthorized use, copying transfer and disclosure of the licensed program may be unenforceable under the laws of some jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competing companies may independently develop similar technology. In particular, we are currently engaged in litigation to enforce our intellectual property rights, which may not be successful and in any event will result in substantial expenditures of resources to pursue. See "Legal Proceedings."

    The status of U.S. patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents. Our patent applications may not be issued with the scope of the claims sought by us, if at all. Our products may infringe patents issued to third parties. In addition, because patent applications in the U.S. are not publicly disclosed until the patent is issued, applications may have been filed by third parties that relate to our software products.

    Third parties could claim infringement by us with respect to current or future products or services. We may increasingly be subject to claims of intellectual property infringement as the number of our competitors grows and the functionality of their products and services increasingly overlap with ours. Any of these claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, limit use of our services or require us to enter into royalty or license agreements. A successful claim of product infringement against us could harm our business and prospects.

    We license certain key technology used in the Tumbleweed MMS products from other companies. We have applied for a patent in regard to certain aspects of the Tumbleweed MMS technology. In addition, we rely on trade secret, copyright and trademark laws, nondisclosure and other contractual agreements and technical measures, to protect our technology. We also believe that factors such as the technological and creative skills of our personnel, as well as new product developments and enhancements, are essential to establishing and maintaining a technology leadership position. We generally enter into confidentiality and/or license agreements with our employees, distributors and customers. We limit access to and distribution of our software, documentation and other proprietary information. Many of our products are shipped with a software security lock, which initially limits software access to authorized users. In addition, we restrict third party access to our source code, except in connection with source code escrow arrangements. The steps we take may not prevent misappropriation of our technology, and such protections do not preclude competitors from developing products with functionality or features similar to the Tumbleweed MMS products. Furthermore, third parties may independently develop competing technologies that are substantially equivalent or superior to our MMS technologies. The loss of any significant third-party license or the inability to license additional technology as required, could harm our business and prospects.

COMPETITION

    Broadly speaking, Tumbleweed IME is an alternative to traditional mail and courier delivery services, such as those offered by Federal Express Corporation, United Parcel Service or the U.S. Postal Service, and to general purpose e-mail applications and services. As such, we compete with these options. Ultimately, we believe that the Internet will become the primary solution for secure online communication services. Within this area, our direct competition comes from other secure online communication service providers of various sizes, some of which have products that are intended to compete directly with our products. Examples of secure online communication service providers include Automatic Data Processing, Inc., Critical Path, Inc., Differential Inc. (now known as Receipt.com), e-Parcel, LLC, PostX Corporation, and ZixIt Corporation. On November 4, 1999, Critical Path, Inc. announced that it had entered into a definitive agreement to acquire The docSpace Company, Inc., and on March 9, 2000 announced that the acquisition had been completed. This acquisition may significantly increase the competitive pressures we face particularly because Tumbleweed has filed a patent infringement lawsuit against The docSpace Company, Inc. See "--Legal Proceedings." In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products and services or through their product development in the area of secure online communication services. These companies could include America Online, Inc./Netscape Communications Corporation, International Business Machines Corporation/ Lotus Development Corporation, Microsoft Corporation and VeriSign, Inc.

    The market for our Tumbleweed MMS products is intensely competitive and subject to rapid changes. The enterprise security market is characterized by various products and solutions that compete with our Internet content security and policy management solutions. These include products offered by Content Technologies, Ltd. (which is partially owned by Integralis Technology, Ltd.) Trend Micro

Incorporated, SRA International, and TenFour AB. We anticipate competition in the future from other companies in the enterprise security market as the industry continues to grow.

    We believe that the competitive factors affecting the market for our Tumbleweed MMS products and services include: product functionality and features; product quality and documentation, performance and price; ease of product integration with disparate e-mail and groupware solutions; quality of customer support services, customer training; hardware platforms supported; vendor and product reputation; and the strength of sales channels. The relative importance of each of these factors depends upon the specific customer environment. Although we believe that our products and services currently compete favorably with respect to such factors, there can be no assurance that we can maintain our competitive position against current and potential competitors.

    The market for secure online communication services is new, rapidly evolving and highly competitive. The level of competition is likely to increase as current competitors improve their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than us and may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to enter into these strategic or commercial relationships on more favorable terms. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. New technologies and the expansion of existing technologies may increase competitive pressures on us. Furthermore, one of our service provider customers currently offers to end-users the choice between Tumbleweed's products and the products of one of our competitors, and other current and future customers may also offer end-users a similar choice. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition. We may be unable to compete successfully against current and future competitors, and competitive pressures faced by us could harm our business and prospects.

EMPLOYEES

    As of February 29, 2000, we employed 224 people worldwide, including 65 in engineering, 79 in sales, 37 in professional services, 15 in marketing and 28 in corporate management and administration. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider our relations with our employees to be good. See "Risks and Uncertainties--If Tumbleweed Loses the Services of Key Management Personnel, including Co-Founders or Key Sales Executives, Tumbleweed's Ability to Develop Its Business and Secure Customer Relationships Will Suffer"; and "--Tumbleweed May Be Unable to Recruit or Retain Qualified Personnel, Which Could Harm Business and Product Development."

YEAR 2000 ISSUES

    We currently are not aware of any significant Year 2000 problems in any of our critical systems and products. However, the success to date of our Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which we rely will not become apparent in the future that could harm our business.

ITEM 2--PROPERTIES.

    We lease approximately 40,000 square feet for our corporate headquarters located in Redwood City, California under a lease with a term of five years commencing June 8, 1999. We also lease approximately 30,000 square feet of office space in Santa Clara, California, the former headquarters of Worldtalk, under a lease scheduled to terminate in September 2005. We also maintain domestic sales offices in Redwood City, California, Santa Clara, California, New York, New York, Mount Laurel, New Jersey, Los Angeles, California, San Ramon, California, Chicago, Illinois, Redmond, Washington, Reston, Virginia, and Dallas, Texas and international offices in Munich, Germany, Hurst, United Kingdom, Tokyo, Japan, Paris, France, Chatswood, Australia, Amersfoot, The Netherlands, and Stockholm, Sweden.

ITEM 3--LEGAL PROCEEDINGS.

    On March 3, 1999, we sued The docSpace Company, Inc. alleging infringement of our U.S. Patent No. 5,790,790. In its answer, docSpace raised counterclaims alleging, among other things, antitrust violations and unfair competition. On May 3, 1999, docSpace filed a summary judgment motion of non-infringement. On May 27, 1999, the court granted Tumbleweed's request to continue docSpace's summary judgment motion pending further discovery and indicated that docSpace's motion would be rescheduled. On July 14, 1999, the court issued a scheduling order stating that it would conduct a hearing on the proper interpretation of the claims of Tumbleweed's patent on September 24, 1999, and a hearing on any motions for summary judgement on the issue of infringement on November 1, 1999. The court also ordered that discovery on all issues other than claim construction and infringement would be stayed pending resolution of these issues. The court later rescheduled the claim interpretation hearing, which occurred on November 19, 1999.

    On December 9, 1999, the court issued an order based on the claims construction hearing essentially adopting Tumbleweed's interpretation of the patent claims. On March 12, 2000, the court scheduled a hearing on the infringement issue for June 5, 2000, to allow us time to complete discovery on this issue and file a motion for summary judgment that the docSpace systems infringe our patent. docSpace has indicated that it intends to refile its non-infringement motion.

    In the meantime, on November 4, 1999, Critical Path, Inc. announced that it had entered into a definitive agreement to acquire docSpace, and on March 9, 2000 announced that the acquisition had been consummated. See "Competition." We intend to continue the litigation until all remaining issues are resolved. We believe that we will prevail on the merits of this patent infringement lawsuit and that docSpace's counterclaims are meritless.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of Tumbleweed's stockholders during the fourth quarter of fiscal 1999.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Tumbleweed's common stock is traded on the Nasdaq National Market under the symbol "TMWD." The table below sets forth, during the periods indicated, the high and low sales price for Tumbleweed's common stock as reported on the Nasdaq National Market.

                                                                  PRICE RANGE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Year ended December 31, 1999................................   $89.50     $10.25
Third Quarter (beginning August 6, 1999)....................   $30.50     $10.25
Fourth Quarter..............................................   $89.50     $17.75

    As of February 29, 2000, there were approximately 228 holders of record of Tumbleweed's common stock.

DIVIDEND POLICY

    Tumbleweed has not declared or paid any cash dividends on its common stock during any period for which financial information is provided in this Annual Report on Form 10-K. Tumbleweed currently intends to retain future earnings, if any, to fund the development and growth of its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

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

    From August 5, 1999, the date our Registration Statement was declared effective, until December 31, 1999, we financed our operations from cash available prior to our initial public offering, and did not use any of the net proceeds from our initial public offering. We may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements with respect to any such transactions.

ITEM 6--SELECTED FINANCIAL DATA.

SELECTED HISTORICAL FINANCIAL INFORMATION (UNAUDITED)

                                                                YEAR ENDED DECEMBER 31,
                                                  ----------------------------------------------------
                                                    1999       1998       1997       1996       1995
                                                  --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Revenue.........................................  $  5,777   $ 2,015    $   729    $   597     $  818
Gross profit....................................     3,398     1,084        621        458        586
Operating expenses(1)...........................    20,890     7,823      5,477      1,679        609
Operating loss..................................   (17,492)   (6,739)    (4,856)    (1,221)       (23)
Net loss........................................   (16,416)   (6,590)    (4,691)    (1,180)       (16)
Net loss per share--basic and diluted...........     (1.44)    (1.74)     (1.41)     (0.33)        --

Shares used in calculating basic and diluted
  loss per share................................    11,373     3,797      3,331      3,598      4,035

Dividends declared..............................        --        --         --         --         --

                                                                           DECEMBER 31,
                                                       ----------------------------------------------------
                                                         1999       1998       1997       1996       1995
                                                       --------   --------   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents............................  $51,657     $  698     $6,310     $2,670      $ 81
Total assets.........................................   61,980      1,725      7,115      2,939       206
Long-term debt, excluding current installments.......      882        369         --         --        --
Total stockholders' equity...........................   54,452        501      6,270      2,652       141

------------------------

(1) Includes stock compensation expense of $3.5 million, $673,000, $246,000, and $24,000 for the years ended December 31, 1999, 1998, 1997 and 1996, respectively.

                       SELECTED QUARTERLY FINANCIAL DATA

                                  (UNAUDITED)

                                                                     QUARTERS ENDED
                                                   ---------------------------------------------------
                                                   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                   ------------   -------------   --------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1999

REVENUE(1):
  License........................................     $ 1,501        $   827      $   564     $   518
  Services.......................................         433            540          241         172
  Transaction fees...............................         457            318          203           3
  Sale of technology.............................          --             --           --          --
                                                      -------        -------      -------     -------
    Total revenue................................       2,391          1,685        1,008         693

COST OF REVENUE(1):
  License........................................         107             75           44          46
  Services.......................................         689            665          447         228
  Transaction fees...............................          34             24           15           5
                                                      -------        -------      -------     -------
    Total cost of revenue........................         830            764          506         279
                                                      -------        -------      -------     -------
GROSS PROFIT.....................................       1,561            921          502         414

OPERATING EXPENSES(1):
  Research & development.........................       1,631          1,262        1,058         814
  Sales & marketing..............................       3,693          2,610        1,733       1,055
  General & administrative.......................       1,219          1,216          831         274
  Stock compensation.............................       1,106          1,105          958         325
                                                      -------        -------      -------     -------
    Total operating expenses.....................       7,649          6,193        4,580       2,468
                                                      -------        -------      -------     -------

OPERATING LOSS...................................      (6,088)        (5,272)      (4,078)     (2,054)
OTHER INCOME (EXPENSE), NET......................         754            399          121          (2)
                                                      -------        -------      -------     -------
LOSS BEFORE TAXES................................      (5,334)        (4,873)      (3,957)     (2,056)
PROVISION FOR TAXES..............................          60             96           40          --
                                                      -------        -------      -------     -------
NET LOSS.........................................     $(5,394)       $(4,969)     $(3,997)    $(2,056)
                                                      =======        =======      =======     =======
NET LOSS PER SHARE--BASIC & DILUTED..............     $ (0.25)       $ (0.34)     $ (0.90)    $ (0.50)
                                                      =======        =======      =======     =======
WEIGHTED AVERAGE SHARES--BASIC & DILUTED.........      21,601         14,797        4,438       4,092
                                                      =======        =======      =======     =======

------------------------

(1) Certain revenue, cost of revenue, and operating expense amounts in previously reported quarterly results for fiscal 1999 have been reclassified to conform with the presentation of those revenues and expenses for the fiscal year ended December 31, 1999 reported herein. All amounts reclassified were not significant.

                       SELECTED QUARTERLY FINANCIAL DATA

                                  (UNAUDITED)

                                                                     QUARTERS ENDED
                                                   ---------------------------------------------------
                                                   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                                                   ------------   -------------   --------   ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1998

REVENUE:
  License........................................     $   130        $   195      $   256     $   304
  Services.......................................         305            276          183         146
  Transaction fees...............................          --             --           --          --
  Sale of technology.............................          --            110          110          --
                                                      -------        -------      -------     -------
    Total revenue................................         435            581          549         450

COST OF REVENUE:
  License........................................          32             61           60          41
  Services.......................................         201            265          150         121
  Transaction fees...............................          --             --           --          --
                                                      -------        -------      -------     -------
    Total cost of revenue........................         233            326          210         162
                                                      -------        -------      -------     -------
GROSS PROFIT.....................................         202            255          339         288

OPERATING EXPENSES:
  Research & development.........................         652            500          412         457
  Sales & marketing..............................         805            929        1,234       1,081
  General & administrative.......................         223            278          304         275
  Stock compensation.............................         236            178          172          87
                                                      -------        -------      -------     -------
    Total operating expenses.....................       1,916          1,885        2,122       1,900
                                                      -------        -------      -------     -------

OPERATING LOSS...................................      (1,714)        (1,630)      (1,783)     (1,612)
OTHER INCOME (EXPENSE), NET......................          (6)            28           46          81
                                                      -------        -------      -------     -------
LOSS BEFORE TAXES................................      (1,720)        (1,602)      (1,737)     (1,531)
PROVISION FOR TAXES..............................          --             --           --          --
                                                      -------        -------      -------     -------
NET LOSS.........................................     $(1,720)       $(1,602)     $(1,737)    $(1,531)
                                                      =======        =======      =======     =======
NET LOSS PER SHARE--BASIC & DILUTED..............     $ (0.43)       $ (0.42)     $ (0.46)    $ (0.42)
                                                      =======        =======      =======     =======
WEIGHTED AVERAGE SHARES--BASIC & DILUTED.........       3,969          3,849        3,736       3,628
                                                      =======        =======      =======     =======

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT THE COMPANY'S PLANS, ESTIMATES AND BELIEFS. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND THOSE LISTED UNDER "RISK FACTORS."

THE COMPANY

    Tumbleweed Communications Corp. ("the Company") is a leading provider of internet infrastructure for business messaging worldwide. The Company developed the Tumbleweed Integrated Messaging Exchange, or Tumbleweed IME, a comprehensive set of products and services that enables businesses to use e-mail and the Web for secure, trackable online communication. In addition to the Company's core IME technology, the Company offers applications aimed at specific vertical markets and common business processes, and an extensive development toolkit for building customized online services. Tumbleweed IME is a scalable, feature rich communication solution, and serves as the foundation for online business services offered by the Company's customers.

    On January 31, 2000, the Company completed the acquisition of Worldtalk Communications Corp. ("Worldtalk"), a leading provider of Internet security and policy management solutions that enable organizations to define and manage electronic mail and web security usage policies to manage the risks and liabilities associated with Internet communications. WorldSecure customers include Bell Atlantic, Merrill Lynch, Chevron, Nike, Time Warner, Blue Cross/Blue Shield, Mass Mutual, Best Foods, Gymboree, Safeway, Kimberly-Clark, and Robert Half.

    The Company's revenue consists of (i) license fees, (ii) service fees, and
(iii) transaction fees. License revenue consists of initial license fees and the sale of distribution rights. License revenue typically is recognized upon the later of customer acceptance or shipment of the software. Revenue from the sale of distribution rights is recognized upon the execution of a distribution agreement. Service fee revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation are recognized upon acceptance of the installation while all other consulting fees are recognized based on percentage of completion. Support and maintenance fees are paid for ongoing customer support as well as for the right to receive future upgrades to the Company's products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Transaction fees are based on the volume of transactions by the Company's customers, and the related revenue is recognized based on payment schedules and transaction reports from the Company's customers. A number of the Company's contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

    Historically, the Company's revenue has been concentrated among a few customers, but the customer base contributing to revenue is diversifying. In 1999, the Company's top five customers contributed 36% of total revenue, down from 73% in 1998. In addition, the constituency of that list is evolving. The Company expects that the principal revenue-generating customers as a group will continue to comprise a significant portion of revenue. However, the trend in diversification of the Company's customer base is expected to continue as the Company adds new customers and experiences further growth in revenue from existing customers.

    A substantial portion of the Company's revenue relates to international customers or operations. Most of the Company's contracts are denominated in U.S. dollars. However, a contract between the Company's 50% owned Japanese subsidiary, Tumbleweed Communications K.K. ("TKK"), and Hikari Tsushin is denominated in Japanese yen, and, in the future, an increasing number of contracts may be denominated in foreign currencies. The Company currently does not have hedging or similar arrangements to protect the Company against foreign currency fluctuations. Therefore, the Company increasingly may be subject to currency fluctuations, which could harm the Company's operating results in future periods.

    Development costs incurred in the research and development of new technology and enhancements to existing technology are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for software development have not been material.

    During the three years ended December 31, 1999, the Company recorded aggregate deferred stock compensation expense of $9.4 million ($9.7 million on a historical basis) in connection with the grant of certain stock options which were granted at exercise prices less than the deemed fair value on the grant date. The deferred stock compensation expense is amortized on an accelerated basis over the vesting period of the options, which is generally four years. Of the total deferred stock compensation expense, $3.5 million, $673,000, and $246,000 was amortized in the years ended December 31, 1999, 1998 and 1997, respectively, and the Company expects that approximately $3.0 million, $1.5 million and $806,000 will be amortized during 2000, 2001 and 2002 thereafter, respectively.

    The Company moved into an expanded headquarters facility in Redwood City, California and into an expanded sales office in the United Kingdom in June 1999. Also, during 1999, the Company opened sales offices in Illinois, Virginia, France, Germany, The Netherlands and Australia. This expansion contributed to higher facilities-related expenses during 1999.

    In September 1999, Hikari Tsushin purchased a 50% ownership interest in TKK, reducing the Company's ownership from 100% to 50%. Both Hikari Tsushin and the Company have equal board representation corresponding to their equal equity ownership shares. Accordingly, the Company's consolidated financial statements for 1999 reflect fully consolidated results from TKK for the first eight months of 1999, and the Company's equity share of the net loss from TKK for the remaining four months of 1999.

    The Company's future net income and cash flow will be affected by the Company's ability to apply net operating losses for federal tax reporting purposes against taxable income in future periods due to a cumulative change in ownership for income tax purposes, as defined in Section 382 of the Internal Revenue Code, arising from the sale of stock in prior offerings.

    In March of 1994, the Company sold a technology known as Envoy to Novell, Inc. pursuant to an asset transfer, and the Company thereafter effected a substantial distribution to its stockholders. In connection with this sale, the Company retained the rights to derivative payments from various agreements that were acquired by Novell, Inc. for specified periods of time. The proceeds from this asset transfer were used for general corporate purposes, including the initial development of Tumbleweed IME. Virtually all of the Company's revenue recognized before June of 1997, which marked the initial launch of Tumbleweed IME, was derived from these agreements. The Company ceased recognizing revenue under these agreements in the first quarter of 1997, and the Company does not anticipate recognizing any additional revenue under these agreements in the future because the Company believes that Novell, Inc. has discontinued distribution of products utilizing Envoy technology. As a result, revenue recognized for periods before June of 1997 is not indicative of the Company's operating results in subsequent periods. In addition, in 1998 and 1997, the Company recognized revenue derived from a sale of ancillary technology to a third party. The Company does not anticipate recognizing revenue from similar sales in the future.

ACQUISITION OF WORLDTALK

    In January 2000, the Company acquired Worldtalk Communications Corp. ("Worldtalk") in a tax-free stock-for-stock transaction. Upon completion of the transaction, Worldtalk became a wholly owned subsidiary of the Company. Worldtalk is a leading provider of Internet content security and policy management solutions. Worldtalk's WorldSecure policy management platform enables organizations to define and manage electronic mail and web security and usage policies, reducing the risk and liabilities associated with Internet communications. Worldtalk's products include WorldSecure/ Mail, software that provides Windows NT-based electronic mail firewall and policy management, WorldSecure Web, a Windows NT-based content security product. WorldSecure/Mail is now being marketed as Tumbleweed's Messaging Management System (MMS). The Company expects that the acquisition of Worldtalk will extend the Company's lead in secure messaging, one of the fastest growing segments of the messaging market, and poise the Company to become a leader in e-mail content filtering, another rapidly growing sector in messaging.

    Upon completion of the acquisition, each Worldtalk share of common stock was converted into 0.26 of a share of the Company's common stock. A total of 3,798,398 shares of the Company's Common Stock were issued as a result of the acquisition for 14,609,374 shares of Worldtalk common stock. The business combination will be accounted for as a pooling of interests and, accordingly, the Company's historical financial statements presented in future reports will be restated to include the accounts and results of operations of Worldtalk. (See
Note 10 of Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

    REVENUE. Revenue is comprised of license revenue, services revenue and transaction fees revenue. Total revenue increased 187% to $5.8 million in 1999 from $2.0 million in 1998 due to increases in license revenue, services, and transaction revenue. License revenue increased 285% to $3.4 million in 1999 from $885,000 in 1998 due to bringing new customers into production and to additional license fees paid by existing customers. The number of customers contributing to license revenue grew from 14 during 1998 to 21 in 1999. Services revenue increased 52% to $1.4 million in 1999 from $910,000 in 1998. The increase in services revenue was due to an increase in contract development work by the Company's professional services organization, and, to a lesser extent, increases in maintenance fees. Transaction fees revenue was $981,000 in 1999 compared to $0 in 1998. The increase in transaction fees revenue resulted from minimum transaction fee payments made by new customers who launched IME-based services and, to a lesser extent, transaction fee payments from existing customers.

    COST OF REVENUE. Cost of revenue is comprised of license cost, services cost and transaction fees cost. License cost is primarily comprised of royalties paid to third parties for software licensed by the Company for inclusion in the Company's products. Services cost is comprised primarily of personnel and overhead costs related to customer support and contract development projects. Transaction fees cost is primarily comprised of royalties paid to third parties for software licensed by the Company for inclusion in the Company's products and hardware and band-width costs associated with hosting IME servers for some customers. Cost of revenue increased 156% to $2.4 million in 1999 from $931,000 in 1998. License cost increased 40% to $272,000 in 1999 from $194,000 in 1998.
License costs increased primarily due to increased sales of products containing software licensed from third parties. The increase was not in direct proportion to the increase in license revenue as some of the agreements with third parties contain fixed minimum payments. Services cost increased 175% to $2.0 million in 1999 from $737,000 in 1998. The increase was primarily due to increased personnel costs supporting an increase in new contract development projects and an increase in facilities-related expenses. Transaction fees cost was $78,000 in 1999 compared to $0 in 1998. The increase in transaction fees cost resulted from royalties due on transaction fees revenue and, to a lesser extent, depreciation expense and connectivity costs incurred in generating transaction revenue.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of engineering and related costs associated with the development of Tumbleweed IME applications, quality assurance and testing. Research and development costs increased 136% to $4.8 million in 1999 from $2.0 million in 1998. The increase was primarily due to increased head count supporting development of the Tumbleweed IME platform and new applications developed for our target markets, increases in average salaries for development personnel, and increased facilities related expenses. The Company expects that research and development expenses will increase in absolute dollars in future periods due to increased personnel required to support new projects that will allow the Company to expand the functionality of the core IME platform, increase the number of vertical applications built for the Company's target markets and integrate with a wider array of third party software packages.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses increased 125% to $9.1 million in 1999 from $4.0 million in 1998. The increase in sales and marketing expenses was primarily due to increased sales staffing, incentive compensation costs and an expense of $127,000 associated with the issuance of a vested warrant to a customer in exchange for marketing and publicity assistance. The Company expects that sales and marketing expenses will increase in absolute dollars in future periods as the Company expands into new target markets and geographic areas. The Company plans to significantly increase the number of its sales and marketing personnel worldwide in 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems and human resources departments as well as professional fees. General and administrative expenses increased 228% to $3.5 million in 1999 from $1.1 million in 1998. The increase in general and administrative expenses was due to an increase in legal fees corresponding to the patent infringement lawsuit the Company brought against The docSpace Company, Inc., which is still pending, as well as increased staffing expenses and professional fees. The Company expects that general and administrative expenses will increase in absolute dollars in future periods as the Company continues to grow its infrastructure.

    OTHER INCOME, NET. Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net, increased 754% to $1.3 million in 1999 from $149,000 in 1998 due to increased cash balances invested in money market accounts and commercial paper. The increase in cash balances available for investment in 1999 resulted from proceeds from the issuance of equity securities, including common stock issued in the Company's initial public offering completed in August 1999.

                     YEARS ENDED DECEMBER 31, 1998 AND 1997

    REVENUE. Total revenue increased 176% to $2.0 million in 1998 from $729,000 in 1997. Approximately one-half of the revenue in 1997 was derived from prior agreements relating to the Company's Envoy technology that was sold to Novell, Inc. License revenue increased 147% to $885,000 in 1998 from $359,000 in 1997 due to increases in initial license fees from customers. Services revenue increased 264% to $910,000 in 1998 from $250,000 in 1997 due to increases in custom development work performed for the Company's customers. The Company has recognized revenue from Tumbleweed IME commencing with its launch in July 1997.

    COST OF REVENUE. Cost of revenue increased 762% to $931,000 in 1998 from $108,000 in 1997. License cost increased 208% to $194,000 in 1998 from $63,000 in 1997 due to increased royalty costs associated with the addition of licensed technology from third parties and costs which correspond to increases in license revenue. Services cost increased 1,538% to $737,000 in 1998 from $45,000 in 1997 due to increased personnel costs to support new projects associated with the launch of Tumbleweed IME.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 10% to $2.0 million in 1998 from $1.8 million in 1997. The increase was primarily due to increased staffing.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 56% to $4.0 million in 1998 from $2.6 million in 1997. The increase was primarily due to increased staffing as well as increased spending on marketing programs associated with the launch of Tumbleweed IME.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 36% to $1.1 million in 1998 from $792,000 in 1997. The increase was primarily due to increased personnel and professional fees.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed its operations primarily through the issuance of equity securities. On December 31, 1999, the Company had $51.7 million in cash and cash equivalents.

    Net cash used by operating activities for 1999 was $10.4 million. Cash used in operating activities was primarily the result of a net operating loss, offset by certain non-cash charges and increases in accounts payable and accrued liabilities.

    Net cash used in investing activities for 1999 was $4.3 million. Net cash used in investing activities was primarily the result of capital expenditures related to increased facilities expansion.

    Net cash provided by financing activities for 1999 was $65.6 million. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of equity securities to investors, including the Company's initial public offering of common stock completed in August 1999 and the Company's Series C Preferred Stock financing completed in February 1999.

    As of December 31, 1999, the Company's principal commitments consisted of obligations outstanding under equipment and operating leases. The Company's equipment leases require payment of rental fees to third party leasing providers at interest rates of approximately 12.8%. In most cases, the Company has no obligations to purchase the equipment at the end of the term. The Company anticipates a substantial increase in capital expenditures consistent with potential growth in operations, infrastructure and personnel.

    In June 1999, the Company entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease is for a term of five years at an initial monthly rent of approximately $49,000 which increased to $96,000 monthly in October 1999. The Company has subleased approximately 19,000 square feet of the facility through two short-term subleases of 6 and 18 months. The Company expects that both subleases will terminate in the second quarter of 2000. The Company plans to utilize the 19,000 square feet for internal expansion and additional personnel associated with the Worldtalk acquisition.

    The Company has a $1.5 million revolving credit facility, which expires in July 2000, with a bank. Borrowings under the revolving credit facility bear interest at the prime rate plus 0.5%, with interest payable monthly. At
December 31, 1999, there were no outstanding borrowings under the revolving credit facility. Under the terms of the revolving credit facility, availability is based on outstanding accounts receivable, of which $1.0 million was available to the Company at December 31, 1999. In addition, the Company has two equipment loan facilities totaling $1,750,000 with the same bank. The first equipment loan in the amount of $750,000 expires in December 2001 and the second equipment loan in the amount of $1.0 million expires in December 2002. Borrowings under both equipment loan facilities bear interest at the prime rate plus 0.75% and are due and payable in 36 equal monthly installments. As of December 31, 1999, total borrowings under these equipment loan facilities were $1.3 million in the aggregate and $200,000 remained available under the facilities.

    In September 1999, the Company entered into a $525,000 financing arrangement with another company to finance its directors' and officers' liability insurance premium. Borrowings under the loan agreement are payable in nine equal monthly installments. As of December 31, 1999, total debt outstanding under this financing arrangement was $302,000.

    The Company's capital requirements depend on numerous factors, including market acceptance of the Company's products and services, the resources the Company devotes to development of its products and services and the resources the Company devotes to sales and marketing. The Company has experienced a substantial increase in capital expenditures and operating expenses since its inception consistent with the Company's relocation and the growth in operations and staffing. The Company anticipates that this growth will continue for the foreseeable future. Additionally, the Company expects to make additional investments in technologies, and plans to expand its sales and marketing programs. The Company currently anticipates that its existing cash and sources of liquidity will be sufficient to meet the Company's anticipated needs for working capital and capital expenditures for at least the next

12 months. To the extent the Company experiences growth beyond the next
12 months, the Company will need to raise funds for its growth from financing activities.

    The Company will continue to consider its future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. However, other than the revolving credit facility and the equipment loan facilities, the Company has no present commitments or arrangements assuring the Company of any future equity or debt financing, and additional equity or debt financing may not be available to the Company on favorable terms, if at all. The Company is not aware of seasonal aspects of its business that will affect the Company's business on a short or long-term basis.

YEAR 2000 COMPLIANCE

    The Company currently is not aware of any Year 2000 problems in any of its critical systems and products. However, the success to date of the Company's Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which the Company relies will not become apparent in the future that could harm the Company's business.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company transacts business in various foreign currencies. Accordingly, the Company is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in Europe and Japan which are denominated in local currencies. However, as of December 31, 1999, the Company had no hedging contracts outstanding.

    The Company currently does not use financial instruments to hedge operating expenses in Europe or Japan which are denominated in local currencies. The Company assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

    The Company does not use derivative financial instruments for speculative trading purposes, nor does the Company hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. The Company regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

                           INTEREST RATE SENSITIVITY

    The primary object of the Company's investment activities is to preserve principal while at the same time maximizing the income the Company received from its investments without significantly increasing risk. Some of the securities that the Company has invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if the Company holds a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of the Company's investment will decline. To minimize this risk, the Company maintains its portfolio of cash equivalents in commercial paper and money market funds. In general, money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate.

    The following table presents the amounts of the Company's cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 1999. This table does not include money market funds because these funds are not subject to market risk.

                                                              MATURING IN
                                                          -------------------
                                                          ONE YEAR     OVER                  FAIR
                                                          OR LESS    ONE YEAR    TOTAL      VALUE
                                                          --------   --------   --------   --------
Included in cash and cash equivalents...................  $11,885    None       $11,885    $11,885
Weighted--average interest rate.........................     4.52%

RISKS AND UNCERTAINTIES

BECAUSE TUMBLEWEED IS IN AN EARLY STAGE OF DEVELOPMENT AND HAS A HISTORY OF
  LOSSES, IT IS DIFFICULT TO EVALUATE ITS BUSINESS AND TUMBLEWEED MAY FACE EXPENSES, DELAYS AND DIFFICULTIES.

    Tumbleweed has only a limited operating history upon which an evaluation can be based. Accordingly, Tumbleweed's prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like secure online communication services. We incurred net losses of $16.4 million, $6.6 million and $4.7 million in the years ended December 31, 1999, 1998 and 1997, respectively. As of December 31, 1999 (without giving effect to the Worldtalk acquisition), we had incurred cumulative net losses as a C-corporation of $28.4 million. See "Consolidated Statements of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

TUMBLEWEED ANTICIPATES CONTINUED LOSSES.

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

TUMBLEWEED'S QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT
  FLUCTUATIONS.

    As a result of our limited operating history and the emerging nature of the markets in which we compete, we may be unable to accurately forecast our revenue or expenses. We may be unable to recognize quarterly or annual revenue consistent with our historical operating results or expectations. Our success is dependent upon our ability to enter into and maintain strategic relationships with customers and to develop and maintain volume usage of our products by our customers and their end-users. Our revenue has fluctuated and our quarterly operating results will continue to fluctuate based on the timing of the execution of new customer licenses, customer transitions from pre-production to final launch phase, and customer implementation of Tumbleweed products in that quarter. Our license revenue consists primarily of initial license and distribution fees. As a result, in order to realize comparable or increased license revenue, we must regularly and increasingly sign additional customers with substantial initial license fees on a timely basis. Our services revenue historically has consisted almost entirely of implementation and consulting fees. As a result, in order to realize comparable or increased services revenue, we must increase our implementation and consulting work, or increase revenue from product upgrades, which comprise an additional component of our services revenue. Revenue derived from product upgrades may fluctuate significantly based on the timing of our release of new versions of our products, and on our customers' acceptance of the new versions. Our transaction revenue is derived in the short term from contractual transaction minimums and will only increase in the longer term through increased transaction volume associated with the use of our services. The timing of these transactions may also cause our quarterly operating results to fluctuate. Unless and until we have developed a significant and recurring transaction-based revenue stream from communications that are sent with our services, our revenue may continue to fluctuate significantly.

    In addition, we have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including, but not limited to:

    - the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure, including our international operations; and

    - the announcement or introduction of new or enhanced services and products in the secure online communications or document delivery markets.

A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A HIGH PERCENTAGE OF TUMBLEWEED'S
  REVENUE AND THE FAILURE TO MAINTAIN OR EXPAND THESE RELATIONSHIPS COULD HARM TUMBLEWEED'S BUSINESS.

    The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. Five customers comprised approximately 36% of our revenue in 1999, and approximately 73% of our revenue in 1998. We expect that a small number of customers will continue to account for a majority of our revenue for the foreseeable future.

TUMBLEWEED'S SERVICE PROVIDER CUSTOMERS MAY COMPETE WITH TUMBLEWEED OR FAIL TO
  PROMOTE TUMBLEWEED'S PRODUCT.

    To date, we have generated a significant amount of our IME revenue from contracts with a very limited number of service provider customers, including Hikari Tsushin, United Parcel Service, the U.S. Postal Service, Canada Post and France's La Poste, as member posts of the International Post Corporation Technology, S.C., Pitney Bowes, Nippon Telegraph and Telephone Corporation and UPAQ Ltd., which use or intend to use our products for the communication of third-party documents and data. If these customers do not effectively promote the use of Tumbleweed IME to their end-users, adoption of our services and the recognition of associated revenue could be limited. Because our contracts with our service provider customers are non-exclusive, these customers could elect to offer competing secure online communication services to their customers through our existing or future competitors. The service provider customers also may compete with our secure online communication services through their traditional physical delivery channels.

IF TUMBLEWEED DOES NOT SECURE KEY RELATIONSHIPS WITH ENTERPRISE CUSTOMERS,
  TUMBLEWEED'S ACCESS TO BROADER MARKETS WILL BE LIMITED.

    Our enterprise customers, which use or intend to use Tumbleweed IME for internal purposes or for distribution of internally generated communications to their customers, are an increasingly significant source of our revenue. A key aspect of our strategy is to access target markets prior to adoption of alternative online distribution solutions by the larger participants in these markets. The failure to secure key relationships with new enterprise customers in targeted markets could limit or effectively preclude our entry into these target markets, which would harm our business and prospects.

CUSTOMERS IN A PRELIMINARY PHASE OF IMPLEMENTING TUMBLEWEED'S PRODUCT MAY NOT
  PROCEED ON A TIMELY BASIS OR AT ALL.

    Some of our customers are currently in a pre-production or pre-launch stage of implementing Tumbleweed IME and may encounter delays or other problems in the introduction of IME-based services. A decision not to do so or a delay in implementation could result in a delay or loss in related revenue or otherwise harm our businesses and prospects. In particular, a complaint was filed with the Postal Rate Commission in 1999 alleging that the U.S. Postal Service's offering of the Tumbleweed IME-based service PostECS, currently in a preliminary phase, is subject to regulation by the Postal Rate Commission. On May 3, 1999, the Postal Rate Commission issued an order determining that it has jurisdiction over the implementation of PostECS and is pursuing formal proceedings to consider the complaint. These proceedings could result in a delay of the launch of our service by the U.S. Postal Service or an election not to proceed with the product launch. We cannot predict when any customer that is currently in a pilot or preliminary phase will implement broader use of our services.

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

THE TRADITIONAL AND INTERNET DELIVERY SERVICES INDUSTRIES ARE HIGHLY COMPETITIVE
  AND RAPIDLY CHANGING, AND TUMBLEWEED MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

    We may not be able to compete successfully against current and future competitors, and the competitive pressures we face could harm our business and prospects. Broadly speaking, Tumbleweed IME is an alternative to traditional mail and courier delivery services, such as those offered by Federal Express Corporation, United Parcel Service or the U.S. Postal Service, and to general purpose e-mail applications and services. As such, we compete with these options. Ultimately, we believe that the Internet will become the primary solution for secure online communication services. Within this area, our direct competition comes from other secure online communication service providers of various sizes, some of which have products that are intended to compete directly with our products. Examples of secure online communication service providers include Automatic Data Processing, Inc., Critical Path, Inc., Differential Inc. (now known as Receipt.com), e-Parcel, LLC, PostX Corporation, and ZixIt Corporation. On November 4, 1999, Critical Path, Inc. announced that it had entered into a definitive agreement to acquire The docSpace Company, Inc., and on March 9, 2000 announced that the acquisition had been completed. This acquisition may significantly increase the competitive pressures we face particularly because Tumbleweed has filed a patent infringement lawsuit against The docSpace Company, Inc. In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products and services or through their product development in the area of secure online communication services. These companies could include America Online, Inc./Netscape Communications Corporation, International Business Machines Corporation/Lotus Development Corporation, Microsoft Corporation and VeriSign, Inc.

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

WE FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM
  SUCCESSFULLY INTEGRATING WORLDTALK.

    The integration of the Worldtalk Communications Corporation business, including its technology, operations and personnel, has been and will be a complex, time consuming and expensive process that may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. In particular, we are currently evaluating and upgrading our management information systems and establishing uniformity among the Tumbleweed systems and those formerly operated by Worldtalk. We may encounter substantial difficulties, costs and delays involved in integrating the operations of the Worldtalk subsidiary, including:

    - potential incompatibility of business cultures

    - perceived adverse changes in business focus

    - potential conflicts in customer, advertising or strategic relationships,

    - potential failure to complete anticipated sales, and

    - the loss of key employees and diversion of the attention of management from other ongoing business concerns.

    As a result, we may not be successful in integrating the Worldtalk business or technologies and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that this acquisition will result in sufficient revenues or earnings to justify our investment in, or expenses related to, this acquisition. Nor can we guarantee that any anticipated synergies will develop. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

TUMBLEWEED'S PRODUCT INTEGRATION EFFORTS MAY BE HINDERED BY A VARIETY OF
  TECHNICAL FACTORS.

    Tumbleweed faces certain risks associated with the planned integration of the Worldtalk technology. Because Worldtalk has historically based its products on an NT platform and we have created a platform-independent architecture for the Tumbleweed IME products, the integration of products from Worldtalk may result in unanticipated architectural incompatibilities that would require additional time and engineering resources to resolve. The loss of key engineering personnel may increase the time and resources needed to resolve these and other technical integration issues. To the extent that our technical personnel who formerly worked for Worldtalk collaborate with our personnel who have not worked for Worldtalk, the identification and resolution of any previously divergent technical standards used by each company's personnel, as well as the implementation of common product development practices and standards, may result in unanticipated product development delays.

In addition, the installation of integrated or complementary software products at customer sites may result in difficulties associated with customer-specific installation processes.

WE HAVE EXPERIENCED RAPID GROWTH WHICH HAS PLACED A STRAIN ON RESOURCES AND OUR
  FAILURE TO MANAGE GROWTH COULD CAUSE OUR BUSINESS TO SUFFER.

    We have expanded our operations rapidly and intend to continue this expansion. The number of our employees increased from 75 as of June 30, 1999 to 224 as of February 29, 2000. This expansion has placed, and is expected to continued to place, a significant strain on managerial and operational resources. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.

TUMBLEWEED HAS A LENGTHY SALES AND IMPLEMENTATION CYCLE WHICH COULD HARM ITS
  BUSINESS.

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

A FAILURE TO PROTECT TUMBLEWEED'S INTELLECTUAL PROPERTY MAY SIGNIFICANTLY HARM
  THE BUSINESS.

    Tumbleweed currently relies on a combination of patents, trade secrets, copyrights, trademarks and licenses, together with non-disclosure and confidentiality agreements to establish and protect its proprietary rights in its products. Tumbleweed holds certain patent rights with respect to some of our products and currently has a lawsuit pending against The docSpace Company, Inc. based docSpace's infringement of one of our patents. See "Legal Proceedings." Tumbleweed has filed, and expects in the future to file, additional patent applications. No assurance can be given that Tumbleweed's existing patents or trademarks, or any future patents or trademarks obtained by us, will not be challenged, invalidated, or circumvented, or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. There can be no assurance that further patent or trademark protection will be obtained, in the United States or elsewhere, for existing or new products, applications, or services or that such further protection, if obtained, will be effective. In some countries, meaningful patent or trademark protection is not available.

    Tumbleweed does not believe our products infringe upon the proprietary rights of third parties and we are not aware of any claims to that effect. However, there can be no assurance that third parties will not assert infringement claims against Tumbleweed in the future, and the cost of responding to such assertions, regardless of their validity, could be significant. In addition, such claims may be found to be valid and could result in awards against Tumbleweed, which could have a material adverse effect on our business.

    Tumbleweed also relies, to some extent, on unpatented trade secrets and other unpatented proprietary information. It is our policy to have employees sign confidentiality agreements, to have selected parties sign non-competition agreements and to have third parties sign non-disclosure agreements. Although Tumbleweed takes precautionary measures to maintain its unpatented proprietary information, no assurance can be given that others will not acquire equivalent information or otherwise gain access to or disclose our proprietary information or that we can meaningfully protect its rights to such proprietary information.

TUMBLEWEED'S EXPANSION INTO INTERNATIONAL MARKETS MAY BE DIFFICULT OR
  UNPROFITABLE.

    We have recently begun to invest significant financial and managerial resources to expand our sales and marketing operations in international markets and have opened sales offices in Germany, the United Kingdom, Japan, France, Australia, The Netherlands, and Sweden. In fiscal 1999, we derived 61% of our revenue from international operations. However, as an early-stage company, we have limited experience in international operations and may not be able to compete effectively in international markets. A key component of our long-term strategy is to further expand into international markets, and we must continue to devote substantial resources to our international operations in order to succeed in these markets. In this regard, we may encounter difficulties such as:

    - unexpected changes in regulatory requirements and trade barriers applicable to the Internet or our business;

    - challenges in staffing and managing foreign operations, including employment laws and practices as we expand into continental Europe;

    - seasonal reductions in business activity and economic downturns, in particular, in Europe and Asia;

    - longer payment cycles and problems in collecting accounts receivable;

    - problems caused by the conversion of various European currencies into a single currency, the Euro;

    - differing technology standards; and

    - reduced protection for intellectual property rights in certain countries in which we operate or plan to operate.

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

    Our professional services organization assists our customers in implementing Tumbleweed IME through software installation, integration with existing customer systems, contract engineering, consulting, and training. If the professional services organization does not adequately assess customer requirements or address technical problems, customers may seek to discontinue their relationships with Tumbleweed due to dissatisfaction with the product or our customer support. Furthermore, these customers may realize lower transaction volume than they could have otherwise achieved because they did not fully capitalize on the product in ways that could have been addressed by our professional services organization. Tumbleweed IME must be integrated with existing hardware and complex software products of our customers or other third parties, and our customers may not have significant experience with the implementation of products similar to ours. In addition, the provision of contract engineering and integration services is an increasingly important aspect of Tumbleweed's strategy to strengthen customer loyalty to our product and company. Therefore, our business and future prospects significantly depend on the strength of our professional services organization.

PRODUCT PERFORMANCE PROBLEMS, SYSTEM FAILURES, AND INTERNET PROBLEMS COULD
  SEVERELY DAMAGE TUMBLEWEED'S BUSINESS.

    The ability of our customers to provide Tumbleweed-based services depends on stable product performance, and the efficient and uninterrupted operation of the computer and communications hardware as well as the software and Internet network systems that they maintain. Although our ability to manage the effects of system failures which occur in computer hardware, software and network systems is limited, the occurrences of these failures could harm our reputation, business and prospects. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and the Internet could face similar outages and delays in the future. In addition, an increasing number of our customers require Tumbleweed to provide computer and communications hardware, software and Internet networking systems to them as an outsourced data center service. All data centers, whether hosted by us, our customers, or by an independent third party to which we outsource this function, are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure, or other similar events.

IF TUMBLEWEED LOSES THE SERVICES OF KEY MANAGEMENT PERSONNEL, INCLUDING
  CO-FOUNDERS OR KEY SALES EXECUTIVES, TUMBLEWEED'S ABILITY TO DEVELOP ITS BUSINESS AND SECURE CUSTOMER RELATIONSHIPS WILL SUFFER.

    We are substantially dependent on the continued services and performance of our senior management and other key personnel. The loss of the services of any of our executive officers or other key employees, particularly Tumbleweed's co-founders, Jeffrey C. Smith and Jean-Christophe D. Bandini, could significantly delay or prevent the achievement of our development and strategic objectives. In addition, the loss of key members of our sales organization including Donald R. Gammon and Donald N. Taylor, could harm our ability to secure key relationships contemplated by our business plan. We do not have long-term employment agreements with any of our key personnel, and their employment is at will. The loss of services of any of our senior management or other key personnel would significantly harm our business and prospects.

OUR EFFORTS TO ESTABLISH, MAINTAIN AND STRENGTHEN TUMBLEWEED'S BRANDS WILL
  REQUIRE SIGNIFICANT EXPENDITURES AND MAY NOT BE SUCCESSFUL.

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

TUMBLEWEED'S BUSINESS WILL BE HARMED IF WE CANNOT MEET FUTURE CAPITAL NEEDS.

    We will require substantial working capital to fund our business and achieve our goals. We have experienced negative cash flow from operations and we expect to continue to experience significant negative cash flow from operations for the foreseeable future. We believe that our existing capital resources, including the proceeds of our recent initial public offering, will enable us to maintain our current and planned operations for at least the next 12 months. However, our capital requirements depend upon several factors, including:

    - the rate of market acceptance of our products and services, including transaction volume;

    - our ability to expand our customer base;

    - our level of expenditures; and

    - the cost of service and technology upgrades.

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

BECAUSE TUMBLEWEED'S PRODUCTS UTILIZE THE INTERNET TO ACHIEVE SECURE
  COMMUNICATIONS, IF USE OF THE INTERNET DOES NOT INCREASE, THE LEVEL OF USE OF OUR PRODUCTS WILL SUFFER.

    If the Internet and other products and services necessary for the utilization of Tumbleweed IME are not sufficiently developed, fewer customers and end-users will use Tumbleweed IME and Tumbleweed's business will be harmed. In particular, the success of Tumbleweed's products and services will depend on the development and maintenance of adequate Internet infrastructure, such as a reliable network backbone with the necessary speed, data capacity and other features demanded by users. Moreover, Tumbleweed's success will also depend on the timely development of complementary products or services such as high speed modems for providing reliable Internet access and services and this may not occur. Because the online exchange of information is new and evolving, the Internet may not prove to be a viable platform for secure online communication services in the long term. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users and frequency of use, or if its users require increasingly more resources, the Internet infrastructure may not be able to support the demands placed on it. As a result, the performance or reliability of the Internet may be harmed. This in turn could decrease the level of Internet usage and also the level of utilization of Tumbleweed's products and services.

ADDITIONAL GOVERNMENT REGULATION RELATING TO THE INTERNET MAY INCREASE COSTS OF
  DOING BUSINESS OR REQUIRE CHANGES IN OUR BUSINESS MODEL.

    Tumbleweed is subject to regulations applicable to businesses generally and laws or regulations directly applicable to companies utilizing the Internet. Although there are currently few laws and regulations directly applicable to the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws could cover issues like user privacy, pricing, content, intellectual property, distribution, taxation, antitrust, legal liability and characteristics and quality of products and services. The adoption of any additional laws or regulations could decrease the demand for our products and services and increase our cost of doing business or otherwise harm our business or prospects.

    Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues like property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce. New state tax regulations may subject us to additional state sales and income taxes. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could harm Tumbleweed's ability to conduct business and harm operating results.

TUMBLEWEED'S PRODUCTS ARE SUBJECT TO EXPORT CONTROLS, AND TUMBLEWEED MAY BE
  UNABLE TO OBTAIN NECESSARY EXPORT APPROVALS.

    Exports of software products utilizing encryption technology are generally restricted by the U.S. and various foreign governments. All cryptographic products require export licenses from certain U.S. government agencies. Tumbleweed has obtained approval to export IME Server 3.1, Desktop 3.1, Receive Applet 3.1, Remote API 3.2, MMS WorldWide/56 4.3 and MMS Strong WorldWide/128
4.3. We are not exporting other products and services that are subject to export control under U.S. law. However, the list of products and countries for which export approval is required, and the related regulatory policies, could be revised, and Tumbleweed may not be able to obtain necessary approval for the export of future products. The inability to obtain required approvals under these regulations could limit Tumbleweed's ability to make international sales. Furthermore, competitors may also seek to obtain approvals to export products that could increase the amount of competition Tumbleweed faces.

COSTS OF COMMUNICATING VIA THE INTERNET COULD INCREASE IF ACCESS FEES ARE
  IMPOSED.

    Certain local telephone carriers have asserted that the increasing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers and online service providers. If these access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the increasing use of the Internet. This could in turn decrease demand for Tumbleweed's services or increase the costs of doing business.

TUMBLEWEED MAY HAVE LIABILITY FOR INTERNET CONTENT.

    As a provider of Internet communication products and services, Tumbleweed faces potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted online. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could be costly and could require Tumbleweed to implement measures to reduce exposure to this liability. This may require Tumbleweed to expend substantial resources or to discontinue selected service or product offerings.

    Tumbleweed does not and cannot screen all of the content generated by users, and both could be exposed to liability with respect to this content. Furthermore, certain foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the U.S. Other countries, such as China, regulate or prohibit the transport of telephonic data in their territories. Failure to comply with regulations in a particular jurisdiction could result in fines or criminal penalties or the termination of service in one or more jurisdictions. Moreover, the increased attention focused on liability issues as a result of lawsuits and legislative proposals could impact the growth of Internet use. Liability insurance may not cover claims of these types, or may not be adequate to indemnify against all liability that may be imposed.

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        TUMBLEWEED COMMUNICATIONS CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of KPMG LLP, Independent Accountants.................    38

Consolidated Balance Sheets.................................    39

Consolidated Statements of Operations.......................    40

Consolidated Statements of Stockholders' Equity.............    41

Consolidated Statements of Cash Flows.......................    42

Notes to Consolidated Financial Statements..................    43

                    REPORT OF KPMG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Tumbleweed Communications Corp.:

    We have audited the accompanying consolidated balance sheets of Tumbleweed Communications Corp. (the Company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumbleweed Communications Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                               /s/ KPMG

San Francisco, California
January 17, 2000, except as to Note 10, which is as of January 31, 2000

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $51,657    $   698
  Accounts receivable.......................................    2,823        281
  Prepaid expenses and other current assets.................    2,134        166
                                                              -------    -------
    Total current assets....................................   56,614      1,145
Property and equipment, net.................................    2,759        472
Other assets................................................    2,607        108
                                                              -------    -------
    Total assets............................................  $61,980    $ 1,725
                                                              =======    =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 1,137    $   136
  Current installments of long-term debt....................      827        141
  Accrued liabilities.......................................    3,175        448
  Deferred revenue..........................................    1,249        130
                                                              -------    -------
    Total current liabilities...............................    6,388        855
Long-term debt, excluding current installments..............      882        369
Other long-term liabilities.................................      258         --
                                                              -------    -------
    Total liabilities.......................................    7,528      1,224
Commitments
Stockholders' equity:
  Preferred stock, $0.001 par value; 10,000,000 shares
    authorized, none issued or outstanding as of
    December 31, 1999 and 1998..............................       --         --
  Convertible preferred stock (29,000,000 shares
    authorized):
  Series A, $0.001 par value; no shares and 2,700,000 shares designated as of December 31, 1999 and 1998,
    respectively; no shares and 2,657,971 shares issued and
    outstanding as of December 31, 1999 and 1998,
    respectively; (aggregate liquidation preference of
    $3,668 as of December 31, 1998).........................       --          3
  Series B, $0.001 par value; no shares and 4,250,000 shares designated as of December 31, 1999 and 1998,
    respectively; no shares and 4,065,960 shares issued and
    outstanding as of December 31, 1999 and 1998,
    respectively; (aggregate liquidation preference of
    $8,105 as of December 31, 1998).........................       --          4
  Series C, $0.001 par value; no shares and 6,000,000 shares designated as of December 31, 1999 and 1998,
    respectively; no shares issued and outstanding as of
    December 31, 1999 and 1998..............................       --         --
  Common stock, $0.001 par value; 100,000,000 shares
    authorized, 21,631,152 and 4,209,535 shares issued and
    outstanding as of December 31, 1999 and 1998,
    respectively............................................       22          4
  Additional paid-in capital................................   88,202     14,124
  Deferred compensation expense.............................   (5,278)    (1,501)
  Accumulated other comprehensive income (loss).............       53         (2)
  Accumulated deficit.......................................  (28,547)   (12,131)
                                                              -------    -------
    Total stockholders' equity..............................   54,452        501
                                                              -------    -------
    Total liabilities and stockholders' equity..............  $61,980    $ 1,725
                                                              =======    =======

          See accompanying notes to consolidated financial statements.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Revenue:
  License...................................................  $  3,410   $   885    $   359
  Services..................................................     1,386       910        250
  Transaction fees..........................................       981        --         --
  Sale of technology........................................        --       220        120
                                                              --------   -------    -------
    Total revenue...........................................     5,777     2,015        729
Cost of revenue:
  License...................................................       272       194         63
  Services..................................................     2,029       737         45
  Transaction fees..........................................        78        --         --
                                                              --------   -------    -------
    Total cost of revenue...................................     2,379       931        108
                                                              --------   -------    -------
    Gross profit............................................     3,398     1,084        621
                                                              --------   -------    -------
Operating expenses:
  Research and development (exclusive of non-cash
    compensation expense of $1,049, $249 and $84 in 1999,
    1998, and 1997, respectively)...........................     4,765     2,021      1,846
  Sales and marketing (exclusive of non-cash compensation
    expense of $1,961, $300 and $102 in 1999, 1998, and
    1997, respectively).....................................     9,091     4,049      2,593
  General and administrative (exclusive of non-cash
    compensation expense of $484, $124 and $60 in 1999,
    1998, and 1997, respectively)...........................     3,540     1,080        792
  Stock compensation........................................     3,494       673        246
                                                              --------   -------    -------
    Total operating expenses................................    20,890     7,823      5,477
                                                              --------   -------    -------
    Operating loss..........................................   (17,492)   (6,739)    (4,856)
  Other income, net.........................................     1,272       149        165
                                                              --------   -------    -------
    Net loss before provision for taxes.....................   (16,220)   (6,590)    (4,691)
    Provision for taxes.....................................       196        --         --
                                                              --------   -------    -------
    Net loss................................................  $(16,416)  $(6,590)   $(4,691)
                                                              ========   =======    =======
  Other comprehensive income (loss)-translation
    adjustment..............................................        55        (2)        --
                                                              --------   -------    -------
    Comprehensive loss......................................  $(16,361)  $(6,592)   $(4,691)
                                                              ========   =======    =======
Net loss per share-basic and diluted........................  $  (1.44)  $ (1.74)   $ (1.41)
                                                              ========   =======    =======
Weighted average shares-basic and diluted...................    11,373     3,797      3,331
                                                              ========   =======    =======

          See accompanying notes to consolidated financial statements.

                        TUMBLEWEED COMMUNICATIONS CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  CONVERTIBLE PREFERRED STOCK
                                                             ---------------------------------------------------------------------
                                                                   SERIES A                SERIES B                SERIES C
                                                             ---------------------   ---------------------   ---------------------
                                                               SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                                             ----------   --------   ----------   --------   ----------   --------
Balances, December 31, 1996................................   2,657,971     $ 3              --     $--              --     $--
Issuance of Series B preferred stock, net of issuance costs
  of $47...................................................          --      --       4,065,960       4              --      --
Issuance of Series B preferred stock warrant...............          --      --              --      --              --      --
Issuance of stock options to nonemployees..................          --      --              --      --              --      --
Deferred compensation expense on stock option grants.......          --      --              --      --              --      --
Amortization of defered compensation expense...............          --      --              --      --              --      --
Net loss...................................................          --      --              --      --              --      --
                                                             ----------     ---      ----------     ---      ----------     ---
Balances, December 31, 1997................................   2,657,971       3       4,065,960       4              --      --
Issuance of stock options to nonemployees..................          --      --              --      --              --      --
Issuance of common stock upon exercise of stock options....          --      --              --      --              --      --
issuance of Series C preferred stock warrant...............          --      --              --      --              --      --
Foreign currency translation adjustment....................          --      --              --      --              --      --
Deferred compensation expense on stock option grants.......          --      --              --      --              --      --
Amortization of defered compensation expense...............          --      --              --      --              --      --
Net loss...................................................          --      --              --      --              --      --
                                                             ----------     ---      ----------     ---      ----------     ---
Balances, December 31, 1998................................   2,657,971       3       4,065,960       4              --      --
Issuance of common stock upon exercise of stock options....          --      --              --      --              --      --
Issuance of Series B preferred stock in exchange for
  services.................................................          --      --          15,000      --              --      --
Issuance of Series C perferred stock and warrants, net of
  issuance costs of $1,337.................................          --      --              --      --       5,586,003       5
Issuance of Series C preferred stock in exchange for
  services.................................................          --      --              --      --           6,500      --
Issuance of common stock warrant...........................          --      --              --      --              --      --
Issuance of common stock upon exercise of warrants.........          --      --              --      --              --      --
Foreign currency translation adjustment....................          --      --              --      --              --      --
Deferred compensation expense on stock option grants.......          --      --              --      --              --      --
Amortization of deferred compensation expense..............          --      --              --      --              --      --
Conversion of preferred stock to common stock..............  (2,657,971)     (3)     (4,080,960)     (4)     (5,592,503)     (5)
Gain on sale of stock of TKK subsidiary....................          --      --              --      --              --      --
Repurchase of common stock.................................          --      --              --      --              --      --
Issuance of common stock--initial public offering, net of
  issuance costs of $4,855.................................          --      --              --      --              --      --
Net loss...................................................          --      --              --      --              --      --
                                                             ----------     ---      ----------     ---      ----------     ---
Balances, December 31, 1999................................          --     $--              --     $--              --     $--
                                                             ==========     ===      ==========     ===      ==========     ===


                                                                                                                   ACCUMULATED
                                                                 COMMON STOCK        ADDITIONAL     DEFERRED          OTHER
                                                             ---------------------    PAID-IN     COMPENSATION    COMPREHENSIVE
                                                               SHARES      AMOUNT     CAPITAL        EXPENSE      INCOME (LOSS)
                                                             ----------   --------   ----------   -------------   --------------
Balances, December 31, 1996................................   4,035,000     $ 4       $ 3,746        $  (251)          $--
Issuance of Series B preferred stock, net of issuance costs
  of $47...................................................          --      --         8,024             --            --
Issuance of Series B preferred stock warrant...............          --      --            28             --            --
Issuance of stock options to nonemployees..................          --      --             7             --            --
Deferred compensation expense on stock option grants.......          --      --           469           (469)           --
Amortization of defered compensation expense...............          --      --            --            246            --
Net loss...................................................          --      --            --             --            --
                                                             ----------     ---       -------        -------           ---
Balances, December 31, 1997................................   4,035,000       4        12,274           (474)           --
Issuance of stock options to nonemployees..................          --      --             8             --            --
Issuance of common stock upon exercise of stock options....     174,535      --            87             --            --
issuance of Series C preferred stock warrant...............          --      --            55             --            --
Foreign currency translation adjustment....................          --      --            --             --            (2)
Deferred compensation expense on stock option grants.......          --      --         1,700         (1,700)           --
Amortization of defered compensation expense...............          --      --            --            673            --
Net loss...................................................          --      --            --             --            --
                                                             ----------     ---       -------        -------           ---
Balances, December 31, 1998................................   4,209,535       4        14,124         (1,501)           (2)
Issuance of common stock upon exercise of stock options....     775,981       1           361             --            --
Issuance of Series B preferred stock in exchange for
  services.................................................          --      --            54             --            --
Issuance of Series C perferred stock and warrants, net of
  issuance costs of $1,337.................................          --      --        18,748             --            --
Issuance of Series C preferred stock in exchange for
  services.................................................          --      --            23             --            --
Issuance of common stock warrant...........................          --      --           127             --            --
Issuance of common stock upon exercise of warrants.........      94,610      --           270             --            --
Foreign currency translation adjustment....................          --      --            --             --            55
Deferred compensation expense on stock option grants.......          --      --         7,271         (7,271)           --
Amortization of deferred compensation expense..............          --      --            --          3,494            --
Conversion of preferred stock to common stock..............  12,331,434      12            --             --            --
Gain on sale of stock of TKK subsidiary....................          --      --         1,491             --            --
Repurchase of common stock.................................          --      --           (36)            --            --
Issuance of common stock--initial public offering, net of
  issuance costs of $4,855.................................   4,219,592       5        45,769             --            --
Net loss...................................................          --      --            --             --            --
                                                             ----------     ---       -------        -------           ---
Balances, December 31, 1999................................  21,631,152     $22       $88,202        $(5,278)          $53
                                                             ==========     ===       =======        =======           ===


                                                                                TOTAL
                                                             ACCUMULATED    STOCKHOLDERS'
                                                               DEFICIT         EQUITY
                                                             ------------   -------------
Balances, December 31, 1996................................    $   (850)      $  2,652
Issuance of Series B preferred stock, net of issuance costs
  of $47...................................................          --          8,028
Issuance of Series B preferred stock warrant...............          --             28
Issuance of stock options to nonemployees..................          --              7
Deferred compensation expense on stock option grants.......          --             --
Amortization of defered compensation expense...............          --            246
Net loss...................................................      (4,691)        (4,691)
                                                               --------       --------
Balances, December 31, 1997................................      (5,541)         6,270
Issuance of stock options to nonemployees..................          --              8
Issuance of common stock upon exercise of stock options....          --             87
issuance of Series C preferred stock warrant...............          --             55
Foreign currency translation adjustment....................          --             (2)
Deferred compensation expense on stock option grants.......          --             --
Amortization of defered compensation expense...............          --            673
Net loss...................................................      (6,590)        (6,590)
                                                               --------       --------
Balances, December 31, 1998................................     (12,131)           501
Issuance of common stock upon exercise of stock options....          --            362
Issuance of Series B preferred stock in exchange for
  services.................................................          --             54
Issuance of Series C perferred stock and warrants, net of
  issuance costs of $1,337.................................          --         18,753
Issuance of Series C preferred stock in exchange for
  services.................................................          --             23
Issuance of common stock warrant...........................          --            127
Issuance of common stock upon exercise of warrants.........          --            270
Foreign currency translation adjustment....................          --             55
Deferred compensation expense on stock option grants.......          --             --
Amortization of deferred compensation expense..............          --          3,494
Conversion of preferred stock to common stock..............          --             --
Gain on sale of stock of TKK subsidiary....................          --          1,491
Repurchase of common stock.................................          --            (36)
Issuance of common stock--initial public offering, net of
  issuance costs of $4,855.................................          --         45,774
Net loss...................................................     (16,416)       (16,416)
                                                               --------       --------
Balances, December 31, 1999................................    $(28,547)      $ 54,452
                                                               ========       ========

          See accompanying notes to consolidated financial statements.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                --------    --------    --------
Cash flows from operating activities:
  Net loss..................................................    $(16,416)   $(6,590)    $(4,691)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
  Compensation for grant of non-employee stock options and
    warrant issuances.......................................         464          8          34
  Amortization of deferred stock compensation expense.......       3,494        673         246
  Depreciation and amortization.............................         548        201         121
  Amortization of debt discount.............................          --         12          --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (2,827)        --        (204)
    Prepaid expenses and other current assets...............      (1,173)       (24)       (101)
    Accounts payable and accrued liabilities................       4,087         47         374
    Deferred revenue........................................       1,188       (178)        204
    Other long-term liabilities.............................         258         --          --
                                                                --------    -------     -------
      Net cash used in operating activities.................     (10,377)    (5,851)     (4,017)
                                                                --------    -------     -------
Cash flows from investing activities:
  Purchase of property and equipment........................      (2,863)      (291)       (352)
  Cash transferred to TKK...................................        (683)        --          --
  Other assets..............................................        (729)      (108)         --
                                                                --------    -------     -------
      Net cash used in investing activities.................      (4,275)      (399)       (352)
                                                                --------    -------     -------
Cash flows from financing activities:
  Increase in borrowings....................................       2,103        553          --
  Repayments of borrowings..................................      (1,410)        --          --
  Proceeds from issuance of preferred stock and warrants,
    net.....................................................      18,493         --       8,028
  Proceeds from issuance of common stock, net...............      45,774         --          --
  Repurchase of common stock................................         (36)        --          --
  Issuance of common stock upon exercise of stock options...         362         87          --
  Issuance of common stock upon exercise of warrants........         270         --          --
  Payments on stockholder note payable......................          --         --         (19)
                                                                --------    -------     -------
      Net cash provided by financing activities.............      65,556        640       8,009
                                                                --------    -------     -------
Effect of exchange rate fluctuations........................          55         (2)         --
                                                                --------    -------     -------
Net (decrease) increase in cash and cash equivalents........      50,959     (5,612)      3,640
Cash and cash equivalents, beginning of year................         698      6,310       2,670
                                                                --------    -------     -------
Cash and cash equivalents, end of year......................    $ 51,657    $   698     $ 6,310
                                                                ========    =======     =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest....................    $     76    $    25     $    --
                                                                ========    =======     =======
Noncash investing and financing activities:
  Issuance of warrants and options for services, debt
    issuance costs or equity offering costs.................    $    464    $    63     $    34
                                                                ========    =======     =======
  Equipment acquired under capital lease agreement..........    $     85    $    --     $    --
                                                                ========    =======     =======
  Deferred compensation expense associated with stock option
    activity................................................    $  7,271    $ 1,700     $   469
                                                                ========    =======     =======
  Issuance of debt to acquire insurance contract............    $    525    $    --     $    --
                                                                ========    =======     =======

          See accompanying notes to consolidated financial statements.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Tumbleweed Communications Corp. ("the Company"), a Delaware corporation initially incorporated in California in June 1993, is a provider of internet infrastructure for business messaging worldwide. The Company developed the Tumbleweed Integrated Messaging Exchange, or Tumbleweed IME, a comprehensive set of products and services that enables businesses to use e-mail and the Web for secure, trackable online communication. In addition to the Company's core IME technology, the Company offers applications aimed at specific vertical markets and common business processes, and an extensive development toolkit for building customized online services. The Company's solutions enable corporations to leverage their existing investments in e-mail and web systems in order to shift their historically paper-based communications to more convenient and cost-effective online alternatives.

    In March of 1994, the Company sold a technology known as Envoy to Novell, Inc. pursuant to an asset transfer, and the Company thereafter effected a substantial distribution to its stockholders. In connection with this sale, the Company retained the rights to derivative payments from various agreements that were acquired by Novell, Inc. for specified periods of time. The proceeds from this asset transfer were used for general corporate purposes, including the initial development of Tumbleweed IME. Virtually all of the Company's revenue recognized before June of 1997, which marked the initial launch of Tumbleweed IME, was derived from these agreements. The Company ceased recognizing revenue under these agreements in the first quarter of 1997, and does not anticipate recognizing any additional revenue under these agreements in the future since management believes that Novell, Inc. has discontinued distribution of products utilizing Envoy technology. As a result, revenue recognized for periods before June of 1997 is not indicative of the Company's operating results in subsequent periods. In addition, in 1998 and 1997, the Company recognized revenue derived from a sale of ancillary technology to a third party.

    On June 28, 1999, the Company filed with the California Secretary of State to officially change its name to Tumbleweed Communications Corp. from Tumbleweed Software Corporation. The board of directors and shareholders approved the name change on June 23, 1999 and June 28, 1999, respectively.

    On May 27, 1999, the board of directors approved the Company's reincorporation in the state of Delaware. On August 2, 1999, the reincorporation was completed. The Certificate of Incorporation of the Delaware successor corporation authorizes 100 million shares of common stock, $0.001 par value per share, and 10 million shares of preferred stock, $0.001 par value per share. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation.

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

    The Company maintains its headquarters in Redwood City, California. During 1999, the Company incorporated subsidiaries in the United Kingdom, Germany, and France.

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in the United Kingdom and the United Kingdom's wholly owned subsidiaries

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) in France and Germany. In addition, the Company's consolidated financial statements include its former wholly owned subsidiary in Japan until August 31, 1999, when it became an equity method investee. All significant intercompany accounts and transactions have been eliminated in consolidation.

    CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. As of December 31, 1999 and 1998, the Company had $39.1 million and $604,000 in money market accounts, respectively. As of December 31, 1999, the Company had $11.9 million in commercial paper.

    The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. SFAS No. 115 requires entities to classify investments in debt and equity securities with readily determined fair values as "held-to-maturity," "available-for-sale" or "trading" and establishes accounting and reporting requirements for each classification. The Company generally has classified its investment securities as available-for-sale and accounts for them at estimated fair value. Realized and unrealized gains and losses were not significant for 1999, 1998 and 1997. The cost of securities sold is based on the specific identification method.

    PROPERTY AND EQUIPMENT

    Depreciation and amortization of property and equipment, which is stated at cost, is computed using the straight-line method over the estimated useful life of the asset, which is 3 to 5 years for computers, furniture and equipment and the shorter of the estimated useful life of the asset or the remaining lease term for leasehold improvements. Equipment under capital lease is amortized over the shorter of the estimated useful life of the asset or the lease term.

    CAPITALIZED SOFTWARE

    Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for the Company's software development have not been material.

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. The Company's cash equivalents generally consist of money market funds with qualified financial institutions. To reduce credit risk with accounts receivable, the Company performs ongoing evaluations of its customers' financial conditions and maintains allowances for credit losses, when necessary.

    REVENUE RECOGNITION

    In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Effective January 1, 1998, the Company adopted SOP 97-2. SOP 97-2 generally requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, consulting, training, installation, or post-contract customer support. Fair values are based upon vendor specific objective evidence. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered. There was no material change to the Company's accounting for revenue as a result of the adoption of SOP 97-2.

    In February 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-4, DEFERRAL OF THE EFFECTIVE DATE OF SOP 97-2. The SOP deferred the effective date for applying the provisions regarding vendor-specific objective evidence of fair value. There was no material change to the Company's accounting for revenue as a result of the adoption of SOP 98-4.

    The Company's customer contracts are generally multiple-element arrangements; that is, they involve the Company providing a combination of products and services to a customer. Revenue is allocated to the various elements based on the relative fair values of the elements. Revenue allocated to the various elements is recognized when the basic revenue recognition criteria are met for that element or group of elements.

    License revenue consists of initial license fees and the sale of distribution rights. License revenue typically is recognized upon shipment of the software. Revenue from the sale of distribution rights is recognized upon the execution of a distribution agreement. Service fee revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation are recognized upon acceptance of the installation while all other consulting fees are recognized based on percentage of completion. Support and maintenance fees are paid for ongoing customer support as well as for the right to receive future upgrades to the Company's products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Transaction fees are based on the volume of transactions by the Company's customers, and the related revenue is recognized based on payment schedules and transaction reports from the Company's customers. A number of the Company's contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

    Technology revenue relates to the sale of certain intellectual property. The Company recognized technology revenue as the payments were collected.

    The Company provides limited warranty rights to its customers, which are accounted for in accordance with SFAS No. 5, ACCOUNTING FOR CONTINGENCIES. Estimated warranty obligations are provided by charges to operations in the period in which the related revenue is recognized. To date, the estimated warranty obligations have not been considered significant.

    In December 1998, the Accounting Standards Executive Committee issued
SOP 98-9, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN ARRANGEMENTS, which requires recognition of revenue using the residual method in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the total fair value of the

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. SOP 98-9 also extends the deferral of the application of SOP 97-2 to certain other multiple-element software arrangements through the Company's year ending December 31, 1999. As a result of the provisions of SOP 98-9, the Company did not have a material change to its accounting for revenue through December 31, 1999.

    ADVERTISING

    The Company expenses advertising costs as incurred. Total advertising expense was $221,000, $452,000 and $152,000 for 1999, 1998 and 1997,
respectively.

    INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As such, compensation expense is recorded for fixed plan stock options on the date of grant when the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock. Options granted to consultants and other non-employees are considered compensatory and are accounted for at fair value pursuant to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company discloses the pro forma effects of using the fair value method of accounting for all stock-based compensation arrangements in accordance with SFAS No. 123 (See Note 6.).

    NET LOSS PER SHARE

    Net loss per share is calculated in accordance with SFAS No. 128, EARNINGS PER SHARE. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise outstanding shares of common stock issued to certain officers (see Note 6) but subject to ratable repurchase by the Company if such officers do not remain employees through August 1999, and incremental common and preferred shares issuable upon the exercise of stock options and warrants and upon the conversion of Series A, Series B, and Series C preferred stock. The following potential

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) common shares have been excluded from the determination of diluted net loss per share for all periods because the effect of such shares would have been anti-dilutive (in thousands):

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Shares issuable under stock options.........................   3,849      2,409      1,489
Shares of restricted stock subject to repurchase............      --        197        535
Shares issuable pursuant to warrants or rights to purchase
  convertible preferred stock...............................      --         61         40
Shares issuable pursuant to warrants or rights to purchase
  common stock..............................................     100         --         --
Shares of convertible preferred stock on an
  "as-if-converted" basis...................................      --      6,724      6,724
                                                               -----      -----      -----
                                                               3,949      9,391      8,788
                                                               =====      =====      =====

    As of December 31, 1999, 1998 and 1997, the weighted average exercise prices of stock options were $8.73, $0.49 and $0.48, respectively. As of December 31, 1999, 1998 and 1997, the weighted average exercise prices of warrants or rights to purchase common stock outstanding were $27.50, $2.87, and $2.50, respectively.

    OTHER COMPREHENSIVE INCOME (LOSS)

    Other comprehensive income (loss) consists entirely of cumulative translation adjustments resulting from the Company's application of its foreign currency translation policy. The tax effects of translation adjustments were not significant.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's cash, cash equivalents, marketable securities, accounts receivable, accounts payable and equipment line approximate their carrying values due to the short maturity or variable-rate structure of those instruments.

    USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    FOREIGN CURRENCY TRANSLATION

    The functional currency for each foreign subsidiary is its respective local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders' equity. Revenues and

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in results of operations. These amounts were not significant in 1999, 1998 and 1997. At December 31, 1999 and December 31, 1998, no foreign currency translation exposures were hedged.

    ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS
No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No.133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instruments or hedging activities.

(2) FINANCIAL STATEMENT COMPONENTS

    A summary of property and equipment as of December 31, 1999 and 1998, follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Office furniture............................................   $  931      $114
Computers and equipment.....................................    2,147       737
Leasehold improvements......................................      580        --
                                                               ------      ----
                                                                3,658       851
Less accumulated depreciation...............................      899       379
                                                               ------      ----
                                                               $2,759      $472
                                                               ======      ====

    Property and equipment as of December 31, 1999 includes equipment under capital leases of approximately $85,000 and related accumulated amortization of approximately $12,000.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(2) FINANCIAL STATEMENT COMPONENTS (CONTINUED)

    A summary of accrued liabilities as of December 31, 1999 and 1998, follows (in thousands):

                                                                1999       1998
                                                              --------   --------
Accrued compensation........................................   $1,247      $269
Professional fees...........................................    1,085       103
Accrued sales and foreign taxes.............................      338         9
Other.......................................................      505        67
                                                               ------      ----
                                                               $3,175      $448
                                                               ======      ====

    Other income, net consisted of the following (in thousands):

                                                                       YEARS ENDED
                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Interest income.............................................   $1,407      $180       $165
Interest expense............................................     (158)      (41)        --
Equity loss in TKK..........................................      (22)       --         --
Miscellaneous income........................................       45        10         --
                                                               ------      ----       ----
                                                               $1,272      $149       $165
                                                               ======      ====       ====

(3) RELATED PARTY TRANSACTIONS

HIKARI TSUSHIN

    In February 1999, the Company issued 3,914,989 shares of Series C preferred stock at a price of $3.58 to Hikari Tsushin ("Hikari"), a Japanese company, resulting in gross proceeds to the Company of approximately $14.0 million. In August 1999, in connection with the initial public offering, Hikari purchased 400,000 shares of common stock at $12.00 per share, resulting in gross proceeds to the Company of approximately $4.8 million. As of December 31, 1999, Hikari owns approximately 20% of the Company's outstanding common stock.

    On March 31, 1999, Tumbleweed KK (TKK), a wholly-owned Japanese subsidiary of the Company until August 31, 1999 when it became an equity investee, entered into a one-year License and Distribution Agreement with Hikari. A summary of the terms of this agreement is as follows:

    - TKK granted Hikari a perpetual license to use the Company's product in consideration of a one-time, non-refundable fee of Y30,000,000 (which approximated $251,000 as of March 31, 1999).

    - Hikari was granted distribution rights to sell the Company's products to third parties in consideration of a one-time, non-refundable fee of Y20,000,000 (which approximated $167,000 as of March 31, 1999).

    - Beginning on April 1, 1999, Hikari began making quarterly, non-refundable prepaid transaction fees of Y23,625,000 (which approximated $231,000 as of December 31, 1999). The quarterly

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(3) RELATED PARTY TRANSACTIONS (CONTINUED) transaction fees are based on quarterly minimum volume commitments, and will be recognized as revenue in the quarter that the amounts are due and payable. The Company recognized $331,000 in transaction fees from Hikari during 1999.

    On July 1, 1999, the Company entered into a Technology License Agreement with TKK. A summary of the terms of this agreement is as follows:

    - The Company granted TKK a five year, non-exclusive license to use Tumbleweed IME products in connection with the marketing and sub-licensing of Tumbleweed IME products in Japan.

    - Beginning on July 1, 1999, and as consideration for the license grant, TKK is obligated to pay the Company a royalty based on license and transaction fees revenue achieved by TKK. The royalty rate begins at 60% of TKK's net license revenue in 1999, declining to 55% in 2000 and 50% in 2001 and thereafter. The Company's management believes that these terms approximate arms-length rates for such sublicensing activities.

    - During the term of the agreement, the Company will provide maintenance and support services to TKK. The Company receives an annual fee of $100,000 for the services.

    On August 31, 1999, TKK sold 200 shares of its common stock, representing a 50% ownership interest in TKK, to Hikari for Y350,000,000 (which approximated $3.2 million as of August 31, 1999). Following Hikari's investment, Hikari and the Company have equal board representation in TKK. As a result of the equity transaction and the change in board constituency, the Company no longer believes that it has control of TKK. Consequently, beginning September 1, 1999, the Company began accounting for its investment in TKK on the equity method of accounting rather than the consolidation method. Because TKK sold shares to Hikari, the Company's share of the book value of TKK's net assets exceeded the carrying amount of the investment by $1.49 million. As a result the Company has recorded $1.49 million in additional paid-in capital in 1999.

    Prior to selling a 50% ownership interest in TKK on August 31, 1999, the Company recorded consolidated revenues from third-party customers of TKK of $914,000, $0, and $0 in 1999, 1998 and 1997, respectively. Hikari has historically been a significant customer of TKK, representing approximately 84%, 0%, and 0% of TKK's third party revenues recorded during the aforementioned periods. Subsequent to the divestiture on August 31, 1999, the Company recorded $300,000 in royalties received from TKK based on license revenue TKK earned from Hikari and an additional $17,000 in service revenue resulting from support and maintenance the Company provided directly to Hikari. The total amount due from Hikari was $17,000 as of December 31, 1999. There were no amounts due by the Company to Hikari as of December 31, 1999.

OTHER RELATED PARTY TRANSACTIONS

    In July 1999, in exchange for marketing and publicity services, the Company issued a warrant to a customer to acquire 100,000 shares of the Company's common stock. The warrant is exercisable immediately in three tranches: 50,000 shares at an exercise price of $20 per share; 25,000 shares at an exercise price of $30 per share; and 25,000 shares at an exercise price of $40 per share (see
Note 6). In June 1999, the Company entered into a license agreement and a consulting agreement with this customer and recorded revenues of $374,000 in 1999 and deferred revenues of $650,000 as of

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(3) RELATED PARTY TRANSACTIONS (CONTINUED)
December 31, 1999. The total amount due from this customer was $650,000 and total amount due by the Company to this customer was $72,000 as of December 31, 1999.

(4) DEBT

    Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Equipment loan facilities...................................   $1,335      $510
Financing arrangement for directors' and officers' insurance
  premium...................................................      302        --
Capital leases..............................................       72        --
                                                               ------      ----
Total long-term debt........................................    1,709       510
Less current portion........................................      827       141
                                                               ------      ----
Total long-term portion.....................................   $  882      $369
                                                               ======      ====

REVOLVING CREDIT FACILITY

    In July 1998, the Company entered into a debt agreement with a bank, which includes a $1.5 million revolving credit facility. Borrowings under the revolving credit facility bear interest at the prime rate plus 0.5%, with interest payable monthly and an unamortized discount of $43,000. At
December 31, 1999, there were no outstanding borrowings under the revolving credit facility. Under the terms of the revolving credit facility, availability is based on outstanding accounts receivable of which $1.0 million was available to the Company at December 31, 1999. The revolving credit facility expires in July 2000.

EQUIPMENT LOAN FACILITIES

    In July 1998, the Company entered into a debt agreement with a bank, which includes a $750,000 equipment loan facility. In June 1999, the Company obtained a second equipment loan facility in the amount of $1.0 million with the same bank. The first equipment loan in the amount of $750,000 expires in December 2001 and the second equipment loan in the amount of $1.0 million expires in December 2002. Borrowings under both equipment loan facilities bear interest at prime rate plus 0.75% and are due and payable in 36 equal monthly installments and are secured by certain assets of the Company. As of December 31, 1999, total borrowings under both equipment loan facilities were $1.3 million in the aggregate and $200,000 remained available under the facilities. The weighted average interest rate for the equipment loans was 8.45% and 8.5% for 1999 and 1998, respectively. (See Note 8 for future minimum payments.)

BRIDGE LOAN FACILITY

    In November 1998, the Company obtained a $1.5 million bridge loan facility from the same bank from which the Company obtained its revolving credit facility and equipment loan facilities. Under the terms of the bridge loan facility, availability is based on several factors, including the proposed amount

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(4) DEBT (CONTINUED)
of the Company's Series C equity financing. In addition, the bridge loan facility prohibited the Company from making additional borrowings against the revolving credit facility until the maturity date or February 1999. Borrowings under the Bridge Loan Facility were due the earlier of (i) the closing of the Company's Series C preferred stock financing; (ii) 90 days from the initial loan; or (iii) April 30, 1999. In connection with the Bridge Loan Facility, the Company issued a warrant to purchase preferred stock with a fair value of $55,000, which was amortized over the term of the Bridge Loan Facility (see
Note 6). Borrowings under the Bridge Loan Facility bear interest at prime rate plus 1% and are payable monthly. Upon the closing of the February 1999 Series C preferred stock financing, the Company repaid all outstanding borrowings against the bridge loan facility. The weighted average interest rate for the bridge loan facility was 8.8% both for 1999 and 1998, respectively.

FINANCING ARRANGEMENT FOR DIRECTORS' AND OFFICERS' INSURANCE PREMIUM

    In September 1999, the Company entered into a $525,000 financing arrangement with another company to finance its directors' and officers' liability insurance premium. Borrowings under the loan agreement are payable in nine equal monthly installments of $60,000. As of December 31, 1999, total debt outstanding under this financing arrangement was $302,000 and is classified as a current liability. The weighted average interest rate for the financing arrangement for directors' and officers' insurance was 7.5% for 1999.

(5) INCOME TAXES

    The differences between the amount of income tax expense recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 34% for the years ended December 31, 1999, 1998 and 1997, are as follows
(in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Statutory federal income tax benefit........................  $(5,515)   $(2,240)   $(1,595)
Net operating loss not benefited............................    4,327      2,011      1,511
Nondeductible stock compensation expense....................    1,188        229         84
Foreign income tax expense..................................      196         --         --
                                                              -------    -------    -------
Income tax expense..........................................  $   196    $    --    $    --
                                                              =======    =======    =======

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(5) INCOME TAXES (CONTINUED)
    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 1999 and 1998, are presented below (in thousands):

                                                                1999       1998
                                                              --------   --------
Deferred tax assets:
  Net operating loss carryforwards..........................  $ 8,337     $4,052
  Tax credit carryforwards..................................      608        249
  Deferred revenue and accruals not currently deductible....    1,084        196
  Other.....................................................       --          9
                                                              -------     ------
                                                               10,029      4,506
Less valuation allowance....................................   10,029      4,506
                                                              -------     ------
  Net deferred tax assets...................................  $    --     $   --
                                                              =======     ======

    The Company believes that sufficient uncertainty exists with respect to future realization of these deferred tax assets; therefore, it has established a valuation allowance against all deferred tax assets.

    The net change in the valuation allowance for the year ended December 31, 1999, was an increase of approximately $5.5 million.

    As of December 31, 1999, the Company has federal and California net operating loss carryforwards of approximately $22.0 million ($11.0 million as of December 31, 1998) and $11.1 million ($5.7 million as of December 31, 1998), respectively. The net operating loss carryforwards expire in the years 2011 through 2019 for federal income tax purposes and the years 2001 through 2004 for California income tax purposes. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions of approximately $300,000, the resulting benefit of $114,000 will be credited to stockholders' equity.

    As of December 31, 1999, the Company has federal and California research and development tax credit carryforwards of approximately $340,000 and $268,000, respectively. The research and development tax credit carryforwards for federal income tax purposes expire in the years 2012 through 2019. The research and development tax credit carryforwards for California income tax purposes can be carried forward indefinitely.

    The Company's future ability to utilize the net operating loss carryforwards and research credit carryforwards may be subject to limitations in the event of ownership changes as defined in Section 382 of the Internal Revenue Code.

(6) STOCKHOLDERS' EQUITY

    CONVERTIBLE PREFERRED STOCK

    In August 1999, the Company sold 4,219,592 shares of its common stock (of which 219,592 shares were sold pursuant to the Underwriters' over-allotment option) through its initial public offering (IPO). At the time of the IPO, all of the Company's outstanding preferred stock automatically converted into 12,331,434 shares of common stock.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(6) STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK REPURCHASE AGREEMENTS

    On August 16, 1996, stock repurchase agreements were signed with the Company's Chief Technical Officer and Chief Executive Officer (the Officers). Under these agreements, the Company could repurchase a ratable portion of the shares of common stock held by the Officers if the Officers terminated their employment with the Company at any time prior to August 16, 1999. The common stock was issued for the value of services rendered, at a value of $0.001 per share. The repurchase price would be $0.005 per share, and the total number of shares available for repurchase by the Company was reduced ratably over the three-year term of the agreements. The number of shares subject to repurchase by the Company as of December 31, 1999 and 1998, was zero and approximately 197,000, respectively.

    1993 STOCK OPTION PLAN

    On September 30, 1993, the Company adopted the 1993 Stock Option Plan. During 1999 and 1998, the board of directors approved an amendment to the plan to increase the number of shares authorized for issuance by 650,000 shares and 1,000,000 shares, respectively, to a total of 3,768,500 authorized shares.

    Under the plan, the exercise price for incentive options is at least 100% of the fair market value on the date of grant. The exercise price for nonqualified stock options is at least 85% of the fair market value on the date of grant. Options generally expire in 10 years. Vesting periods are determined by the board of directors and generally provide for 25% of the options to vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months.

    1999 OMNIBUS STOCK INCENTIVE PLAN

    The 1999 Omnibus Stock Incentive Plan (the Incentive Plan) was approved by stockholders on August 3, 1999, for the benefit of the officers, directors, key employees, advisors and consultants of the Company. An aggregate of 4,381,500 shares of common stock is reserved for issuance under the Incentive Plan, which provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock, and performance shares.

    1999 EMPLOYEE STOCK PURCHASE PLAN

    The 1999 Employee Stock Purchase Plan (the Purchase Plan) was approved by stockholders on August 3, 1999, which allows eligible employees to purchase common stock at a discount from fair market value. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan for each fiscal year occurring during the term of the Purchase Plan (the Purchase Plan will terminate in 2009).

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(6) STOCKHOLDERS' EQUITY (CONTINUED)

    A summary of stock option activity follows:

                                                                                           WEIGHTED-
                                                       OPTIONS AVAILABLE     OPTIONS        AVERAGE
                                                           FOR GRANT       OUTSTANDING   EXERCISE PRICE
                                                       -----------------   -----------   --------------
Balances, December 31, 1996..........................         964,500       1,154,000        $ 0.48
Granted..............................................        (531,500)        531,500          0.50
Canceled.............................................         196,375        (196,375)         0.50
                                                           ----------       ---------        ------
Balances, December 31, 1997..........................         629,375       1,489,125          0.48
Authorized...........................................       1,000,000              --            --
Granted..............................................      (1,320,250)      1,320,250          0.50
Exercised............................................              --        (174,535)         0.50
Canceled.............................................         225,629        (225,629)         0.50
                                                           ----------       ---------        ------
Balances, December 31, 1998..........................         534,754       2,409,211          0.49
Authorized...........................................       5,031,500              --            --
Granted..............................................      (2,503,500)      2,503,500         13.31
Exercised............................................              --        (775,981)         0.47
Canceled.............................................         287,730        (287,730)         1.94
                                                           ----------       ---------        ------
Balances, December 31, 1999..........................       3,350,484       3,849,000          8.73
                                                           ==========       =========        ======
Options vested as of December 31, 1999...............                         679,302
                                                                            =========

Weighted-average fair value of options granted during the
  year:
  1999......................................................   $5.75
                                                               =====
  1998......................................................   $0.11
                                                               =====
  1997......................................................   $0.13
                                                               =====

    The following table summarizes information about stock options outstanding as of December 31, 1999:

                                      AVERAGE REMAINING
                                      CONTRACTUAL LIFE
EXERCISE PRICES  NUMBER OUTSTANDING        (YEARS)        NUMBER EXERCISABLE
---------------  ------------------   -----------------   ------------------
          $0.50      1,623,000               8.1               640,762
           0.80        730,750               9.3                38,540
   9.60 - 12.00        651,500               9.5                    --
  17.13 - 25.38        564,750               9.8                    --
  25.69 - 26.00         23,000               9.8                    --
  38.75 - 57.25        246,000               9.9                    --
          81.44         10,000              10.0                    --
---------------      ---------              ----               -------
  $0.50 - 81.44      3,849,000               9.0               679,302
===============      =========              ====               =======

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(6) STOCKHOLDERS' EQUITY (CONTINUED)
    STOCK-BASED COMPENSATION

    The Company uses the intrinsic value method prescribed by APB No. 25 in accounting for its stock-based compensation arrangements for employees. Compensation cost has been recognized for fixed stock option issuances in the accompanying consolidated financial statements because the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. The Company has recorded deferred compensation expense of $7.3 million, $1.7 million and $469,000, for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options granted in the years ended December 31, 1999, 1998 and 1997, respectively. These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred compensation of approximately $3.5 million, $673,000 and $246,000 was recognized in the years ended December 31, 1999, 1998 and 1997, respectively. Had compensation cost for the Company's stock-based compensation plan been determined consistent with the fair value approach set forth in SFAS No. 123, the Company's net losses for the years ended December 31, 1999, 1998, and 1997, would have been as follows (in thousands, except per share amounts):

                                                                1999       1998       1997
                                                              --------   --------   --------
Net loss as reported........................................  $(16,416)  $(6,590)   $(4,691)
APB No. 25 compensation expense recorded....................     3,494       673        246
Additional stock-based compensation under SFAS No. 123......    (1,668)     (731)      (281)
                                                              --------   -------    -------
Net loss pro forma..........................................  $(14,590)  $(6,648)   $(4,726)
                                                              ========   =======    =======

Basic and diluted net loss per share as reported............  $  (1.44)  $ (1.74)   $ (1.41)
                                                              ========   =======    =======
Basic and diluted net loss per share pro forma..............  $  (1.28)  $ (1.75)   $ (1.42)
                                                              ========   =======    =======

    For the year ended December 31, 1999, the fair value of options was estimated at the date of grant using a Black-Scholes option pricing model for the multiple-option approach, with the following weighted average assumptions: no dividend yield; risk-free interest rate of 5.42%, volatility factor of the expected market price of the Company's common stock of 78.0%, and a weighted-average expected life of the option of 2.0 years for all options granted prior to the IPO and 1.0 year for all options granted subsequent to the IPO. The fair value for the 1999 stock purchases under the Employee Stock Purchase Plan was estimated using the Black-Scholes model, with the following weighted-average assumptions: no dividend yield; risk-free interest rate of 5.08%; volatility factor of the expected market price of the Company's common stock of 78.0%; and the expected life of the purchase period (August 1999 through May 2000). For the years ended December 31, 1998 and 1997, the fair value of options was estimated on the date of grant using the minimum value method with the following weighted-average assumptions: no dividend yield; risk-free interest rates of 5.02% and 6.11%, respectively; and an expected life of four years.

    WARRANTS

    In connection with the Company's sale of certain technology rights to a third party in December 1997, the Company licensed the rights back from the third party in exchange for a warrant

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(6) STOCKHOLDERS' EQUITY (CONTINUED)
to purchase 40,000 shares of the Company's Series B convertible preferred stock at an exercise price of $2.50 per share. The warrant expired upon the closing of the IPO offering of the Company's common stock. Using the Black-Scholes option pricing model, the Company calculated the value of the warrant based on the following assumptions: no dividends; contractual term of 5 years; risk-free interest rate of 5.75%; expected volatility of 55%. The resultant expense of $28,000 is included in research and development expenses in 1997.

    In connection with the November 1998 Bridge Loan Facility (see Note 4), the Company issued a warrant to acquire 20,973 shares of Series C preferred stock at an exercise price of $3.58. Using the Black-Scholes model, the warrant is valued at $2.65 per share, for a total of $55,000, based on the following assumptions: no dividends; contractual term of 10 years; risk-free interest rate of 4.86%; expected volatility of 60%. The value of the warrant was amortized over the term of the Bridge Loan Facility. The warrant expires upon the earlier of
(i) November 2008; (ii) five years from the closing of an initial public offering; or (iii) the closing of an acquisition of the Company in which the Company's stock is sold for at least three times the initial exercise price. In December 1999, an option for a cash-less exercise was completed resulting in the issuance of 19,107 shares of the Company common stock and eliminating the outstanding warrant balance.

    In connection with the February 1999 Series C financing, the Company's financial advisor earned the right to receive a warrant to acquire 58,725 shares of Series C convertible preferred stock at an exercise price of $3.58. Using the Black-Scholes model, the warrant is valued at $1.99 per share, for a total of $117,000, based on the following assumptions: no dividends; contractual term of 5 years; risk-free interest rate of 4.75%; expected volatility of 60%. The value of the warrant is included as an issuance cost of the Series C financing. The warrant was exercised at the time of the IPO in August 1999.

    In connection with the May 1999 Series C financing, the Company issued a warrant to acquire 16,778 shares of Series C convertible preferred stock at an exercise price of $3.58. Using the Black-Scholes model, the warrant was valued at $8.51 per share, for a total of $143,000, based on the following assumptions: no dividends; contractual term of 5 years; risk-free interest rate of 4.79%; expected volatility of 60%. The value of the warrant was included as an issuance cost of the Series C financing. The warrant was exercised at the time of the IPO in August 1999.

    In July 1999, in exchange for marketing and publicity assistance from a customer, the Company issued a warrant to acquire 100,000 shares of its common stock. The warrant is exercisable immediately in three tranches: 50,000 shares at an exercise price of $20 per share; 25,000 shares at an exercise price of $30 per share; and 25,000 shares at an exercise price of $40 per share. Using the Black-Scholes option pricing model, the total fair value of the warrant was estimated to be $127,000, based on the following assumptions: no dividends; contractual term of three years; risk-free interest rate of 4.8%; and expected volatility of 60%. The fair value of the warrant was charged to sales and marketing expense in the third quarter of 1999. In June 1999, the Company entered into a license agreement and a consulting agreement with the customer for a total of $355,000.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(7) EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) plan that allows eligible employees to contribute a percentage of their compensation, limited to $10,000 in 1999 and 1998. The Company made no contributions in 1999 and 1998. Beginning April 1, 2000, the Company will match each eligible employee's contribution dollar for dollar up to 4% of the employee's salary. The Company matching contributions and earnings thereon vest immediately.

(8) COMMITMENTS

    LEASE COMMITMENTS

    The Company leases its facilities and certain equipment under operating lease agreements. The facilities leases expire at various dates through 2004. The Company also leases certain equipment under capital lease agreements. These leases expire at various dates through 2003. Future minimum lease payments as of December 31, 1999, are as follows (in thousands):

                                                              OPERATING   CAPITAL
YEAR ENDING DECEMBER 31,                                       LEASES      LEASES
------------------------                                      ---------   --------
2000........................................................   $1,335       $ 19
2001........................................................    1,344         26
2002........................................................    1,374         26
2003........................................................    1,409          8
2004........................................................    1,204         --
Thereafter..................................................       --         --
                                                               ------       ----
Future minimum lease payments...............................   $6,666         79
                                                               ======
Less amount representing interest...........................                  (7)
                                                                            ----
                                                                              72
Less current portion........................................                 (19)
                                                                            ----
Long-term portion...........................................                $ 53
                                                                            ====

    Total rent expense under operating leases for the years ended December 31, 1999, 1998 and 1997, was $973,000, $278,000 and $139,000, respectively.

    ROYALTY AGREEMENTS

    During 1997 and 1998, the Company entered into royalty agreements with various companies whereby the Company was granted a right to sublicense certain software technology. Under the terms of the agreements, the Company pays royalties based on the number of software licenses sold or a percentage of revenue. Royalty expense under these agreements in 1999, 1998 and 1997 was approximately $223,000, $128,000 and $39,000, respectively, and was recorded as cost of revenue.

(9) SEGMENT INFORMATION

    The Company has adopted the provisions of SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS 131 establishes standards for the reporting by public business

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(9) SEGMENT INFORMATION (CONTINUED)
enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

    The Company's chief operating decision-maker is considered to be the Company's Chief Executive Officer. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment.

    Revenue information regarding operations in the different geographic regions is as follows (in thousands):

                                                        EUROPE                              ASIA
                                           ---------------------------------   ------------------------------
                           UNITED STATES   BELGIUM    SWITZERLAND    OTHER      JAPAN      TAIWAN     OTHER      TOTAL
                           -------------   --------   -----------   --------   --------   --------   --------   --------
1999.....................     $2,239         $663         $663        $285      $1,479      $58        $390      $5,777
1998.....................        756          560           --          32          --      667          --       2,015
1997.....................        534           --           --          17          --      178          --         729

    Revenue attributable to significant customers, representing approximately 10% or more of total revenue for at least one of the respective periods, is summarized as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                1999           1998           1997
                                                              --------       --------       --------
Sales:
  Customer A................................................      1%            33%            38%
  Customer B................................................     --%            --%            26%
  Customer C................................................     --%            --%            12%
  Customer D................................................     11%            28%            --%
  Customer E................................................      4%            30%            --%
  Customer F................................................     --%             2%             2%
  Customer G................................................     14%            --%            --%
  Customer H................................................     11%            --%            --%

                                                                           DECEMBER 31,
                                                              --------------------------------------
                                                                1999           1998           1997
                                                              --------       --------       --------
Accounts receivable:
  Customer A................................................     --%            --%            43%
  Customer B................................................     --%            --%            --%
  Customer C................................................     --%            --%            19%
  Customer D................................................     --%            82%            --%
  Customer E................................................     --%            16%            36%
  Customer F................................................     --%            --%            --%
  Customer G................................................      1%            --%            --%
  Customer H................................................     10%            --%            --%

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

(9) SEGMENT INFORMATION (CONTINUED)
    Revenue aggregating 18%, 30%, and 0% of total revenue for the years ended December 31, 1999, 1998 and 1997, respectively, was generated from two customers who are also stockholders of the Company, and whose ownership percentages were 5.2% and 20.0%, respectively.

    Substantially all of the Company's long-lived assets are located in the United States.

(10) SUBSEQUENT EVENTS

ACQUISITION OF WORLDTALK

    On January 31, 2000, the Company completed its acquisition of Worldtalk Communications Corp. ("Worldtalk"). Under the terms of the merger agreement, each Worldtalk share of common stock has been converted into 0.26 of a share of the Company's common stock. A total of 3,798,398 shares of the Company's common stock was exchanged for 14,609,374 shares of Worldtalk common stock. The business combination will be accounted for as a pooling of interests and, accordingly, the Company's historical financial statements presented in future reports will be restated to include the accounts and results of operations of Worldtalk.

    The following unaudited pro forma data summarizes the combined results of operations of the Company and Worldtalk as if the combination had been consummated on December 31, 1999 (in thousands) and reflects adjustments to conform the accounting methods of Worldtalk with those of the Company.

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
REVENUE:
Continuing products:
  License...................................................  $ 11,285   $  8,996   $  4,097
  Services..................................................     3,018      1,359        259
  Transaction fees..........................................       981         --         --
  Sale of technology........................................        --        220        120
                                                              --------   --------   --------
    Total revenue from continuing products..................    15,284     10,575      4,476
Discontinued products.......................................     1,472      4,888      7,580
                                                              --------   --------   --------
    Total revenue...........................................  $ 16,756   $ 15,463     12,056
                                                              ========   ========   ========

Net loss....................................................  $(24,222)  $(11,724)  $(11,462)
                                                              ========   ========   ========

Net loss per share..........................................  $  (1.65)  $  (1.79)  $  (1.90)
                                                              ========   ========   ========

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS.

    The information required by this item, insofar as it relates to Tumbleweed's directors, will be contained under the captions "Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference. The information relating to Tumbleweed's executive officers as of March 30, 2000 is contained in the following table:

NAME                                                   TITLE                              AGE
----                          --------------------------------------------------------  --------
Jeffrey C. Smith............  Chairman, President and Chief Executive Officer              33
Jean-Christophe D.            Chief Technical Officer                                      36
Bandini.....................
Joseph C. Consul............  Chief Financial Officer and Vice President--Finance          40
Kerry S. Champion...........  Senior Vice President--Product Development                   37
Shomit A. Ghose.............  Senior Vice President--Operations                            38
Bernard J. Cassidy..........  Vice President, General Counsel and Secretary                45
Michael J. Earhart..........  Vice President--Corporate Marketing                          35
Donald R. Gammon............  Vice President--North American Sales                         54
Robert A. Krauss............  Vice President--Business Development                         37
Mark R. Pastore.............  Vice President--Corporate Development                        33
Donald N. Taylor............  Vice President--International Sales                          46
Shinji Eura.................  General Manager--Tumbleweed Communications, K.K.             64
James A. Heisch.............  President--Worldsecure Division                              56

    JEFFREY C. SMITH, President and Chief Executive Officer and Chairman of the Board of Directors, is responsible for strategic planning and business development. Before founding Tumbleweed in June 1993, Mr. Smith held various senior positions in research and development with the following firms: Frame Technology from January 1991 to June 1993; Aeon Corp. from January 1990 to January 1991; Hewlett Packard from June 1988 to June 1989; and IBM Scientific Research Center in Palo Alto from June 1987 to June 1988. Mr. Smith served as a lecturer in Software Engineering at Stanford University in 1988 and 1989.
Mr. Smith holds a B.S. in Computer Science from Stanford University.

    JEAN-CHRISTOPHE D. BANDINI, Chief Technical Officer, serves as Tumbleweed's primary technical architect and oversees product development. Before founding Tumbleweed in 1993, Mr. Bandini was a Senior Software Engineer at Frame Technology from March 1991 to January 1993. Mr. Bandini's industry experience also includes engineering positions at Oracle from August 1989 to February 1991 and at IBM from March 1986 to October 1986. Mr. Bandini holds an Engineering Degree from Ecole Centrale Paris, and an M.S. in Computer Science from Stanford University.

    JOSEPH C. CONSUL, Chief Financial Officer and Vice President--Finance, is responsible for finance, administration, legal and human resources at Tumbleweed. Before joining Tumbleweed in June 1997, Mr. Consul was Vice President, Operations for Fractal Design Corporation from May 1996 to May 1997. From November 1991 to May 1996, Mr. Consul served as Vice President, Finance and Administration, CFO for Ray Dream, Inc. Mr. Consul has also held senior financial management positions at XA Systems Corporation from December 1989 to November 1991 and at Adobe Systems Corporation from February 1987 to
November 1989. Mr. Consul received his M.B.A. from the University of Southern California, his B.S. from San Jose State University and is a licensed C.P.A.

    KERRY S. CHAMPION, Senior Vice President--Product Development, is responsible for all aspects of engineering, including development, quality assurance, product management, documentation and information systems. Before joining Tumbleweed in March 1998, Mr. Champion served as Director of Engineering at Zentek Technology from January 1997 to December 1997 and served as a Senior Director of Engineering at BroadVision, Inc. from September 1995 to
October 1996. Mr. Champion was one of the initial members of the Gain Technology engineering team from June 1989 to September 1995. Mr. Champion holds a B.S. in Business Administration, with a concentration in Quantitative Methods, from San Francisco State University.

    SHOMIT A. GHOSE, Senior Vice President--Operations, is responsible for applications development, consulting services, marketing and company alliances. Before joining Tumbleweed in November 1998, Mr. Ghose served as Vice President of Engineering and Marketing at Caresoft, Inc. from March 1998 through
November 1998 and as Vice President of Marketing at Sky Stream Corp. from October 1997 through February 1998. Mr. Ghose served as Vice President of Worldwide Consulting at BroadVision, Inc. from June 1995 through October 1997 and as Senior Director, Business Development, at nCUBE from April 1990 through June 1995. Mr. Ghose was an engineer at Sun Microsystems, Inc., from
January 1986 to January 1989 and at Metaphor Computer Systems, a company later acquired by IBM, from February 1983 to January 1986. Mr. Ghose holds a B.A. in Computer Science from the University of California at Berkeley.

    BERNARD J. CASSIDY, Vice President, General Counsel and Secretary, is responsible for the corporate and legal affairs of Tumbleweed. Before joining Tumbleweed in May 1999, Mr. Cassidy was in private practice at Wilson Sonsini Goodrich & Rosati from August 1992 to May 1999, and at Skadden, Arps, Slate Meagher & Flom LLP from September 1989 to July 1992. Mr. Cassidy holds a B.A. in Philosophy from Loyola University, an M.A. in Philosophy from the University of Toronto and a J.D. from Harvard Law School.

    MICHAEL J. EARHART, Vice President--Corporate Marketing, is responsible for all aspects of marketing, including strategic planning, positioning, industry relations and demand creation. Before joining Tumbleweed in June 1998, Mr. Earhart served as Director of Marketing at Fabrik Communications from
July 1996 to June 1998. He has also served as Business Development Director for Server Technologies at Oracle from February 1995 to July 1996, and held various management and strategic marketing positions at Hewlett-Packard from 1987 to 1995. Mr. Earhart holds a B.A. in Economics from the University of California at Santa Barbara.

    DONALD R. GAMMON, Vice President--North American Sales, is responsible for revenue and customer relationships in North America. Before joining Tumbleweed in February 1999, Mr. Gammon served as Executive Vice President of PostX Corporation from May 1997 to December 1998. He has also held senior management positions at the following firms: Interlink Computer Sciences from July 1994 to May 1997; Interactive Systems from November 1987 to April 1999; Inference Corporation from December 1984 to October 1987; and Metier Management Systems from July 1981 to November 1984. Mr. Gammon holds a B.S. in Management/Marketing from Oklahoma State University.

    ROBERT A. KRAUSS, Vice President--Business Development, is responsible for building partnerships with organizations interested in providing Tumbleweed IME as a service offering. Before joining Tumbleweed in March 1997, Mr. Krauss served in various positions at Novell, Inc., ultimately as Director of Marketing from July 1994 to March 1997 and Director of North American Sales at SoftSolutions from September 1991 to July 1994. Mr. Krauss received a B.S. in Business Administration from LaSalle College in Philadelphia, PA.

    MARK R. PASTORE, Vice President--Corporate Development, is responsible for strategic technology and marketing and sales alliances. Over the course of Mr. Pastore's tenure at Tumbleweed, he has been responsible for finance and operations, business development, and strategic planning and alliances.

Before joining Tumbleweed in September 1993, Mr. Pastore held various strategic marketing and finance positions at Sun Microsystems, Inc. from March 1991 to August 1993. Mr. Pastore holds a B.S. in Values, Technology, Science, and Society from Stanford University.

    DONALD N. TAYLOR, Vice President--International, is responsible for Tumbleweed's international sales organization, including our sales teams in Europe and Japan. Before joining Tumbleweed in January 1999, Mr. Taylor gained extensive experience in international marketing, sales, and operations, through a number of senior executive positions at the following firms: Prism Solutions from August 1995 to October 1998; Oracle from January 1994 to July 1995; Sun Microsystems from November 1991 to December 1993; Netwise from October 1989 to September 1991; and Ingres from January 1987 to August 1989. Mr. Taylor holds a B.A. in History from Williams College.

    SHINJI EURA, General Manager--Tumbleweed Communications, K.K., is responsible for the general management of our Japanese subsidiary. Before joining Tumbleweed in August 1998, Mr. Eura worked from July 1994 to
August 1998 at DynaLab Japan Co., where he most recently served as a Director of Business Development. From April 1993 to June 1994, Mr. Eura served as a General Manager at I.S.T. Co. From April 1991 to March 1993, Mr. Eura served as President of System Bank Corporation. From March 1990 to March 1991, Mr. Eura served as Executive Management Director of NIHON UNISYS. Mr. Eura holds a B.S. in Statistics from the Tokyo College of Science.

    JAMES A. HEISCH, President, WorldSecure Division, is responsible for the WorldSecure Division. Mr. Heisch joined Worldtalk in June of 1999 as Chief Financial Officer. Prior to joining Worldtalk, Mr. Heisch served as a consultant to various high tech companies from 1998 through June of 1999. Mr. Heisch served from 1994 to 1998 in various senior management positions at VidaMed, Inc. Prior to joining VidaMed, Mr. Heisch was CFO of SuperMac Technology from 1990 to 1994. From 1983 to 1990, Mr. Heisch was Senior Vice President of Finance and CFO at Businessland. Before joining Businessland, Mr. Heisch served as Senior Vice President of Finance at Atari Corporation. Mr. Heisch completed his undergraduate studies at San Jose State, holds an MBA from the University of Santa Clara and is also a CPA.

ITEM 11--EXECUTIVE COMPENSATION.

    The information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

ITEM 12--SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13--CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this Form 10-K:

    (1) Financial Statements

       Report of KPMG LLP, Independent Accountants
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statements of Stockholders' Equity
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

        [Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.]

(b) Reports on Form 8-K.

        A report on Form 8-K was filed on November 26, 1999, pursuant to Item 5 "Other Events," whereby Tumbleweed announced that it had entered into an Agreement and Plan of Merger, dated as of November 18, 1999, by and among Tumbleweed, Keyhole Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Tumbleweed, and Worldtalk Communications Corporation, a Delaware corporation.

(c) Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

EXHIBIT
NUMBER                                            EXHIBIT DESCRIPTION
------                        ------------------------------------------------------------
         2.1 (3)              Agreement and Plan of Merger, dated as of November 18, 1999, among Tumbleweed Communications Corp., Keyhole Acquisition
                              Corp. and Worldtalk Communications Corporation

         3.1 (1)              Amended and Restated Certificate of Incorporation of
                              Registrant

         3.2 (1)              Amended and Restated Bylaws of Registrant

         4.1 (1)              Specimen common stock certificate

         4.2 (6)              Amended and Restated Investor's Rights Agreement, dated as of January 31, 2000, among the Registrant, Jeffrey C. Smith,
                              Jean-Christophe D. Bandini, the holders of the Registrant's preferred stock, and certain other persons.

         4.3 (1)              Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank

        10.1 (5)              1993 Stock Option Plan

        10.2 (5)              1999 Omnibus Stock Incentive Plan

        10.3 (5)              1999 Employee Stock Purchase Plan

        10.4 (1)(2)           Software License, Development and Services Agreement, dated
                              December 17, 1997, between the Registrant and United Parcel
                              Service General Services, Co.

        10.5 (1)(2)           Posta License and Distribution Agreement, dated as of March
                              31, 1999, between Tumbleweed Software, K.K. and K.K. Hikari
                              Tsushin

        10.6 (1)(2)           OEM Object Code License Agreement, dated as of March 30,
                              1998, between the Registrant and RSA Data Security, Inc.

        10.7 (5)              Employment Agreement, dated May 24, 1999, between Tumbleweed
                              Software Inc. and Tumbleweed Limited and Donald N. Taylor

        10.8 (5)              Indemnity Agreement

        10.9 (4)              Investment Agreement, dated August 12, 1999, between Hikari
                              Tsushin and Tumbleweed Communications Corp.

        10.10(4)              Standstill Agreement, dated August 27, 1999, between Hikari
                              Tsushin and Tumbleweed Communications Corp.

        21.1                  Subsidiaries of the Registrant

        23.1                  Consent of KPMG LLP

        24.1 (1)              Power of Attorney

        27.1                  Financial Data Schedule (in EDGAR version only)

------------------------

(1) Previously filed in Tumbleweed's Registration Statement on Form S-1 (File No. 79687), as amended and incorporated herein by reference.

(2) Subject to Confidential Treatment Order.

(3) Previously filed in Tumbleweed's Current Report on Form 8-K, filed November 26, 1999, and incorporated herein by reference.

(4) Previously filed in Tumbleweed's Quarterly Report on Form 10-Q, filed November 15, 1999, and incorporated herein by reference.

(5) Previously filed in Tumbleweed's Registration Statement on Form S-4 (File No. 333-92589), as amended and incorporated herein by reference.

(6) Previously filed in Tumbleweed's Registration Statement on Form S-8, filed February 23, 2000 (File No. 333-84683), and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                             TUMBLEWEED COMMUNICATIONS CORP.

                                             By:             /s/ JEFFREY C. SMITH
                                                  ------------------------------------------
                                                               Jeffrey C. Smith
                                                     CHAIRMAN OF THE BOARD, PRESIDENT AND
                                                            CHIEF EXECUTIVE OFFICER
                                                         (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                                                          TITLE                    DATE
---------                                                          -----                    ----
                /s/ JEFFREY C. SMITH                   Chairman of the Board,
     -------------------------------------------         President and Chief           March 30, 2000
                  Jeffrey C. Smith                       Executive Officer

                                                       Vice President--Finance and
                /s/ JOSEPH C. CONSUL                     Chief Financial Officer
     -------------------------------------------         (Principal Financial Officer  March 30, 2000
                  Joseph C. Consul                       and Principal Accounting
                                                         Officer)

     -------------------------------------------       Director                                , 2000
                     Pehong Chen

                /s/ TIMOTHY C. DRAPER
     -------------------------------------------       Director                        March 30, 2000
                  Timothy C. Draper

                /s/ ERIC J. HAUTEMONT
     -------------------------------------------       Director                        March 30, 2000
                  Eric J. Hautemont

                /s/ KENNETH R. KLEIN
     -------------------------------------------       Director                        March 30, 2000
                  Kenneth R. Klein

               /s/ DAVID F. MARQUARDT
     -------------------------------------------       Director                        March 30, 2000
                 David F. Marquardt

               /s/ STANDISH H. O'GRADY
     -------------------------------------------       Director                        March 30, 2000
                 Standish H. O'Grady

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                     EXHIBIT DESCRIPTION
---------------------         ------------------------------------------------------------
         2.1 (3)              Agreement and Plan of Merger, dated as of November 18, 1999, among Tumbleweed Communications Corp., Keyhole Acquisition
                              Corp. and Worldtalk Communications Corporation

         3.1 (1)              Amended and Restated Certificate of Incorporation of
                              Registrant

         3.2 (1)              Amended and Restated Bylaws of Registrant

         4.1 (1)              Specimen common stock certificate

         4.2 (6)              Amended and Restated Investor's Rights Agreement, dated as of January 31, 2000, among the Registrant, Jeffrey C. Smith,
                              Jean-Christophe D. Bandini, the holders of the Registrant's preferred stock, and certain other persons.

         4.3 (1)              Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank

        10.1 (5)              1993 Stock Option Plan

        10.2 (5)              1999 Omnibus Stock Incentive Plan

        10.3 (5)              1999 Employee Stock Purchase Plan

        10.4 (1)(2)           Software License, Development and Services Agreement, dated
                              December 17, 1997, between the Registrant and United Parcel
                              Service General Services, Co.

        10.5 (1)(2)           Posta License and Distribution Agreement, dated as of March
                              31, 1999, between Tumbleweed Software, K.K. and K.K. Hikari
                              Tsushin

        10.6 (1)(2)           OEM Object Code License Agreement, dated as of March 30,
                              1998, between the Registrant and RSA Data Security, Inc.

        10.7 (5)              Employment Agreement, dated May 24, 1999, between Tumbleweed
                              Software Inc. and Tumbleweed Limited and Donald N. Taylor

        10.8 (5)              Indemnity Agreement

        10.9 (4)              Investment Agreement, dated August 12, 1999, between Hikari
                              Tsushin and Tumbleweed Communications Corp.

        10.10(4)              Standstill Agreement, dated August 27, 1999, between Hikari
                              Tsushin and Tumbleweed Communications Corp.

        21.1                  Subsidiaries of the Registrant

        23.1                  Consent of KPMG LLP

        24.1 (1)              Power of Attorney

        27.1                  Financial Data Schedule (in EDGAR version only)

------------------------

(1) Previously filed in Tumbleweed's Registration Statement on Form S-1 (File No. 79687), as amended and incorporated herein by reference.

(2) Subject to Confidential Treatment Order.

(3) Previously filed in Tumbleweed's Current Report on Form 8-K, filed November 26, 1999, and incorporated herein by reference.

(4) Previously filed in Tumbleweed's Quarterly Report on Form 10-Q, filed November 15, 1999, and incorporated herein by reference.

(5) Previously filed in Tumbleweed's Registration Statement on Form S-4 (File No. 333-92589), as amended and incorporated herein by reference.

(6) Previously filed in Tumbleweed's Registration Statement on Form S-8, filed February 23, 2000 (File No. 333-84683), and incorporated herein by reference.