Form 10-Q
period 2000-03-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2000-05-15
CIK 1022509

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000


                        Commission File Number: 000-26223

--------------------------------------------------------------------------------


                         TUMBLEWEED COMMUNICATIONS CORP.
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF APRIL 30, 2000 WAS 25,932,312.

================================================================================

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

                         TUMBLEWEED COMMUNICATIONS CORP.

                                      INDEX

-------------------------------------------------------------------------------------------------------------------
PART I            FINANCIAL INFORMATION
-------------------------------------------------------------------------------------------------------------------
                                                                                                                PAGE NO.
                                                                                                                --------
Item 1:      FINANCIAL STATEMENTS..................................................................................4

                  Condensed Consolidated Balance Sheets as of
                    March 31, 2000 (unaudited) and December 31, 1999...............................................4

                  Condensed Consolidated Statements of Operations for the
                    three months ended March 31, 2000 and 1999 (unaudited).........................................5

                  Condensed Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2000 and 1999 (unaudited).........................................6

                  Notes to Condensed Consolidated Financial Statements (unaudited).................................7

Item 2:       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............10

Item 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................23

-------------------------------------------------------------------------------------------------------------------
PART II           OTHER INFORMATION
-------------------------------------------------------------------------------------------------------------------

Item 1:           Legal Proceedings...............................................................................24

Item 2:           Use of Proceeds.................................................................................24

Item 4:           Submission of Matters to a Vote of Security Holders.............................................25

Item 6:           Exhibits and Reports on Form 8-K................................................................26

Signatures........................................................................................................27

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

Part I - Financial Information
Item 1 - Financial Statements

                         TUMBLEWEED COMMUNICATONS CORP.
                                AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                      March 31,               December 31,
                                                                        2000                      1999
                                                                   ----------------          ---------------
Assets                                                               (unaudited)
Current Assets:
      Cash and cash equivalents                                $            46,447      $             60,544
      Accounts receivable                                                    4,980                     5,182
      Prepaid expenses and other current assets                              3,134                     3,574
                                                                   ----------------          ----------------
         Total current assets                                               54,561                    69,300

Property and equipment, net                                                  5,001                     3,485
Other assets                                                                 3,014                     2,898
                                                                   ----------------          ----------------
         Total assets                                          $            62,576      $             75,683
                                                                   ================          ================

Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable                                         $             5,514      $              2,878
      Current installments of long-term debt                                   594                       840
      Accrued liabilities                                                    6,822                     6,398
      Deferred revenue                                                       2,639                     2,579
                                                                   ----------------          ----------------
         Total current liabilities                                          15,569                    12,695

Long-term debt, excluding current installments                                 858                     1,017
Other long-term liabilities                                                    266                       258
                                                                   ----------------          ----------------
         Total liabilities                                                  16,693                    13,970

Stockholders' equity:
      Common stock                                                              26                        26
      Additional paid-in capital                                           134,764                   132,167
      Deferred compensation expense                                         (5,105)                   (5,283)
      Accumulated other comprehensive income                                    70                        53
      Accumulated deficit                                                  (83,872)                  (65,250)
                                                                   ----------------          ----------------
         Total stockholders' equity                                         45,883                    61,713
                                                                   ----------------          ----------------
         Total liabilities and stockholders' equity            $            62,576      $             75,683
                                                                   ================          ================

                                      TUMBLEWEED COMMUNICATIONS CORP.
                                              AND SUBSIDIARIES
                              Condensed Consolidated Statements of Operations
                                   (in thousands, except per share data)
                                                (unaudited)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         ------------------------------------
                                                                             2000                   1999
                                                                         -------------          -------------
Revenue:
      License                                                        $          4,356       $          2,702
      Services                                                                  1,524                    564
      Transaction fees                                                            730                      3
                                                                         -------------          -------------
         Revenue from continuing product lines                                  6,610                  3,269
      Discontinued product line                                                   ---                    638
                                                                         -------------          -------------
             Total revenue                                                      6,610                  3,907
Cost of revenue:
      License                                                                     267                    117
      Services                                                                  1,941                    782
      Transaction fees                                                             40                      5
                                                                         -------------          -------------
             Total cost of revenue                                              2,248                    904
                                                                         -------------          -------------
Gross profit                                                                    4,362                  3,003

Operating expenses:
Research and development (exclusive of non-cash compensation expense of
      $274 and $140 as of March 31, 2000 and 1999, respectively)                2,843                  1,794
Sales and marketing (exclusive of non-cash compensation expense of
      $636 and $146 as of March 31, 2000 and 1999, respectively)                7,192                  3,144
General and administrative (exclusive of non-cash compensation expense
      of $164 and $50 as of March 31, 2000 and 1999, respectively)              1,640                    816
Stock compensation                                                              1,074                    336
Merger related and restructuring expenses                                      10,803                    ---
                                                                         -------------          -------------
             Total operating expenses                                          23,552                  6,090
                                                                         -------------          -------------
             Operating loss                                                   (19,190)                (3,087)
Other income, net                                                                 656                    138
                                                                         -------------          -------------
             Net loss before provision (benefit) for taxes                    (18,534)                (2,949)
             Provision (benefit) for taxes                                         88                    (18)
                                                                         -------------          -------------
             Net loss                                                $        (18,622)      $         (2,931)
                                                                         =============          =============

Net loss per share - basic and diluted                               $          (0.73)      $          (0.43)
                                                                         =============          =============

Weighted average shares - basic and diluted                                    25,588                  6,889
                                                                         =============          =============

                                       TUMBLEWEED COMMUNICATIONS CORP.
                                              AND SUBSIDIARIES
                              Condensed Consolidated Statements of Cash Flows
                                               (in thousands)
                                                (unaudited)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                         ------------------------------------
                                                                             2000                   1999
                                                                         -------------          -------------
Cash flows from operating activities:
Net loss                                                             $        (18,622)      $         (2,931)
Adjustments to reconcile net loss to net cash used in operating activities:
      Compensation for grant of non-employee stock options
         and warrant issuances                                                    411                     78
      Amortization of deferred stock compensation expense                       1,074                    336
      Depreciation and amortization                                               447                    247
      Amortization of debt discount                                               ---                     43
Changes in operating assets and liabilities:
      Accounts receivable                                                         202                    224
      Prepaid expenses and other current assets                                   440                    (84)
      Accounts payable and other liabilities                                    3,068                    (42)
      Deferred revenue                                                             60                   (792)
                                                                         -------------          -------------
         Net cash used in operating activities                                (12,920)                (2,921)
                                                                         -------------          -------------

Cash flows from investing activities:
      Purchase of property and equipment                                       (1,963)                  (277)
      Proceeds from the sale of short term investments                            ---                  1,666
      Other assets                                                               (116)                    18
                                                                         -------------          -------------
         Net cash (used in) provided by investing activities                   (2,079)                 1,407
                                                                         -------------          -------------

Cash flows from financing activities:
      Increase in borrowings                                                      ---                  1,167
      Repayments of borrowings                                                   (405)                (1,107)
      Proceeds from issuance of preferred stock and warrants,
           net                                                                    ---                 14,949
      Issuance of common stock upon exercise of stock options                   1,290                    301
                                                                         -------------          -------------
         Net cash provided by financing activities                                885                 15,310
Effect of exchange rate fluctuations                                               17                      4
                                                                         -------------          -------------
Net (decrease) increase in cash and cash equivalents                          (14,097)                13,800
Cash and cash equivalents, beginning of period                                 60,544                  4,556
                                                                         -------------          -------------
Cash and cash equivalents, end of period                             $         46,447       $         18,356
                                                                         =============          =============
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest                       $             39       $             82
                                                                         =============          =============
      Noncash financing activities -
             Deferred compensation expense associated with stock
                option activity                                      $          1,307       $          2,326
                                                                         =============          =============

                         TUMBLEWEED COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)      Basis of Presentation

         The condensed consolidated financial statements as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of Tumbleweed Communications Corp.'s ("Tumbleweed") financial position and operating results for the interim periods presented.

         The accompanying condensed consolidated financial statements include the accounts of Tumbleweed and its wholly owned subsidiary in the United Kingdom and the United Kingdom subsidiary's wholly owned subsidiaries in France and Germany. Tumbleweed accounts for its former wholly owned subsidiary in Japan under the equity method, following its ownership change effective August 31, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)      Business Combination

         On January 31, 2000, Tumbleweed completed its acquisition of Worldtalk Communications Corp. ("Worldtalk"). Under the terms of the merger agreement, each Worldtalk share of common stock has been converted into 0.26 of a share of Tumbleweed's common stock. A total of 3,798,398 shares of Tumbleweed's common stock were exchanged for 14,609,374 shares of Worldtalk common stock. The business combination has been accounted for as a pooling of interests and, accordingly, Tumbleweed's historical financial statements for periods prior to the combination have been restated to include the accounts and results of operations of Worldtalk.

         The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands).

                  Three Months Ended March 31,      Years Ended December 31,
                  ----------------------------   -----------------------------
                      2000           1999           1999           1998
                  -------------   -----------    ----------     -----------
                  (unaudited)     (unaudited)   (unaudited)     (unaudited)
Revenue:
    Tumbleweed    $   3,974       $    693       $   5,777      $   2,015
    Worldtalk         2,636          3,214          10,979         13,448
                   ---------       --------       ---------      ---------

    Combined      $   6,610       $  3,907       $  16,756      $  15,463
                   =========       ========       =========      =========


Net loss:
    Tumbleweed    $(10,955)       $(2,056)       $(16,416)      $ (6,590)
    Worldtalk       (7,667)          (875)         (7,806)        (5,130)
                   ---------       --------       ---------      ---------

    Combined      $(18,622)       $(2,931)       $(24,222)      $(11,720)
                   =========       ========       =========      =========

         As a result of the acquisition of Worldtalk, Tumbleweed recorded a pre-tax charge of $10.8 million for merger related and restructuring expenses during the three months ended March 31, 2000. The $10.8 million merger related and restructuring expenses consisted of the following (in thousands):

        Investment banker's fees                             $          7,525
        Legal fees                                                      1,347
        Severance                                                       1,146
        Accounting and printer fees                                       485
        Other                                                             300
                                                                --------------
                                                             $         10,803
                                                                ==============

         As of March 31, 2000, seven employees had been terminated as a result of the acquisition. As of March 31, 2000, Tumbleweed had approximately $3.9 million of accrued merger related and restructuring expenses.

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

                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                        2000          1999
                                                      ----------    ----------
Shares issuable under stock options                       4,634         3,207
Shares of restricted stock subject
   to repurchase                                            ---           113
Shares issuable pursuant to warrants
   or rights to purchase common stock                       100           ---
Shares of convertible preferred stock
   on an "as-if-converted" basis                            ---           120
                                                      ----------    ----------
                                                          4,734         3,440
                                                      ==========    ==========

(4)      Segment Information

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

         Tumbleweed's chief operating decision-maker is considered to be the Chief Executive Officer. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statement of operations. Therefore, Tumbleweed operates in a single operating segment.

         Revenue aggregating 1% and 11% of total revenue for the three months ended March 31, 2000 and 1999, respectively, was generated from two customers who, or whose 50% stockholders, are stockholders of Tumbleweed, and whose ownership percentages as of March 31, 2000 were 17% and 4%, respectively.

         Revenue information regarding operations in the different geographic regions is as follows (in thousands):


                                                Three Months Ending
                                                     March 31,
                                      ----------------------------------------
                                           2000                     1999
                                      ----------------        ----------------
            United States             $         4,348         $         2,618
            Europe:
                  Belgium                         ---                     108
                  Switzerland                     685                     ---
                  Other                           791                     717
            Asia:
                  Japan                           384                     439
                  Hong Kong                       322                     ---
                  Australia                        80                     ---
                  Other                           ---                      25
                                         -------------           -------------
                     Total            $         6,610         $         3,907
                                         =============           =============


(5)      Recent Accounting Pronouncements

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

         In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended by SAB No. 101A, and any resulting change in accounting principle that a registrant would have to report, is effective no later than the company's fiscal quarter ending June 30, 2000. Tumbleweed does not expect the application of SAB No. 101 to have a material effect on its financial position or results of operations, nor do we expect to report a change in accounting principle resulting from its application.

         In March 2000, FASB issued Financial Interpretation No. 44 ("FIN 44"). FIN 44 clarifies (a) the definition of EMPLOYEE for purposes of applying Accounting Principles Board ("APB") Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Tumbleweed does not expect the application of FIN 44 to have a material effect on its financial position or results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Tumbleweed Communications Corp. ("Tumbleweed") is a leading provider of internet infrastructure for business messaging worldwide. We have developed the Tumbleweed Integrated Messaging Exchange, or Tumbleweed IME, a comprehensive set of products and services that enables businesses to use e-mail and the Web for secure, trackable online communication. In addition to our core IME technology, Tumbleweed offers applications aimed at specific vertical markets and common business processes, and an extensive development toolkit for building customized online services. Tumbleweed IME is a scalable, feature rich communication solution, and serves as the foundation for online business services offered by our customers.

         On January 31, 2000, Tumbleweed completed the acquisition of Worldtalk Communications Corp. ("Worldtalk"), a leading provider of Internet security and policy management solutions that enable organizations to define and manage electronic mail and web security usage policies to manage the risks and liabilities associated with Internet communications. The business combination has been accounted for as a pooling of interests and, accordingly, Tumbleweed's historical financial statements have been restated to include the accounts and results of operations of Worldtalk. Except as otherwise indicated, the terms "Tumbleweed," the "Company," "we," and "our" refer to Tumbleweed and its subsidiaries, including Worldtalk, in this discussion.

         Tumbleweed's revenue consists of (i) license fees, (ii) service fees, and (iii) transaction fees. License revenue consists of initial license fees and the sale of distribution rights. License revenue typically is recognized upon the later of customer acceptance or shipment of the software. Revenue from the sale of distribution rights is recognized upon the execution of a distribution agreement. Service fee revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation are recognized upon acceptance of the installation while all other consulting fees are recognized based on percentage of completion. Support and maintenance fees are paid for ongoing customer support as well as for the right to receive future upgrades of our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Transaction fees are based on the volume of transactions by our customers, and the related revenue is recognized based on payment schedules and transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

         In July 1999, Worldtalk completed the sale of its NetJunction e-mail connectivity and directory integration product line to Wingra Technologies, LLC. Under the terms of the agreement, Wingra has acquired the assets related to the NetJunction product line and has assumed support and development responsibilities for NetJunction customers and resellers with current agreements. As a result of the sale of Worldtalk's NetJunction product line, revenue related to the NetJunction product line is reported as discontinued product line in the Condensed Consolidated Statement of Operations.

         Historically, our revenue has been concentrated among a few customers, but the customer base contributing to revenue has been diversifying. As of March 31, 2000 and 1999, our top five customers contributed 30% and 48% of total revenue, respectively. In addition, the constituency of that list is evolving.

         A substantial portion of our revenue relates to international customers or operations. Most of our contracts are denominated in U.S. dollars. However, a contract between our 50% owned Japanese subsidiary, Tumbleweed Communications K.K. ("TKK"), and Hikari Tsushin is denominated in Japanese yen, and, in the future, an increasing number of contracts may be denominated in foreign currencies. We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations. Therefore, we increasingly may be subject to currency fluctuations, which could harm our operating results in future periods.

         Our future net income and cash flow will be affected by our ability to apply net operating losses for federal tax reporting purposes against taxable income in future periods due to a cumulative change in ownership for income tax purposes, as defined in Section 382 of the Internal Revenue Code, arising from the sale of stock in prior offerings.

RESULTS OF OPERATIONS

THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

         REVENUE. Revenue is comprised of license revenue, services revenue and transaction fees revenue. Total revenue from continuing product lines for the three months ended March 31, 2000 increased 102% to $6.61 million from $3.27 million (excluding revenue of $638,000 from discontinued products) for the same three months in 1999. Total revenue increased in both periods due to increases in license revenue, services, and transaction fees revenue.

         License revenue for the three months ended March 31, 2000 increased 61% to $4.36 million from $2.70 million for the same three months in 1999. License revenue increased due to bringing new customers into production and to additional license fees paid by existing customers.

         Services revenue for the three months ended March 31, 2000 increased 170% to $1.52 million from $564,000 for the same three months in 1999. The increase in services revenue was due to an increase in contract development work by our professional services organization, and, to a lesser extent, increases in maintenance fees. The increase in contract development work was a direct result of the increase in customers licensing Tumbleweed products.

         Transaction fees revenue for the three months ended March 31, 2000 increased to $730,000 from $3,000 for the same three months in 1999. The increase in transaction fees revenue resulted from minimum transaction fee payments made by new customers who launched IME-based services, and to a lesser extent, transaction fee payments made by existing customers.

         COST OF REVENUE. Cost of revenue is comprised of license cost, services cost and transaction fees cost. License cost is primarily comprised of royalties paid to third parties for software licensed by Tumbleweed for inclusion in our products. Services cost is comprised primarily of personnel and overhead costs related to customer support and contract development projects. Transaction fees cost is primarily comprised of royalties due on transaction fees revenue and, to a lesser extent, depreciation expense and connectivity costs incurred in generating transaction revenue. Total cost of revenue for the three months ended March 31, 2000 increased 149% to $2.25 million from $904,000 for the same three months in 1999 corresponding to increased revenue during the same period.

         License cost for the three months ended March 31, 2000 increased 128% to $267,000 from $117,000 for the same three months in 1999. License costs increased due to increased sales of products containing software licensed from third parties. The increase was not in direct proportion to the increase in license revenue as some of the agreements with third parties contain fixed minimum payments.

         Services cost for the three months ended March 31, 2000 increased 148% to $1.94 million from $782,000 for the same three months in 1999. The increase was primarily due to increased personnel costs supporting an increase in new contract development projects and an increase in facilities-related expenses.

         Transaction fees cost for the three months ended March 31, 2000 was $40,000 compared to $5,000 for the same three months in 1999. The increase in transaction fees cost resulted from royalties due on transaction fees revenue and, to a lesser extent, depreciation expense and connectivity costs incurred in generating transaction revenue.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of engineering and related costs associated with the development of Tumbleweed IME applications, quality assurance and testing. Research and development costs for the three months ended March 31, 2000 increased 58% to $2.84 million from $1.79 million for the same three months in 1999. The increase was primarily due to increased head count supporting development of the Tumbleweed IME platform and new applications developed for our target markets, increases in average salaries for development personnel, and increased facilities related expenses. We expect that research and development expenses will increase in absolute dollars in future periods primarily due to increased personnel costs. Additional research and development personnel will be required to support new projects that will allow us to expand the functionality of the core IME platform, increase the number of vertical applications built for our target markets and integrate with a wider array of messaging applications.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses are primarily comprised of salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses for the three months ended March 31, 2000 increased 129% to $7.19 million from $3.14 million for the same three months in 1999. The increase in sales and marketing expenses was primarily due to increased sales staffing and incentive compensation costs. We expect that sales and marketing expenses will increase in absolute dollars in future periods as we expand into new target markets and geographic areas. We plan to significantly increase the number of our sales and marketing personnel worldwide throughout 2000.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems and human resources departments as well as professional fees. General and administrative expenses for the three months ended March 31, 2000 increased 100% to $1.65 million from $827,000 for the same three months in 1999. The increase in general and administrative expenses was due to increased staffing expenses, increased legal fees corresponding to the patent infringement lawsuit we brought against The docSpace Company, Inc., which is still pending, and increased professional fees. We expect that general and administrative expenses will increase in absolute dollars in future periods as we continue to grow our infrastructure.

         DEFERRED COMPENSATION EXPENSE. Deferred compensation expense is recorded in connection with the grant of certain stock options to non-employees and options granted to employees at exercise prices less than the deemed fair value on the grant date. During the three months ended March 31, 2000, we recorded aggregate deferred stock compensation expense of $1.31 million compared to $2.33 million for the same three months in 1999. The deferred stock compensation expense is being amortized on an accelerated basis over the vesting period of the options, which is generally four years. Of the total deferred stock compensation expense, $1.07 million and $336,000 was amortized in the three months ended March 31, 2000 and 1999, respectively.

         MERGER RELATED AND RESTRUCTURING EXPENSES. Merger related and restructuring expenses, which were recorded in connection with the acquisition of Worldtalk, are primarily comprised of investment banker's fees, legal fees, severance payments and accounting and printer fees. Merger related and restructuring expenses for the three months ended March 31, 2000, were $10.8 million.

         OTHER INCOME, NET. Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net, for the three months ended March 31, 2000 increased 375% to $656,000 from $138,000 for the same three months in 1999 due to increased interest income from cash invested in money market accounts and commercial paper. The increase in cash balances available for investment resulted from proceeds from the issuance of equity securities, including common stock issued in our initial public offering completed in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations primarily through the issuance of equity securities. On March 31, 2000, we had $46.45 million in cash and cash equivalents.

         Net cash used in operating activities for the three months ended March 31, 2000 was $12.92 million. Cash used in operating activities was primarily the result of net operating losses which included $10.8 million of merger related and restructuring expenses, offset by certain non-cash charges.

         Net cash used in investing activities for the three months ended March 31, 2000 was $2.08 million. Net cash used in investing activities was primarily the result of capital expenditures related to computer equipment for new employees and sales and services mainframe software.

         Net cash provided by financing activities for the three months ended March 31, 2000 was $885,000. Cash provided by financing activities was primarily attributable to proceeds from the exercise of stock options.

         As of March 31, 2000, our principal commitments consisted of obligations outstanding under equipment and operating leases. Our equipment leases require payment of rental fees to third party leasing providers at interest rates of approximately 8.45%. In most cases, we have no obligations to purchase the equipment at the end of the lease term. We anticipate a substantial increase in capital expenditures consistent with potential growth in operations, infrastructure and personnel.

         In July 1998, we entered into an agreement with a bank, which included a $1.5 million revolving credit facility, with availability based on outstanding accounts receivable, and a $1.75 million equipment loan facility. Borrowings under the credit facility and equipment facility carry interest at the prime rate plus 0.5% and 0.75%, respectively, with interest payable monthly. Borrowings under the equipment facility are due in 36 equal monthly installments and are secured by certain assets of Tumbleweed. As of March 31, 2000, total borrowings under the equipment loan facility were $1.2 million in the aggregate and $300,000 remained available under the facility. There were no borrowings under the credit facility as of March 31, 2000.

         In September 1999, we entered into a $525,000 financing arrangement with another company to finance our directors' and officers' liability insurance premium. Borrowings under the loan agreement are payable in nine equal monthly installments of $60,000. As of March 31, 2000, total debt outstanding under this financing arrangement was $61,000 and is classified as a current liability.

         Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, the resources devoted to the development of our products and services and the resources devoted to sales and marketing. We have experienced a substantial increase in capital expenditures and operating expenses since inception consistent with relocation and the growth in operations and staffing. We anticipate that these increases will continue for the foreseeable future. Additionally, we expect to make additional investments in technologies, and plan to expand our sales and marketing programs. We currently anticipate that our existing cash and sources of liquidity will be sufficient to meet the anticipated needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise funds prior to that time.

         We intend to continue to consider future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. However, other than the revolving credit and equipment loan facilities and the insurance premium financing arrangement, we have no present commitments or arrangements assuring us of any future equity or debt financing, and additional equity or debt financing may not be available to us on favorable terms, if at all. We are not aware of seasonal aspects of our business that will affect our business on a short or long-term basis.

YEAR 2000 COMPLIANCE

         We are currently not aware of any Year 2000 problems in any of our critical systems and products. However, the success to date of our Year 2000 efforts cannot guarantee that a Year 2000 problem affecting third parties upon which we rely will not become apparent in the future that could harm our business.

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN
TUMBLEWEED.

         Tumbleweed is subject to a number of risks -- some are normal to our industry, some are the same or similar to those disclosed in previous SEC filings, and some may be present in the future. You should carefully consider all of these risks and the other information in this report before investing in Tumbleweed. The fact that certain risks are endemic to our industry does not lessen the significance of those risks.

         As a result of these risks, our business, financial condition or operating results could be materially adversely affected. This could cause the trading price of our common stock to decline, and you may lose part or all of your investment.

BECAUSE TUMBLEWEED IS IN AN EARLY STAGE OF DEVELOPMENT AND HAS A HISTORY OF LOSSES, IT IS DIFFICULT TO EVALUATE ITS BUSINESS AND TUMBLEWEED MAY FACE EXPENSES, DELAYS AND DIFFICULTIES.

         Tumbleweed has only a limited operating history upon which an evaluation can be based. Accordingly, Tumbleweed's prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like online communication services.

TUMBLEWEED ANTICIPATES CONTINUED LOSSES.

         Although we believe that our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability and to effectively maintain existing relationships and develop new relationships with customers and strategic partners, our revenue may not increase, and we may not achieve or maintain profitability. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships and technology, and operating infrastructure. As a result, we expect to incur additional losses and continued negative cash flows from operations for the foreseeable future.

TUMBLEWEED'S QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT
FLUCTUATIONS.

         As a result of our limited operating history and the emerging nature of the markets in which we compete, we may be unable to accurately forecast our revenue or expenses. We may be unable to recognize quarterly or annual revenue consistent with our historical operating results or expectations. Our success is dependent upon our ability to enter into and maintain strategic relationships with customers and to develop and maintain volume usage of our products by our customers and their end-users. Our revenue has fluctuated and our quarterly operating results will continue to fluctuate based on the timing of the execution of new customer licenses, customer transitions from pre-production to final launch phase, and customer implementation of Tumbleweed products in that quarter. Our license revenue consists primarily of initial license and distribution fees. As a result, in order to realize comparable or increased license revenue, we must regularly and increasingly sign additional customers with substantial initial license fees on a timely basis. Our services revenue historically has consisted almost entirely of implementation and consulting fees. As a result, in order to realize comparable or increased services revenue, we must increase our implementation and consulting work, or increase revenue from post-contract services work, which comprises an additional component of our services revenue. Revenue derived from post-contract services work may fluctuate significantly based on the timing of our release of new versions of our products, and on our customers' acceptance of the new versions. Our transaction revenue is derived in the short term from contractual transaction minimums and will only increase in the longer term through increased transaction volume associated with the use of our services. The timing of these transactions may also cause our quarterly operating results to fluctuate. Unless and until we have developed a significant and recurring transaction-based revenue stream from communications that are sent with our services, our revenue may continue to fluctuate significantly.

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

         The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. Five customers comprised approximately 30% of our revenue for the three months ended March 31, 2000, and approximately 48% of our revenue for the three months ended March 31, 1999. We expect that a small number of customers will continue to account for a majority of our revenue for the foreseeable future.

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

IF TUMBLEWEED DOES NOT SECURE KEY RELATIONSHIPS WITH IME ENTERPRISE CUSTOMERS, TUMBLEWEED'S ACCESS TO BROADER MARKETS WILL BE LIMITED.

     Our IME enterprise customers, which use or intend to use Tumbleweed IME for internal purposes or for distribution of internally generated communications to their customers, are an increasingly significant source of our revenue. A key aspect of our strategy is to access target markets prior to adoption of alternative online distribution solutions by the larger participants in these markets. Our efforts to expand into these targeted markets may not be successful, particularly if we fail to secure key relationships with new enterprise customers in these markets, and our entry into these target markets could be limited or effectively precluded, which would harm our business and prospects.

CUSTOMERS IN A PRELIMINARY PHASE OF IMPLEMENTING TUMBLEWEED'S PRODUCTS MAY NOT PROCEED ON A TIMELY BASIS OR AT ALL.

     Some of our customers are currently in a pre-production or pre-launch stage of implementing Tumbleweed IME and may encounter delays or other problems in the introduction of IME-based services. A decision not to do so or a delay in implementation could result in a delay or loss in related revenue or otherwise harm our businesses and prospects. In particular, a complaint was filed with the Postal Rate Commission in 1999 alleging that the U.S. Postal Service's offering of the Tumbleweed IME-based service PostECS, currently in a preliminary phase, is subject to regulation by the Postal Rate Commission. On May 3, 1999, the Postal Rate Commission issued an order determining that it has jurisdiction over the implementation of PostECS and is pursuing formal proceedings to consider the complaint. We cannot predict what impact, if any, these proceedings may have on Tumbleweed's business and prospects. More generally, we cannot predict when any customer that is currently in a pilot or preliminary phase will implement broader use of our services.

THE MARKETS FOR ONLINE COMMUNICATION SERVICES ARE NEW AND MAY NOT DEVELOP.

         The market for our products and services is new and evolving rapidly. If the market for our products and services fails to develop and grow, or if our products and services do not gain broad market acceptance, our business and prospects will be harmed. In particular, our success will depend in part upon the adoption and use by current and potential customers and their end-users of secure online communication services. Our success will also depend in part upon acceptance of our technology as the standard for providing these services. The adoption and use of our products and services will involve changes in the manner in which businesses have traditionally exchanged information. In addition, sales and marketing of our products and services is to a large extent under the control of our customers. In some cases, our customers have little experience with products, services and technology like those we offer. Our ability to influence usage of our products and services by customers and end-users is limited. For example, the usage of Tumbleweed IME by the end-users of our service provider customers has been limited to date. We have spent, and intend to continue to spend, considerable resources educating potential customers and their end-users about the value of our products and services. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for our products and services, or its growth rate, if any. Moreover, we cannot predict whether our products and services will achieve any market acceptance. Our ability to achieve our goals also depends upon rapid market acceptance of future enhancements of our products. Any enhancement that is not favorably received by customers and end-users may not be profitable and, furthermore, could damage our reputation or brand name.

THE MARKETS FOR ONLINE COMMUNICATION SERVICES MAY DEVELOP IN A HIGHLY CHALLENGING OR UNEXPECTED MANNER.

         To the extent the market for our products and services develops and grows, it may do so in highly challenging or unexpected ways, which may limit or harm our business and prospects. For example, technical challenges, product limitations, and related issues associated with third-party software (database, document extraction, document format conversion, long term archiving, etc.) may effect our success with customers, especially as a customer's message volume and the range of available functionalities increases. We have limited control over the resolution of any such issues. In addition, to the extent our customer's demand solutions using a new functionality (wireless connectivity, legacy system access, improved PKI support, etc.) there is a risk that we will not be able to satisfy such demands in a timely fashion, particularly when customers require solutions based on technologies that are new to us, or involve third-party support.

THE TRADITIONAL AND INTERNET DELIVERY SERVICES INDUSTRIES ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING, AND TUMBLEWEED MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

         We may not be able to compete successfully against current and future competitors, and the competitive pressures we face could harm our business and prospects. Broadly speaking, Tumbleweed IME is an alternative to traditional mail and courier delivery services, such as those offered by Federal Express Corporation, United Parcel Service or the U.S. Postal Service, and to general purpose e-mail applications and services. As such, we compete with these options. Ultimately, we believe that the Internet will become the primary solution for secure online communication services. Within this area, our direct competition comes from other secure online communication service providers of various sizes, some of which have products that are intended to compete directly with our products. Examples of secure online communication service providers include Automatic Data Processing, Inc., Critical Path, Inc., Differential Inc. (now known as Receipt.com), e-Parcel, LLC, PostX Corporation, and ZixIt Corporation. On March 9, 2000, Critical Path, Inc. completed the acquisition of The docSpace Company, Inc. This acquisition may significantly increase the competitive pressures we face particularly because Tumbleweed has filed a patent infringement lawsuit against The docSpace Company, Inc. In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products and services or through their product development in the area of secure online communication services. These companies could include America Online, Inc./Netscape Communications Corporation, International Business Machines Corporation/Lotus Development Corporation, Microsoft Corporation and VeriSign, Inc.

         The market for online communication services is new, rapidly evolving, and highly competitive. The level of competition is likely to increase as current competitors improve their offerings and as new participants enter the market. Many of our current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, sales, marketing, technical and other resources than Tumbleweed. Moreover, these competitors may enter into strategic or commercial relationships with larger, more established and well-financed companies. Some of our competitors may be able to enter into these strategic or commercial relationships on more favorable terms. Additionally, these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. New technologies and the expansion of existing technologies also may increase competitive pressures on us. Increased competition may result in reduced operating margins as well as loss of market share and brand recognition. This could result in decreased usage of our products.

WE FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM SUCCESSFULLY INTEGRATING WORLDTALK.

         The integration of the Worldtalk Communications Corporation business, including its technology, operations and personnel, has been and will be a complex, time consuming and expensive process that may disrupt our business if not completed in a timely and efficient manner. We must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. In particular, we are currently evaluating and upgrading our management information systems and establishing uniformity among the Tumbleweed systems and those formerly operated by Worldtalk. We may encounter substantial difficulties, costs and delays involved in integrating the operations of the Worldtalk subsidiary, including:

          -    potential incompatibility of business cultures,

          -    perceived adverse changes in business focus,

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

TUMBLEWEED'S PRODUCTS MAY NOT BE ACCEPTED BY THE MARKET.

         There are a number of factors that must be addressed for our products to achieve broad market acceptance. These factors include performance, functionality, interoperability, price and the customer's assessment of our technical, managerial, service and support expertise and capability. Failure to succeed with respect to any of these factors could result in a failure to achieve broad market acceptance of our products, which could have a material adverse effect on our business and prospects. In particular, Tumbleweed has modified certain products formerly offered by Worldtalk and launched them as a new product line known as MMS, a set of e-mail management products and services that enables businesses to protect valuable corporate information on the Internet. We can offer no assurance that the market will accept the pricing or positioning of this product line, and cannot predict how successful future sales may be.

TUMBLEWEED'S PRODUCT INTEGRATION EFFORTS MAY BE HINDERED BY A VARIETY OF TECHNICAL FACTORS.

         Tumbleweed faces certain risks associated with the planned integration of the Worldtalk technology with our IME technology. Because Worldtalk has historically based its products on an NT platform and we have created a platform-independent architecture for the Tumbleweed IME products, the integration of products from Worldtalk may result in unanticipated architectural incompatibilities that would require additional time and engineering resources to resolve. The loss of key engineering personnel may increase the time and resources needed to resolve these and other technical integration issues. To the extent that our technical personnel who formerly worked for Worldtalk collaborate with our personnel who have not worked for Worldtalk, the identification and resolution of any previously divergent technical standards used by each company's personnel, as well as the implementation of common product development practices and standards, may result in unanticipated product development delays. In addition, the installation of integrated or complementary software products at customer sites may result in difficulties associated with customer-specific installation processes.

WE HAVE EXPERIENCED RAPID GROWTH WHICH HAS PLACED A STRAIN ON RESOURCES AND OUR FAILURE TO MANAGE GROWTH COULD CAUSE OUR BUSINESS TO SUFFER.

         We have expanded our operations rapidly and intend to continue this expansion, which may make it difficult for us to keep expense growth in line with revenue growth. This expansion has placed, and is expected to continue to place, a significant strain on managerial and operational resources. To manage any further growth, we will need to improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.

TUMBLEWEED HAS A LENGTHY SALES AND IMPLEMENTATION CYCLE WHICH COULD HARM OUR BUSINESS.

         The inability to license our services to new customers on a timely basis or delays by our existing and proposed customers and their end-users in the implementation and adoption of our services could limit revenue and harm our business and prospects. Our customers must evaluate our technology and integrate our products and services into the products and services they provide. In addition, our customers may need to adopt a comprehensive sales, marketing and training program in order to effectively implement Tumbleweed products. Finally, we must coordinate with our customers using our product for third-party communications in order to assist end-users in the adoption of our products in order to generate usage fees. For these and other reasons, the cycle associated with establishing licenses in order to generate initial license fees and implementation of our products in order to generate material transaction- based services revenue can be lengthy. This cycle is also subject to a number of significant delays over which we have little or no control.

A FAILURE TO PROTECT TUMBLEWEED'S INTELLECTUAL PROPERTY MAY SIGNIFICANTLY HARM OUR BUSINESS.

         Tumbleweed currently relies on a combination of patents, trade secrets, copyrights, trademarks and licenses, together with non-disclosure and confidentiality agreements to establish and protect our proprietary rights in our products. Tumbleweed holds certain patent rights with respect to some of our products and currently has a lawsuit pending against The docSpace Company, Inc. based on docSpace's infringement of one of our patents. See "Legal Proceedings." Tumbleweed has filed, and expects in the future to file, additional patent applications. No assurance can be given that Tumbleweed's existing patents or trademarks, or any future patents or trademarks obtained by us, will not be challenged, invalidated, or circumvented, or that our competitors will not independently develop or patent technologies that are substantially equivalent or superior to our technology. There can be no assurance that further patent or trademark protection will be obtained, in the United States or elsewhere, for existing or new products, applications, or services or that such further protection, if obtained, will be effective. In some countries, meaningful patent or trademark protection is not available.

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

         Tumbleweed also relies, to some extent, on unpatented trade secrets and other unpatented proprietary information. It is our policy to have employees sign confidentiality agreements, to have selected parties sign non-competition agreements and to have third parties sign non-disclosure agreements. Although Tumbleweed takes precautionary measures to maintain its unpatented proprietary information, no assurance can be given that others will not acquire equivalent information or otherwise gain access to or disclose our proprietary information or that we can meaningfully protect our rights to such proprietary information.

TUMBLEWEED'S EXPANSION INTO INTERNATIONAL MARKETS MAY BE DIFFICULT OR UNPROFITABLE.

         We have recently begun to invest significant financial and managerial resources to expand our sales and marketing operations in international markets and have opened sales offices in Germany, the United Kingdom, Japan, France, Australia, The Netherlands, and Sweden. In fiscal 1999, we derived 31% of our revenue from international operations. However, as an early-stage company, we have limited experience in international operations and may not be able to compete effectively in international markets. A key component of our long-term strategy is to further expand into international markets, and we must continue to devote substantial resources to our international operations in order to succeed in these markets. In this regard, we may encounter difficulties such as:

          - unexpected changes in regulatory requirements and trade barriers applicable to the Internet or our business;

          - higher than planned costs and/or slower than planned increases in revenue;

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

IF WE DO NOT PROVIDE ADEQUATE SUPPORT SERVICES TO OUR CUSTOMERS TO IMPLEMENT OUR PRODUCTS, WE MAY LOSE CUSTOMERS OR REALIZE LOWER TRANSACTION VOLUME.

         Our professional services organization assists our customers in implementing our products through software installation, integration with existing customer systems, contract engineering, consulting, and training. If the professional services organization does not adequately assess customer requirements or address technical problems, customers may seek to discontinue their relationships with Tumbleweed due to dissatisfaction with the product or our customer support. Furthermore, these customers may realize lower transaction volume than they could have otherwise achieved because they did not fully capitalize on the product in ways that could have been addressed by our professional services organization. Tumbleweed products must be integrated with existing hardware and complex software products of our customers or other third parties, and our customers may not have significant experience with the implementation of products similar to ours. In addition, the provision of contract engineering and integration services is an increasingly important aspect of Tumbleweed's strategy to strengthen customer loyalty to our product and company. Therefore, our business and future prospects significantly depend on the strength of our professional services organization.

PRODUCT PERFORMANCE PROBLEMS, SYSTEM FAILURES, AND INTERNET PROBLEMS COULD SEVERELY DAMAGE TUMBLEWEED'S BUSINESS.

         The ability of our customers to provide Tumbleweed-based services depends on stable product performance, at various usage rates, some of which are very high, and on the efficient and uninterrupted operation of the computer and communications hardware as well as the software and Internet network systems that they maintain. Although our ability to manage the effects of system failures that occur in computer hardware, software and network systems is limited, the occurrences of these failures could harm our reputation, business and prospects. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and the Internet could face similar outages and delays in the future. In addition, an increasing number of our customers require Tumbleweed to provide computer and communications hardware, software and Internet networking systems to them as an outsourced data center service. All data centers, whether hosted by us, our customers, or by an independent third party to which we outsource this function, are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure, or other similar events.

         Finally, although our MMS products have industry standard virus detection capability, previously unknown viruses may go undetected unless and until the MMS customer adopts a new or modified virus detection policy. As a consequence, undetected viruses continue to pose a risk to our customers and to our business.

IF WE LOSE THE SERVICES OF KEY MANAGEMENT PERSONNEL, OUR ABILITY TO DEVELOP OUR BUSINESS AND SECURE CUSTOMER RELATIONSHIPS WILL SUFFER.

         We are substantially dependent on the continued services and performance of our senior management and other key personnel. The loss of the services of any of our executive officers or other key employees, particularly Tumbleweed's co-founders, Jeffrey C. Smith and Jean-Christophe D. Bandini, and Senior Vice Presidents Kerry S. Champion and Shomit A. Ghose, could significantly delay or prevent the achievement of our development and strategic objectives. In addition, the loss of key members of our sales organization including Donald R. Gammon and Donald N. Taylor, could harm our ability to secure key relationships contemplated by our business plan. We do not have long-term employment agreements with any of our key personnel, and their employment is at will. The loss of services of any of our senior management or other key personnel would significantly harm our business and prospects.

OUR EFFORTS TO ESTABLISH, MAINTAIN AND STRENGTHEN TUMBLEWEED'S BRANDS WILL REQUIRE SIGNIFICANT EXPENDITURES AND MAY NOT BE SUCCESSFUL.

         If the marketplace does not associate the Tumbleweed or Tumbleweed IME or MMS brands with high quality secure Internet communication services, it may be more difficult for us to attract new customers or introduce future products and services. The market for our services is new. Therefore, our failure to establish brand recognition at this stage could harm our ability to compete in the future with other companies that successfully establish a brand name for their services. We must succeed in our marketing efforts, provide high quality services and increase our user base in order to build our brand awareness and differentiate our products from those of our competitors. These efforts have required significant expenditures to date. Moreover, we believe that these efforts will require substantial commitments of resources in the future as our brands become increasingly important to our overall strategy and as the market for our services grows.

TUMBLEWEED'S BUSINESS WILL BE HARMED IF WE CANNOT MEET FUTURE CAPITAL NEEDS.

         We will require substantial working capital to fund our business and achieve our goals. We have experienced negative cash flows from operations and we expect to continue to experience significant negative cash flows from operations for the foreseeable future. We believe that our existing capital resources will enable us to maintain our current and planned operations for at least the next 12 months. However, our capital requirements depend upon several factors, including:

          - the rate of market acceptance of our products and services, including transaction volume;

          -    our ability to expand our customer base;

          -    our level of expenditures; and

          -    the cost of service and technology upgrades.

         If we seek additional funding to meet our requirements, this funding may not be available on acceptable terms, if at all, particularly because market valuations for not yet profitable companies recently declined dramatically.
This would effect our ability to raise capital and execute acquisitions. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs. If we raise additional funds through the issuance of equity securities, the issuance could result in substantial dilution to existing shareholders. In addition, these equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds through the issuance of debt securities, these new securities would have rights, preferences and privileges senior to those of the holders of our common stock. The terms of these debt securities could also impose restrictions on our operations.

BECAUSE TUMBLEWEED'S PRODUCTS UTILIZE THE INTERNET TO ACHIEVE SECURE COMMUNICATIONS, IF USE OF THE INTERNET DOES NOT INCREASE, THE LEVEL OF USE OF OUR PRODUCTS WILL SUFFER.

         If the Internet and other products and services necessary for the utilization of Tumbleweed products are not sufficiently developed, fewer customers and end-users will use Tumbleweed products and Tumbleweed's business will be harmed. In particular, the success of Tumbleweed's products and services will depend on the development and maintenance of adequate Internet infrastructure, such as a reliable network backbone with the necessary speed, data capacity and other features demanded by users. Moreover, Tumbleweed's success will also depend on the timely development of complementary products or services such as high speed modems for providing reliable Internet access and services and this may not occur. Because the online exchange of information is new and evolving, the Internet may not prove to be a viable platform for secure online communication services in the long term. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users and frequency of use, or if its users require increasingly more resources, the Internet infrastructure may not be able to support the demands placed on it. As a result, the performance or reliability of the Internet may be harmed. This in turn could decrease the level of Internet usage and also the level of utilization of Tumbleweed's products and services.

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

         Although our MMS customers can use the MMS products to create enterprise-wide policies to screen the content of online messages, Tumbleweed does not and cannot screen all of the content generated by users, and both could be exposed to liability with respect to this content. Furthermore, certain foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the U.S. Other countries, such as China, regulate or prohibit the transport of telephonic data in their territories. Failure to comply with regulations in a particular jurisdiction could result in fines or criminal penalties or the termination of service in one or more jurisdictions. Moreover, the increased attention focused on liability issues as a result of lawsuits and legislative proposals could impact the growth of Internet use. Liability insurance may not cover claims of these types, or may not be adequate to indemnify against all liability that may be imposed.

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

         The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of March 31, 2000. This table does not include money market funds because these funds are not subject to market risk.

                                                     Maturing In
                                            -------------------------------
                                              One Year          Over                            Fair
                                              or less         One year         Total            Value
                                            -------------    -----------    ------------     ------------
Included in cash & cash equivalents         $     16,887        None        $    16,887      $    16,887
Weighted-average interest rate                      6.22%

PART II--OTHER INFORMATION

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

         On December 9, 1999, the court issued an order based on the claims construction hearing essentially adopting Tumbleweed's interpretation of the patent claims. On April 24, 2000, we filed a motion seeking a summary judgement that all versions of docSpace's "Express" system in use since the patent was issued infringed the patent. DocSpace also filed a motion on that date seeking summary judgement that its current version of "Express" does not infringe the patent. Pursuant to a prior order, briefing on these motions is scheduled to be completed on May 22, 2000, and a hearing before the court on the motion is scheduled for June 5, 2000.

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

ITEM 2:  USE OF PROCEEDS

         On August 11, 1999, we completed an initial public offering of our common stock, $0.001 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-79687). The Registration Statement was declared effective by the Securities and Exchange Commission on August 5, 1999. From the date our Registration Statement was declared effective, until March 31, 2000, we financed our operations from cash available prior to our initial public offering, and did not use any of the net proceeds from our initial public offering. Our temporary investments were in cash, cash equivalents and investment grade, short-term interest bearing securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      A Special Meeting of Stockholders of Tumbleweed was held on January 31,
         2000.

(b)      Not applicable

(c) The matters voted upon and the voting of the stockholders with respect thereto are as follows:

(i)      To approve the Company's acquisition of Worldtalk
         Communications Corp.

         For:        13,499,222                Against:      2,710
         Abstain:        11,507                Broker Non-Votes: None

Item 6:    Exhibits and Reports on Form 8-K

           (a) Exhibit 27.1 Financial Data Schedule (available in EDGAR format only)

           (b) Tumbleweed filed on February 1, 2000 with the Securities and Exchange Commission a Current Report on Form 8-K announcing Tumbleweed's consummation of our acquisition of Worldtalk Communications Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

                                    TUMBLEWEED COMMUNICATIONS CORP.

Date:   May 12, 2000     By:         /s/ Jeffrey C. Smith
                            ---------------------------------------
                                       Jeffrey C. Smith
                              Chairman of the Board, President and
                                    Chief Executive Officer
                                 (Principal Executive Officer)

Date:   May 12, 2000     By:          /s/ Joseph C. Consul
                             ---------------------------------------
                                        Joseph C. Consul
                                  Vice President-Finance and
                                    Chief Financial Officer
                               (Principal Financial Officer and
                                  Principal Accounting Officer)