Form 10-Q
period 2000-06-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2000-08-14
CIK 1022509

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                            ------------------------

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES /X/ NO / /

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JULY 31, 2000 WAS 26,398,936.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on Tumbleweed Communications Corp.'s current expectations and projections about future events, including, but not limited to, implementing its business strategy; attracting and retaining customers; obtaining and expanding market acceptance of the products and services it offers; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in its industry and relevant markets; competition in its market; and its ability to complete the proposed acquisition of Interface Systems, Inc. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements are based on current beliefs, expectations and assumptions and involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. Tumbleweed disclaims any obligation to update these statements or to explain the reasons why actual results may differ. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks and Uncertainties That You Should Consider Before Investing in Tumbleweed" contained herein, among other things, should be considered in evaluating Tumbleweed's prospects and future financial performance.

                        TUMBLEWEED COMMUNICATIONS CORP.
                                     INDEX

                                                                        PAGE NO.
                                                                        ---------
PART I    FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of June 30, 2000
            (unaudited) and December 31, 1999.........................      4

          Condensed Consolidated Statements of Operations for the
            three and six months ended June 30, 2000 and 1999
            (unaudited)...............................................      5

          Condensed Consolidated Statements of Cash Flows for the six
            months ended June 30, 2000 and 1999 (unaudited)...........      6

          Notes to Condensed Consolidated Financial Statements
            (unaudited)...............................................      7

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     12

Item 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................     30

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings...........................................     31

Item 2:   Changes in Securities and Use of Proceeds...................     31

Item 4:   Submission of Matters to a Vote of Security Holders.........     31

Item 6:   Exhibits....................................................     32

Signatures............................................................     33

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

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                         TUMBLEWEED COMMUNICATONS CORP.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   -------------
                                                              (UNAUDITED)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 32,711      $ 60,544
  Accounts receivable.......................................      11,962         5,182
  Prepaid expenses and other current assets.................       2,028         3,574
                                                                --------      --------
    Total current assets....................................      46,701        69,300

Property and equipment, net.................................       6,536         3,485
Other assets................................................       3,031         2,898
                                                                --------      --------
    Total assets............................................    $ 56,268      $ 75,683
                                                                ========      ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,774      $  2,878
  Current installments of long-term debt....................         533           840
  Accrued liabilities.......................................       8,341         6,398
  Deferred revenue..........................................       2,702         2,579
                                                                --------      --------
    Total current liabilities...............................      14,350        12,695

Long-term debt, excluding current installments..............         660         1,017
Other long-term liabilities.................................         483           258
                                                                --------      --------
    Total liabilities.......................................      15,493        13,970

Commitments and contingencies
Minority interest...........................................       1,396            --

Stockholders' equity:
  Common stock..............................................          26            26
  Additional paid-in capital................................     137,591       132,167
  Deferred compensation expense.............................      (4,608)       (5,283)
  Accumulated other comprehensive income (loss).............        (231)           53
  Accumulated deficit.......................................     (93,399)      (65,250)
                                                                --------      --------
    Total stockholders' equity..............................      39,379        61,713
                                                                --------      --------
    Total liabilities and stockholders' equity..............    $ 56,268      $ 75,683
                                                                ========      ========

                        TUMBLEWEED COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS        SIX MONTHS ENDED
                                                                ENDED JUNE 30,           JUNE 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Revenue:
  License...................................................  $ 6,824    $ 2,382    $ 11,180   $ 5,084
  Services..................................................    1,748        491       3,272     1,055
  Transaction fees..........................................    1,518        203       2,248       206
                                                              -------    -------    --------   -------
    Revenue from continuing product lines...................   10,090      3,076      16,700     6,345
  Discontinued product line.................................       --        561          --     1,199
                                                              -------    -------    --------   -------
      Total revenue.........................................   10,090      3,637      16,700     7,544
Cost of revenue:
  License...................................................      290        125         557       242
  Services..................................................    2,882        983       4,823     1,765
  Transaction fees..........................................       20         15          60        20
                                                              -------    -------    --------   -------
      Total cost of revenue.................................    3,192      1,123       5,440     2,027
                                                              -------    -------    --------   -------
Gross profit................................................    6,898      2,514      11,260     5,517
                                                              -------    -------    --------   -------
Operating expenses:
Research and development (1)................................    3,171      2,077       6,014     3,871
Sales and marketing (2).....................................    9,742      4,177      16,934     7,321
General and administrative (3)..............................    2,312      1,036       3,921     1,821
Stock compensation..........................................    1,451        969       2,525     1,305
Amortization of goodwill....................................       59         31          90        62
Merger related and restructuring expenses...................       --         --      10,803        --
                                                              -------    -------    --------   -------
      Total operating expenses..............................   16,735      8,290      40,287    14,380
                                                              -------    -------    --------   -------
      Operating loss........................................   (9,837)    (5,776)    (29,027)   (8,863)
Other income, net...........................................      365        157       1,021       295
                                                              -------    -------    --------   -------
      Net loss before provision for taxes...................   (9,472)    (5,619)    (28,006)   (8,568)
      Provision for taxes...................................      150         93         238        75
      Minority interest.....................................      (94)        --         (94)       --
                                                              -------    -------    --------   -------
      Net loss..............................................  $(9,528)   $(5,712)   $(28,150)  $(8,643)
                                                              =======    =======    ========   =======
Other comprehensive income (loss)--translation adjustment...     (301)         2        (284)        6
                                                              -------    -------    --------   -------
  Comprehensive loss........................................  $(9,829)   $(5,710)   $(28,434)  $(8,637)
                                                              =======    =======    ========   =======
Net loss per share--basic and diluted.......................  $ (0.37)   $ (0.79)   $  (1.09)  $ (1.22)
                                                              =======    =======    ========   =======
Weighted average shares--basic and diluted..................   26,068      7,267      25,828     7,059
                                                              =======    =======    ========   =======

--------------------------

(1) Exclusive of non-cash compensation expense of $188 and $294 for the three months ended June 30, 2000 and 1999, respectively, and $462 and $434 for the six months ended June 30, 2000 and 1999, respectively.

(2) Exclusive of non-cash compensation expense of $1,146 and $544 for the three months ended June 30, 2000 and 1999, respectively, and $1,782 and $691 for the six months ended June 30, 2000 and 1999, respectively.

(3) Exclusive of non-cash compensation expense of $117 and $131 for the three months ended June 30, 2000 and 1999, respectively, and $281 and $180 for the six months ended June 30, 2000 and 1999, respectively.

                        TUMBLEWEED COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flow from operating activities:
Net loss....................................................  $(28,150)  $(8,643)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Compensation expense for grant of non-employee stock options
  and warrant issuances.....................................       411        77
Amortization of deferred stock compensation expense.........     2,525     1,305
Depreciation and amortization...............................     1,076       529
Amortization of debt discount...............................        --        43
Minority interest...........................................       (94)       --
Changes in operating assets and liabilities:
  Accounts receivable.......................................    (5,986)   (1,343)
  Prepaid expenses and other current assets.................     1,767      (540)
  Accounts payable and liabilities..........................     1,169     1,477
  Deferred revenue..........................................      (169)     (292)
                                                              --------   -------
    Net cash used in operating activities...................   (27,451)   (7,387)
                                                              --------   -------

Cash flows from investing activities:
  Purchase of property and equipment........................    (4,824)   (1,374)
  Proceeds from the sale of short-term investments..........        --     2,166
  Cash acquired from TKK repurchase, net of cash payment....     2,516        --
  Other assets..............................................      (289)     (961)
                                                              --------   -------
    Net cash used in investing activities...................    (2,597)     (169)
                                                              --------   -------

Cash flows from financing activities:
  Increase in borrowings....................................        --     1,988
  Repayments of borrowings..................................      (664)   (1,215)
  Proceeds from issuance of preferred stock and warrants,
    net.....................................................        --    18,756
  Issuance of common stock upon exercise of stock options...     3,163       757
                                                              --------   -------
    Net cash provided by financing activities...............     2,499    20,286
Effect of exchange rate fluctuations........................      (284)        6
                                                              --------   -------
Net (decrease) increase in cash and cash equivalents........   (27,833)   12,736
Cash and cash equivalents, beginning of period..............    60,544     4,556
                                                              --------   -------
Cash and cash equivalents, end of period....................  $ 32,711   $17,292
                                                              ========   =======
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................  $     33   $    97
                                                              ========   =======
  Noncash investing and financing activities--
    Deferred compensation expense associated with stock
      option activity.......................................  $  2,261   $ 6,864
                                                              ========   =======

                        TUMBLEWEED COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

    The condensed consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of Tumbleweed's financial position and operating results for the interim periods presented.

    The accompanying condensed consolidated financial statements include the accounts of Tumbleweed Communications Corp. ("Tumbleweed"), Tumbleweed's wholly owned subsidiary Worldtalk Communications Corp. ("Worldtalk"), and Tumbleweed's wholly owned subsidiary in the United Kingdom, in addition to the United Kingdom's wholly owned subsidiaries in France, Germany, Australia, the Netherlands and Sweden.

    In addition, Tumbleweed's consolidated financial statements also include the results of Tumbleweed Communications K.K. ("TKK"), as of June 30, 2000 and for the three months ended June 30, 2000. TKK was a wholly owned subsidiary in Japan until August 31, 1999 when TKK sold 200 shares of its common stock representing a 50% ownership interest in TKK. As such, the results of TKK for the period from September 1, 1999 through March 31, 2000 were accounted for on the equity method of accounting rather than the consolidation method. On May 15, 2000, Tumbleweed repurchased 5% of the outstanding shares of the jointly owned Japanese subsidiary, increasing Tumbleweed's ownership position to 55%. As a result, Tumbleweed owns a controlling interest of the Japanese subsidiary and began accounting for the Japanese subsidiary under the consolidation method effective April 1, 2000. No pro forma financial information has been presented due to the insignificance of the TKK stock repurchase. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  BUSINESS COMBINATIONS

    On January 31, 2000, Tumbleweed completed its acquisition of Worldtalk. Under the terms of the merger agreement, each Worldtalk share of common stock converted into 0.26 shares of Tumbleweed's common stock. A total of 3,798,398 shares of Tumbleweed's common stock were exchanged for 14,609,374 shares of Worldtalk common stock. The business combination has been accounted for as a pooling of interests and, accordingly, Tumbleweed's historical financial statements have been restated to include the accounts and results of operations of Worldtalk.

                        TUMBLEWEED COMMUNICATIONS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  BUSINESS COMBINATIONS (CONTINUED)
    The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below (in thousands).

                                             THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30, 1999       JUNE 30, 1999
                                             ------------------   ----------------
                                                (UNAUDITED)         (UNAUDITED)
Revenue:
  Tumbleweed...............................       $ 1,008              $ 1,701
  Worldtalk................................         2,629                5,843
                                                  -------              -------
Combined...................................       $ 3,637              $ 7,544
                                                  =======              =======
Net loss:
  Tumbleweed...............................       $(3,997)             $(6,053)
  Worldtalk................................        (1,715)              (2,590)
                                                  -------              -------
  Combined.................................       $(5,712)             $(8,643)
                                                  =======              =======

    As a result of the acquisition of Worldtalk, Tumbleweed recorded a pre-tax charge of $10.8 million for restructuring and merger related expenses during the three months ended March 31, 2000. The $10.8 million restructuring and merger related expenses consisted of the following (in thousands):

Investment banker's fees....................................  $ 7,525
Legal fees..................................................    1,347
Severances..................................................    1,146
Accounting and printer fees.................................      485
Other.......................................................      300
                                                              -------
                                                              $10,803
                                                              =======

    As of June 30, 2000, Tumbleweed had approximately $237,000 of accrued merger related and restructuring expenses.

    On June 28, 2000, Tumbleweed entered into a merger agreement providing for the acquisition of Interface Systems, Inc. ("Interface"). Pursuant to the merger agreement, each outstanding share of Interface common stock will be converted into the right to receive 0.264 shares of Tumbleweed's common stock upon the closing of the merger, and Tumbleweed will assume all outstanding options and warrants of Interface. As of June 28, 2000, there were 4,719,675 outstanding shares of Interface common stock as well as options and warrants to purchase an additional 886,018 shares of Interface common stock. The transaction, if completed, will be treated as a purchase for accounting purposes. Accordingly, Tumbleweed expects to expense up to $2.0 million of acquired in-process research and development, and to record unearned compensation and goodwill and other intangibles of approximately $66.1 million to be amortized over periods ranging from one to three years. Our expectation with respect to these amounts and periods are preliminary and therefore subject to substantial adjustments. We also agreed to loan Interface $3.0 million in connection with this transaction. The acquisition is subject to customary closing conditions, including approval by the shareholders of Interface. We have announced our intention to divest the Interface businesses other

                        TUMBLEWEED COMMUNICATIONS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  BUSINESS COMBINATIONS (CONTINUED)
than L2i. These businesses comprised a substantial majority of the historical operating results of Interface.

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

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Shares issuable under stock options.........................   6,569       3,705
Shares of restricted stock subject to repurchase............      --          30
Shares issuable pursuant to warrants or rights to purchase
  common stock..............................................     540          --
Shares issuable pursuant to warrants or rights to purchase
  preferred stock...........................................      --         136
Shares of convertible preferred stock on an "as-if
  converted" basis..........................................      --      12,331
                                                               -----      ------
                                                               7,109      16,202
                                                               =====      ======

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

                        TUMBLEWEED COMMUNICATIONS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  SEGMENT INFORMATION (CONTINUED)
    Revenue aggregating 3%, 7%, 2% and 9% of total revenue for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000 and 1999, respectively, was generated from two customers who are also stockholders of Tumbleweed, and whose ownership percentages as of June 30, 2000 were 6% and 4%, respectively.

    Revenue information regarding operations in the different geographic regions is as follows (in thousands):

                                               THREE MONTHS        SIX MONTHS ENDED
                                              ENDED JUNE 30,           JUNE 30,
                                            -------------------   -------------------
                                              2000       1999       2000       1999
                                            --------   --------   --------   --------
North America:
  United States...........................  $ 6,071     $2,648    $10,419     $5,265
  Other...................................       79         --         79         --
Europe:
  United Kingdom..........................      568        132      1,244        840
  Norway..................................      350         --        350         --
  Sweden..................................      528         --        568          1
  Switzerland.............................      441        178      1,125        178
  Belgium.................................      410        430        477        538
  Other...................................      317         --        325          8
Asia:
  Japan...................................    1,182        225      1,566        664
  Taiwan..................................       --         24         --         50
  Other...................................      144         --        547         --
                                            -------     ------    -------     ------
    Total.................................  $10,090     $3,637    $16,700     $7,544
                                            =======     ======    =======     ======

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

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended by SAB No. 101B, and any resulting change in accounting principle that a registrant would have to report, is effective no later than Tumbleweed's fiscal quarter ending December 31, 2000. Tumbleweed does not expect the application of SAB No. 101 to have a material effect on its financial position or results of operations, nor do we expect to report a change in accounting principle resulting from its application.

    In March 2000, FASB issued Financial Interpretation No. 44 ("FIN 44"). FIN 44 clarifies (a) the definition of EMPLOYEE for purposes of applying Accounting Principles Board ("APB") Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES,
(b) the criteria for determining whether a plan qualifies as a

                        TUMBLEWEED COMMUNICATIONS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED) noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. Tumbleweed does not expect the application of FIN 44 to have a material effect on its financial position or results of operations.

(6)  RELATED PARTY TRANSACTIONS

    On May 15, 2000, Tumbleweed repurchased from Hikari Tsushin ("Hikari") 5% of the outstanding stock of Tumbleweed KK (TKK), for a price of Y70,000,000 (which approximated $700,000 as of May 15, 2000). As a result of the equity transaction, Tumbleweed owns 55% of the outstanding shares of common stock of TKK, which represents a controlling interest. Tumbleweed began to account for its investment in TKK under the consolidation method effective April 1, 2000.

(7)  SUBSEQUENT EVENT--OFFERING OF COMMON STOCK

    On August 1, 2000, Tumbleweed completed a primary and secondary public offering of 3,000,000 shares of its common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by Tumbleweed and 1,500,000 secondary shares were sold by stockholders of Tumbleweed. Tumbleweed will not receive any of the proceeds from shares sold by its stockholders. Net proceeds to Tumbleweed from the offering of primary shares are estimated to be approximately $77.8 million.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Tumbleweed is a leading provider of advanced messaging solutions for business communications. Tumbleweed's products and services enable businesses to extend existing networks and applications, creating secure online channels for interactive, business-critical communication. Tumbleweed Integrated Messaging Exchange, or Tumbleweed IME, is a platform and set of applications for creating secure communications channels between a business and its customers, partners and suppliers. Tumbleweed Messaging Management System, or Tumbleweed MMS, is a comprehensive solution that extends internal e-mail systems to the Internet through centralized management, policy enforcement, filtering and archiving. Used together, Tumbleweed IME and Tumbleweed MMS automatically apply security policies and redirect sensitive e-mail for secure, trackable delivery.

    On January 31, 2000, we completed the acquisition of Worldtalk Communications Corporation ("Worldtalk"), a leading provider of Internet security and policy management solutions that enable organizations to define and manage electronic mail and web security usage policies to manage the risks and liabilities associated with Internet communications. The business combination has been accounted for as a pooling of interests and, accordingly, Tumbleweed's historical financial statements have been restated to include the accounts and results of operations of Worldtalk. Except as otherwise indicated, the terms "Tumbleweed," "we" and "our" refer to Tumbleweed and its subsidiaries, including Worldtalk, in this discussion.

    Tumbleweed's revenue consists of (i) license revenue, (ii) services revenue and (iii) transaction revenue. License revenue consists of initial license fees and the sale of distribution rights. License revenue typically is recognized upon the later of customer acceptance or software shipment. Revenue from the sale of distribution rights is recognized upon the execution of a distribution agreement. Services revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation are recognized upon acceptance of the installation while all other consulting fees are recognized based on percentage of completion. Support and maintenance fees are paid for ongoing customer support as well as for the right to receive future upgrades of our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Transaction revenue is based on the volume of transactions by our customers, and the related revenue is recognized based on payment schedules and transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

    In July 1999, Worldtalk completed the sale of its NetJunction e-mail connectivity and directory integration product line to Wingra Technologies, LLC. Under the terms of the agreement, Wingra acquired the assets related to the NetJunction product line and assumed support and development responsibilities for NetJunction customers and resellers with current agreements. As a result of the sale of the NetJunction product line, revenue related to the NetJunction product line is reported as discontinued product line in our consolidated statement of operations.

    Historically, Tumbleweed's revenue has been concentrated among a few customers, but the customer base contributing to revenue has been diversifying. For the six months ended June 30, 2000 and 1999, our top five customers contributed 19% and 43% of total revenue, respectively. In addition, the composition of the top 5 customers changes from quarter to quarter.

    A substantial portion of Tumbleweed's revenue relates to international customers or operations. Most of Tumbleweed's contracts are denominated in U.S. dollars. However, in the future, an increasing number of contracts may be denominated in foreign currencies. Tumbleweed currently does not have hedging or similar arrangements to protect us against foreign currency fluctuations. Therefore, we increasingly may be subject to currency fluctuations, which could harm our operating results in future periods. On
May 15, 2000, we repurchased from Hikari 5% of the outstanding stock of Tumbleweed KK ("TKK"), for a price of approximately $700,000. As a result of the equity transaction, Tumbleweed owns 55% of the outstanding shares of common stock of TKK, which represents a controlling interest. Tumbleweed began to account for its investment in TKK under the consolidation method effective
April 1, 2000.

    Tumbleweed's future net income and cash flow may be adversely affected by limitations on its ability to apply net operating losses for federal income tax reporting purposes against taxable income in future periods, including limitations due to ownership changes, as defined in Section 382 of the Internal Revenue Code, arising from issuances of its stock.

    On June 28, 2000, Tumbleweed entered into a merger agreement providing for the acquisition of Interface Systems, Inc. Pursuant to the merger agreement, each outstanding share of Interface common stock will be converted into the right to receive 0.264 shares of Tumbleweed's common stock upon the closing of the merger, and Tumbleweed will assume all outstanding options and warrants of Interface. As of June 28, 2000, there were 4,719,675 outstanding shares of Interface common stock as well as options and warrants to purchase an additional 886,018 shares of Interface common stock. The transaction, if completed, will be treated as a purchase for accounting purposes. Accordingly, Tumbleweed expects to expense up to $2.0 million of acquired in-process research and development, and to record unearned compensation and goodwill and other intangibles of approximately $66.1 million to be amortized over periods ranging from one to three years. Our expectation with respect to these amounts and periods are preliminary and therefore subject to substantial adjustments. We also agreed to loan Interface $3.0 million in connection with this transaction. The acquisition is subject to customary closing conditions, including approval by the shareholders of Interface. The transaction will result in significant one-time charges, whether completed or not, and, if completed, will substantially increase our operating expenses in future periods. We have announced our intention to divest the Interface businesses other than L2i. These businesses comprised a substantial majority of the historical operating results of Interface.

    On August 1, 2000, Tumbleweed completed a primary and secondary public offering of 3,000,000 shares of its common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by Tumbleweed and 1,500,000 secondary shares were sold by stockholders of Tumbleweed. Tumbleweed will not receive any of the proceeds from shares sold by its stockholders. Net proceeds to Tumbleweed from the offering of primary shares, estimated by Tumbleweed to be approximately $77.8 million, will be used for working capital and other general corporate purposes. In addition, Tumbleweed may use a portion of the net proceeds to acquire complementary products, technologies or businesses.

RESULTS OF OPERATIONS

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

    REVENUE. Revenue is comprised of license revenue, services revenue and transaction fees revenue. Total revenue from continuing product lines for the three months ended June 30, 2000 increased 228% to $10.1 million from $3.1 million (excluding revenue of $561,000 from discontinued product lines) for the same three months in 1999. Total revenue from continuing product lines for the six months ended June 30, 2000 increased 163% to $16.7 million from $6.3 million (excluding $1.2 million from discontinued product lines) for the same six months in 1999. Total revenue from continuing product lines increased in both periods due to increases in license revenue and services revenue and transaction fees revenue.

    License revenue for the three months ended June 30, 2000 increased 186% to $6.8 million from $2.4 million for the same three months in 1999. License revenue for the six months ended June 30, 2000 increased 120% to $11.2 million from $5.1 million for the same six months in 1999. License revenue increased due to bringing new customers into production and to additional license fees paid by existing customers. The number of customers contributing to license revenue grew from 196 as of June 30, 1999 to 273 as of June 30, 2000.

    Services revenue for the three months ended June 30, 2000 increased 256% to $1.7 million from $491,000 for the same three months in 1999. Services revenue for the six months ended June 30, 2000 increased 210% to $3.3 million from $1.1 million for the same six months in 1999. The increase in services revenue was due to an increase in contract development work by our professional services organization, and, to a lesser extent, increases in maintenance fees.

    Transaction fees revenue for the three months ended June 30, 2000 increased 648% to $1.5 million from $203,000 for the same three months in 1999. Transaction fees revenue for the six months ended June 30, 2000 increased 991% to $2.2 million from $206,000 for the same six months in 1999. The increase in transaction fees revenue resulted from minimum transaction fee payments made by new customers who launched IME-based services and, to a lesser extent, transaction fee payments from existing customers.

    Total revenue from the Tumbleweed IME product line for the three months ended June 30, 2000 increased 503% to $6.1 million from $1.0 million for the same three months in 1999. Total revenue from the Tumbleweed IME product line for the six months ended June 30, 2000 increased 492% to $10.1 million from $1.7 million for the same six months in 1999. These increases were due to increases in license, services and transaction fees revenue. License revenue from the IME product line for the three months ended June 30, 2000 increased 504% to $3.4 million from $570,000 for the same three months in 1999. License revenue from the IME product line for the six months ended June 30, 2000 increased 430% to $5.8 million from $1.1 million for the same six months in 1999. The increases in license revenue were due to bringing new customers into production and to additional license fees paid by existing customers. Services revenue from the IME product line for the three months ended June 30, 2000 increased 408% to $1.2 million from $236,000 for the same three months in 1999. Services revenue from the IME product line for the six months ended June 30, 2000 increased 419% to $2.1 million from $409,000 for the same six months in 1999. The increases in services revenue were due to an increase in contract development work by our professional services organization, and, to a lesser extent, increases in maintenance fees. Transaction fees revenue from the IME product line for the three months ended June 30, 2000 increased 613% to $1.4 million from $203,000 for the same three months in 1999. Transaction fees revenue from the IME product line for the six months ended June 30, 2000 increased 963% to $2.2 million from $205,000 for the same six months in 1999. The increases in transaction fees revenue resulted from minimum transaction fee payments made by new customers who launched IME based services.

    Total revenue from the Tumbleweed MMS product line for the three months ended June 30, 2000 increased 93% to $4.0 million from $2.1 million for the same three months in 1999 (excluding revenue of $561,000 from discontinued products). Total revenue from the Tumbleweed MMS product line for the six months ended
June 30, 2000 increased 43% to $6.6 million from $4.6 million for the same six months in 1999 (excluding revenue of $1.2 million from discontinued products). These increases were due to increases in license, services and transaction fees revenue. License revenue from the MMS product line for the three months ended June 30, 2000 increased 75% to $3.2 million from $1.8 million for the same three months in 1999. License revenue from the MMS product line for the six months ended June 30, 2000 increased 31% to $5.2 million from $4.0 million for the same six months in 1999. The increases in license revenue were due to bringing new customers into production. Services revenue from the MMS product line for the three months ended June 30, 2000 increased 196% to $740,000 from $250,000 for the same three months in 1999. Services revenue from the MMS product line for the six months ended June 30, 2000 increased 109% to $1.3 million from $642,000 for the same six months in 1999. The increases in services revenue were due to an increase in contract development work by our professional services organization, and to a lesser extent, increases in maintenance fees and training. Transaction fees for the three and six months ended June 30, 2000 were $70,000 compared to $0 in the three and six months ended June 30, 1999.

    COST OF REVENUE. Cost of revenue is comprised of license cost, services cost and transaction fees cost. License cost is primarily comprised of royalties paid to third parties for software licensed by Tumbleweed for inclusion in our products. Services cost is comprised primarily of personnel and overhead costs related to customer support and contract development projects. Transaction fees cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products and hardware and band-width costs associated with hosting IME servers for some customers. Total cost of revenue for the three months ended June 30, 2000 increased 184% to $3.2 million from $1.1 million for the same three months in 1999. Total cost of revenue for the six months ended June 30, 2000 increased 168% to $5.4 million from $2.0 million for the same six months in 1999. The increase in total cost of revenue corresponds to increased revenues.

    License cost for the three months ended June 30, 2000 increased 132% to $290,000 from $125,000 for the same three months in 1999. License cost for the six months ended June 30, 2000 increased 130% to $557,000 from $242,000 for the same six months in 1999. License costs increased due to increased sales of products containing software licensed from third parties.

    Services cost for the three months ended June 30, 2000 increased 193% to $2.9 million from $1.0 million for the same three months in 1999. Services cost for the six months ended June 30, 2000 increased 173% to $4.8 million from $1.8 million for the same six months in 1999. The increase was primarily due to increased personnel costs supporting an increase in new contract development projects and increases in facilities-related expenses.

    Transaction fees cost for the three months ended June 30, 2000 increased 33% to $20,000 from $15,000 for the same three months in 1999. Transaction fees cost for the six months ended June 30, 2000 increased 200% to $60,000 from $20,000 for the same six months in 1999. The increases in transaction fees cost resulted from royalties due on transaction fees revenue and, to a lesser extent, depreciation expense and connectivity costs incurred in generating transaction revenue.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of engineering and related costs associated with the development of Tumbleweed IME applications, quality assurance and testing. Research and development expenses for the three months ended June 30, 2000 increased 53% to $3.2 million from $2.1 million for the same three months in 1999. Research and development expenses for the six months ended June 30, 2000 increased 55% to $6.0 million from $3.9 million for the same six months in 1999. The increases were primarily due to an increase in personnel needed to support ongoing development of Tumbleweed's products and new applications for our target markets, increases in average salaries for development personnel in order to provide a competitive salary in today's marketplace and increased facilities related expenses. We expect that research and development expenses will increase in absolute dollars in future periods due to increased personnel required to support new projects that will allow us to expand the functionality of the core IME and MMS platforms, increase the number of vertical applications built for the our target markets and integrate with a wider array of third party software packages.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses for the three months ended June 30, 2000 increased 133% to $9.7 million from $4.2 million for the same three months in 1999. Sales and marketing expenses for the six months ended June 30, 2000 increased 131% to $16.9 million from $7.3 million for the same six months in 1999. The increase in sales and marketing expenses was primarily due to increased sales staffing, increased offices in Europe and incentive compensation costs. We expect that sales and marketing expenses will increase in absolute dollars in future periods as we expand into new target markets and geographic areas. We plan to significantly increase the number of our sales and marketing personnel worldwide throughout 2000.

    During the three month period ended June 30, 2000, Tumbleweed granted fully-vested stock options in lieu of cash payments to certain sales personnel for sales commissions earned during the period. Options were granted at an exercise price which was less than the fair market value of Tumbleweed's stock on the date of grant. Accordingly, Tumbleweed recorded expense of approximately $560,000 for the three months ended June 30, 2000 in connection with these grants, which is included in stock compensation expense.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and support costs for our finance, legal and human resources departments as well as professional fees. General and administrative expenses for the three months ended June 30, 2000 increased 120% to $2.3 million from $1.1 million for the same three months in 1999. General and administrative expenses for the six months ended June 30, 2000 increased 112% to $4.0 million from $1.9 million for the same six months in 1999. The increase in general and administrative expenses was due to an increase in legal fees corresponding to the patent infringement lawsuit we brought against The docSpace Company, Inc., which is still pending, as well as increased staffing expenses and professional fees. We expect that general and administrative expenses will increase in absolute dollars in future periods as we continue to grow our infrastructure.

    DEFERRED COMPENSATION EXPENSE. Deferred compensation expense is recorded in connection with the grant of certain stock options to non-employees and employees at exercise prices less than the deemed fair value on the grant date. During the three months ended June 30, 2000, we recorded aggregate deferred stock compensation expense of $954,000 compared to $4.5 million for the same three months in 1999. During the six months ended June 30, 2000, we recorded aggregate deferred stock compensation expense of $2.3 million compared to $6.9 million for the same six months in 1999. The deferred stock compensation expense is being amortized on an accelerated basis over the vesting period of the options, which is generally four years. Of the total deferred stock compensation expense, $892,000 and $969,000 was amortized in the three months ended June 30, 2000 and 1999, respectively. Of the total deferred stock compensation expense, $2.0 million and $1.3 million was amortized in the six months ended June 30, 2000 and 1999, respectively.

    MERGER RELATED AND RESTRUCTURING EXPENSES. Merger related and restructuring expenses, which were recorded in connection with the acquisition of Worldtalk, are primarily comprised of investment banker's fees, legal fees, severance payments and accounting and printer fees. Merger related and restructuring expenses for the six months ended June 30, 2000 were $10.8 million.

    OTHER INCOME, NET. Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net, for the three months ended June 30, 2000 increased 132% to $365,000 from $157,000 for the same three months in 1999. Other income, net, for the six months ended June 30, 2000 increased 246% to $1.0 million from $295,000 for the same six months in 1999. The increases in other income, net, are due to increased cash balances invested in money market accounts and commercial paper. The increase in cash balances available for investment resulted from proceeds from the issuance of equity securities, including common stock issued in our initial public offering completed in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through the issuance of equity securities. On June 30, 2000, we had $32.7 million in cash and cash equivalents. This amount excludes the approximately $77.8 million in net proceeds from our public offering completed on August 1, 2000.

    Net cash used in operating activities for the six months ended June 30, 2000 was $27.4 million. Cash used in operating activities was primarily the result of net operating losses, offset by certain non-cash charges and increases in accounts payable and other liabilities, and an increase in accounts receivable.

    Net cash used in investing activities for the six months ended June 30, 2000 was $2.6 million. Net cash used in investing activities was primarily the result of capital expenditures related to increased facilities expansion, partially offset by the net cash acquired from the TKK stock repurchase.

    Net cash provided by financing activities for the six months ended June 30, 2000 was $2.5 million. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of common stock upon exercise of stock options, partially offset by the repayments of credit facilities and capital lease obligations.

    As of June 30, 2000, our principal commitments consisted of obligations outstanding under equipment and operating leases. Our equipment leases require payment of rental fees to third party leasing providers at interest rates of approximately 8.45%. In most cases, we have no obligations to purchase the equipment at the end of the lease term. We anticipate a substantial increase in capital expenditures consistent with potential growth in operations, infrastructure and personnel.

    In July 1998, we entered into an agreement with a bank, which included a $1.5 million revolving credit facility, with availability based on outstanding accounts receivable, and a $1.75 million equipment loan facility. Borrowings under the credit facility and equipment facility carry interest at the prime rate plus 0.5% and 0.75%, respectively, with interest payable monthly. Borrowings under the equipment facility are due in 36 equal monthly installments and are secured by certain assets of Tumbleweed. As of June 30, 2000, total borrowings under the equipment loan facility were $1.2 million in the aggregate and $300,000 remained available under the facility. There were no borrowings under the credit facility as of June 30, 2000.

    On December 30, 1998, Tumbleweed entered into a loan and security agreement comprised of a $1.5 million line of credit, which expired on December 29, 1999 and a $250,000 term facility, which expires on December 29, 2000, bearing interest at the prime rate (9.5% and 7.75% as of December 1999 and 1998) plus 0.25% and prime rate plus 0.50%, respectively. The agreement is collateralized by the assets of Tumbleweed, contains certain financial covenants and restricts Tumbleweed's ability to incur other indebtedness and pay dividends. As of June 30, 2000, borrowings under the term facility were $73,000.

    In September 1999, we entered into a $525,000 financing arrangement with another company to finance our directors' and officers' liability insurance premium. Borrowings under the loan agreement are payable in nine equal monthly installments of $60,000. As of June 30, 2000, there were no borrowings outstanding under this financing arrangement.

    In connection with the proposed Interface transaction, we agreed to purchase an aggregate of $3.0 million of convertible subordinated promissory notes of Interface, pursuant to a convertible subordinated note purchase agreement dated June 28, 2000. At our option, or upon the occurrence of certain other events, the notes are convertible into Interface common stock at an initial conversion price of $9.50 per share, subject to adjustment.

    Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, the resources devoted to the development of our products and services and the resources devoted to sales and marketing. We have experienced a substantial increase in capital expenditures and operating expenses since inception consistent with relocation and the growth in operations and staffing. We anticipate that these increases will continue for the foreseeable future. Additionally, we expect to make additional investments in technologies, and plan to expand our sales and marketing programs. We believe that our existing capital resources, including the proceeds from our recent secondary public offering, will enable us to maintain our current and planned operations for at least the next 12 months. However, we may need to raise funds prior to that time.

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

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED.

    BECAUSE TUMBLEWEED IS IN AN EARLY STAGE OF DEVELOPMENT AND TUMBLEWEED HAS A
     HISTORY OF LOSSES, IT IS DIFFICULT TO EVALUATE TUMBLEWEED'S BUSINESS AND TUMBLEWEED MAY FACE EXPENSES, DELAYS AND DIFFICULTIES.

    Tumbleweed has only a limited operating history upon which an evaluation can be based. Accordingly, Tumbleweed's prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like secure online communication services. Tumbleweed incurred net losses of $28.2 million in the six months ended
June 30, 2000 and $24.2 million in the year ended December 31, 1999. As of
June 30, 2000, Tumbleweed had incurred cumulative net losses of $93.4 million.

    TUMBLEWEED ANTICIPATES CONTINUED LOSSES.

    Tumbleweed's success will depend in large part upon its ability to generate sufficient revenue to achieve profitability and to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If Tumbleweed does not succeed, its revenue may not increase, and it may not achieve or maintain profitability on a timely basis or at all. In particular, Tumbleweed intends to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. As a result, Tumbleweed expects to incur additional losses and continued negative cash flow from operations for the foreseeable future.

    TUMBLEWEED'S QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT
     FLUCTUATIONS.

    As a result of Tumbleweed's limited operating history and the emerging nature of the markets in which it competes, Tumbleweed is unable to accurately forecast its revenue or expenses. Tumbleweed's success is dependent upon its ability to enter into and maintain strategic relationships with customers and to develop and maintain volume usage of its products by its customers and their end-users. Tumbleweed's revenue has fluctuated and its quarterly operating results will continue to fluctuate based on the timing of the execution of new customer licenses in a given quarter. Tumbleweed's license revenue is comprised entirely of initial license and distribution fees. As a result, Tumbleweed will be required to regularly and increasingly sign additional customers with substantial initial license fees on a timely basis to realize comparable or increased license revenue.

    Tumbleweed's services revenue historically has been comprised almost entirely of implementation, customization and consulting fees and support and maintenance fees, as actual transaction-based revenue to date has been minimal. As a result, Tumbleweed will be required to increase its services revenue in the short term through custom development work and contractual transaction minimums and in the longer term through the increased transaction volume with the use of its services. Unless and until Tumbleweed has developed a significant and recurring transaction-based revenue stream from communications that are sent with its services, its revenue will continue to fluctuate significantly. Accordingly, Tumbleweed may be unable to achieve and recognize quarterly or annual revenue consistent with its historical operating results or expectations.

    In addition, Tumbleweed has experienced, and expects to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including, but not limited to:

    - the amount and timing of operating costs and capital expenditures relating to its business, operations and infrastructure, including its international operations;

    - its ability to accurately estimate and control costs;

    - the announcement or introduction of new or enhanced products and services in the secure online communications or document delivery markets; and

    - acquisitions that it completes or proposes, including Worldtalk and Interface Systems, Inc. ("Interface")

    As a result of these factors, Tumbleweed believes that quarter-to-quarter comparisons of its revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Because Tumbleweed's staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of its costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. If Tumbleweed is unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on its operating results. Moreover, Tumbleweed's operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, Tumbleweed would expect to experience an immediate and significant decline in the trading price of its stock.

    A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A HIGH PERCENTAGE OF TUMBLEWEED'S
     REVENUE AND THE FAILURE TO MAINTAIN OR EXPAND THESE RELATIONSHIPS COULD HARM ITS BUSINESS.

    The loss of one or more of Tumbleweed's major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm its business and prospects. Five customers comprised approximately 19% of Tumbleweed's revenue in the first six months of fiscal 2000, and 24% of its revenue in fiscal 1999. Tumbleweed expects that a small number of customers will continue to account for a substantial portion of its revenue for the foreseeable future.

    TUMBLEWEED'S SERVICE PROVIDER CUSTOMERS MAY COMPETE WITH IT OR FAIL TO
     PROMOTE ITS PRODUCT.

    To date, Tumbleweed has generated a significant amount of Tumbleweed IME revenue from contracts with a limited number of service provider customers, which use or intend to use its products for the communication of third-party documents and data. If these customers do not effectively promote the use of Tumbleweed IME to their end-users, the adoption of Tumbleweed's services and the recognition of associated revenue could be limited. Because Tumbleweed's contracts with its service provider customers are non-exclusive, these customers could elect to offer competing secure online communication services to their customers through its existing or future competitors. The service provider customers also may compete with Tumbleweed's secure online communication services through their traditional physical delivery channels.

    IF TUMBLEWEED DOES NOT SECURE KEY RELATIONSHIPS WITH ENTERPRISE CUSTOMERS,
     ITS ACCESS TO BROADER MARKETS WILL BE LIMITED.

    Tumbleweed's enterprise customers, which use or intend to use its products to intelligently manage the incoming and outgoing online communications of their enterprises, are a significant source of its revenue. A key aspect of Tumbleweed's strategy is to access target markets prior to adoption of alternative online distribution solutions by the larger participants in these markets. The failure to secure key relationships with new enterprise customers in targeted markets could limit or effectively preclude Tumbleweed's entry into these target markets, which would harm its business and prospects.

    CUSTOMERS IN A PRELIMINARY PHASE OF IMPLEMENTING TUMBLEWEED'S PRODUCTS MAY
     NOT PROCEED ON A TIMELY BASIS OR AT ALL.

    Some of Tumbleweed's customers are currently in a pre-production or pre-launch stage of implementing its products and may encounter delays or other problems in introducing them. A customer's decision not to do so or a delay in implementation could result in a delay or loss in related revenue or otherwise harm Tumbleweed's businesses and prospects. Tumbleweed cannot predict when any customer that is currently in a pilot or preliminary phase will implement broader use of its services.

    THE MARKETS FOR ENHANCED ONLINE COMMUNICATION SERVICES GENERALLY, AND FOR
     TUMBLEWEED'S PRODUCTS SPECIFICALLY, ARE NEW AND MAY NOT DEVELOP.

    The market for Tumbleweed's products and services is new and evolving rapidly. If the market for Tumbleweed's products and services fails to develop and grow, or if its products and services do not gain broad market acceptance, its business and prospects will be harmed. In particular, Tumbleweed's success will depend upon the adoption and use by current and potential customers and their end-users of secure online communication services. Tumbleweed's success will also depend upon acceptance of its technology as the standard for providing these services. The adoption and use of Tumbleweed's products and services will involve changes in the manner in which businesses have traditionally exchanged information. In addition, sales and marketing of Tumbleweed's products and services is to a large extent under the control of its customers. In some cases, Tumbleweed's customers have little experience with products, services and technology like those offered by us. Tumbleweed's ability to influence usage of its products and services by customers and end-users is limited. For example, the usage of Tumbleweed IME by the end-users of Tumbleweed's service provider customers has been limited to date. Tumbleweed has spent, and intends to continue to spend, considerable resources educating potential customers and their end-users about the value of its products and services. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for Tumbleweed's products and services, or its growth rate, if any. Moreover, Tumbleweed cannot predict whether its products and services will achieve any market acceptance. Tumbleweed's ability to achieve its goals also depends upon rapid market acceptance of future enhancements of its products. Any enhancement that is not favorably received by customers and end-users may not be profitable and, furthermore, could damage Tumbleweed's reputation or brand name.

    THE MARKETS TUMBLEWEED ADDRESSES ARE HIGHLY COMPETITIVE AND RAPIDLY
     CHANGING, AND IT MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

    Tumbleweed may not be able to compete successfully against current and future competitors, and the competitive pressures it faces could harm its business and prospects. Tumbleweed IME is an alternative to traditional mail and courier delivery services, such as those offered by Federal Express Corporation, UPS or the U.S. Postal Service, and to general purpose e-mail applications and services. As such, Tumbleweed competes with these options. Tumbleweed's direct competition comes from other secure online communication service providers of various sizes, some of which have products that are intended to compete directly with our products. Examples of secure online communication service providers include Automatic Data Processing, Inc., Critical Path, Inc., VeriCert.com, e-Parcel, LLC, PostX Corporation and ZixIt Corporation. In addition, companies with which Tumbleweed does not presently directly compete may become competitors in the future, either through the expansion of their products and services or through their product development in the area of secure online communication services. These companies could include America Online, Inc./Netscape Communications Corporation, International Business Machines Corporation/Lotus Development Corporation, Microsoft Corporation and VeriSign, Inc.

    TUMBLEWEED FACES TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY
     PREVENT IT FROM SUCCESSFULLY INTEGRATING WORLDTALK, OR ANY OTHER COMPANY IT MAY ACQUIRE.

    The integration of the Worldtalk Communications Corporation business, including its technology, operations and personnel, has been and will be a complex, time consuming and expensive process that may disrupt Tumbleweed's business if not completed in a timely and efficient manner. Additionally, the integration of any other company or business Tumbleweed may acquire in the future, including Interface, will be a complex, time consuming and expensive process that may disrupt its business if not completed in a timely and efficient manner. Whenever an acquisition is completed, Tumbleweed must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. In particular, Tumbleweed is currently evaluating and upgrading its management information systems and establishing uniformity among its systems and those formerly operated by Worldtalk. Tumbleweed will be required to do the same for any subsequently acquired company, including Interface. Tumbleweed may encounter substantial difficulties, costs and delays involved in integrating the operations of the Worldtalk, Interface, or any other company, including:

    - potential incompatibility of business cultures;

    - perceived adverse changes in business focus;

    - potential conflicts in customer, advertising or strategic relationships;

    - potential failure to complete anticipated sales; and

    - the loss of key employees and diversion of the attention of management from other ongoing business concerns.

    As a result, Tumbleweed may not be successful in integrating Worldtalk, Interface or any other business or technologies it acquires and may not achieve anticipated revenue and cost benefits. Tumbleweed also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify its investment in, or expenses related to, this acquisition. Nor can Tumbleweed guarantee that any anticipated synergies will develop. If Tumbleweed fails to execute its acquisition strategy successfully for any reason, its business will suffer significantly.

    TUMBLEWEED'S PRODUCT INTEGRATION EFFORTS MAY BE HINDERED BY A VARIETY OF
     TECHNICAL FACTORS.

    Tumbleweed faces certain risks associated with the ongoing integration of the Worldtalk technology and proposed integration of Interface technology. For example, because Worldtalk has historically based its products on an NT platform and Tumbleweed has created a platform-independent architecture for the Tumbleweed IME products, the integration of products from Worldtalk may result in unanticipated architectural incompatibilities that would require additional time and engineering resources to resolve. The loss of key engineering personnel from Worldtalk, Interface or any other entities Tumbleweed may acquire may increase the time and resources needed to resolve these and other technical integration issues. Tumbleweed's offices and Interface's offices are in different locations, which may create coordination issues and could increase employee turnover. In addition, the installation of integrated or complementary software products at customer sites may result in difficulties associated with customer-specific installation processes.

    TUMBLEWEED HAS EXPERIENCED RAPID GROWTH WHICH HAS PLACED A STRAIN ON ITS
     RESOURCES AND TUMBLEWEED'S FAILURE TO MANAGE GROWTH COULD CAUSE ITS BUSINESS TO SUFFER.

    Tumbleweed has expanded its operations rapidly and intends to continue this expansion. The number of Tumbleweed's employees increased from 75 as of June 30, 1999 to 288 as of June 30, 2000. This expansion has placed, and is expected to continue to place, a significant strain on managerial and operational resources. To manage any further growth, Tumbleweed will need to improve or replace its existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair Tumbleweed's ability to attract and service customers, and could cause Tumbleweed to incur higher operating costs and delays in the execution of Tumbleweed's business plan. Tumbleweed will also need to continue the expansion of Tumbleweed's operations and employee base. Tumbleweed's management may not be able to hire, train, retain, motivate and manage required personnel. In addition, Tumbleweed's management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If Tumbleweed cannot manage growth effectively, Tumbleweed's business and operating results could suffer.

    TUMBLEWEED HAS A LENGTHY SALES AND IMPLEMENTATION CYCLE WHICH COULD HARM
     TUMBLEWEED'S BUSINESS.

    If Tumbleweed is unable to license its services to new customers on a timely basis or if its existing and proposed customers and their end-users suffer delays in the implementation and adoption of Tumbleweed's services, Tumbleweed's revenue may be limited and business and prospects may be harmed. Tumbleweed's customers must evaluate its technology and integrate its products and services into the products and services they provide. In addition, Tumbleweed's customers may need to adopt a comprehensive sales, marketing and training program in order to effectively implement Tumbleweed IME. Finally, Tumbleweed must coordinate with its customers using its product for third-party communications in order to assist end-users in the adoption of its products in order to generate usage fees. For these and other reasons, the cycle associated with establishing licenses in order to generate initial license fees and implementation of Tumbleweed products in order to generate material transaction-based services revenue can be lengthy. This cycle is also subject to a number of significant delays over which Tumbleweed has little or no control.

    A FAILURE TO PROTECT TUMBLEWEED'S INTELLECTUAL PROPERTY MAY SIGNIFICANTLY
     HARM ITS BUSINESS.

    Tumbleweed currently relies on a combination of patents, trade secrets, copyrights, trademarks and licenses, together with non-disclosure and confidentiality agreements to establish and protect its proprietary rights in its products. Tumbleweed holds certain patent rights with respect to some of its products and currently has a lawsuit pending against The docSpace Company, Inc. alleging infringement of one of its patents by docSpace. Tumbleweed has filed, and expects in the future to file, additional patent applications. Tumbleweed's existing patents or trademarks, as well as any future patents or trademarks obtained by it, may be challenged, invalidated or circumvented, or its competitors may independently develop or patent technologies that are substantially equivalent or superior to its technology. Further patent or trademark protection may not be obtained, in the United States or elsewhere, for Tumbleweed's existing or new products, applications or services. In addition, further protection, if obtained, may not be effective. In some countries, meaningful patent or trademark protection is not available.

    To date, Tumbleweed has not received any claims of infringement upon the proprietary rights of third parties. However, third parties could assert infringement claims against it in the future, and the cost of responding to such assertions, regardless of their validity, could be significant. In addition, such claims may be found to be valid and could result in awards against Tumbleweed, which could harm its business.

    Tumbleweed also relies, to some extent, on unpatented trade secrets and other unpatented proprietary information. Tumbleweed's policy is to have employees sign confidentiality agreements, to have selected parties sign non-competition agreements and to have third parties sign non-disclosure agreements. Although Tumbleweed takes precautionary measures to maintain its unpatented proprietary information, others may acquire equivalent information or otherwise gain access to or disclose its proprietary information and it may be unable to meaningfully protect its rights to its proprietary information.

    TUMBLEWEED'S EXPANSION INTO INTERNATIONAL MARKETS MAY BE DIFFICULT OR
     UNPROFITABLE.

    Tumbleweed has recently begun to invest significant financial and managerial resources to expand its sales and marketing operations in international markets and has opened sales offices in Germany, the United Kingdom, Japan, France, Australia, The Netherlands and Sweden. In the first six months of fiscal 2000 and in fiscal 1999, Tumbleweed derived 37% and 41%, respectively, of its revenue from international operations. However, to date, it has limited experience in international operations and may not be able to compete effectively in international markets. A key component of its long-term strategy is to further expand into international markets, and Tumbleweed must continue to devote substantial resources to its international operations in order to succeed in these markets. In this regard, Tumbleweed may encounter difficulties such as:

    - unexpected changes in regulatory requirements and trade barriers applicable to the Internet or its business;

    - challenges in staffing and managing foreign operations, including employment laws and practices as it expands into continental Europe;

    - seasonal reductions in business activity and economic downturns, in particular, in Europe and Asia;

    - longer payment cycles and problems in collecting accounts receivable;

    - problems associated with the conversion of various European currencies into a single currency, the Euro;

    - legal challenges or regulatory requirements related to the export or import of encryption technologies;

    - differing technology standards; and

    - reduced protection for intellectual property rights in certain countries in which it operates or plans to operate.

    In addition, Tumbleweed's expansion into international markets will increasingly subject it to fluctuations in currency exchange rates. In the future, an increasing number of our contracts may be denominated in currencies other than U.S. dollars. Tumbleweed does not presently engage in hedging or similar transactions to protect it from currency fluctuations. Any of the foregoing difficulties of conducting business internationally could harm Tumbleweed's international operations and, consequently, its business and prospects.

    IF TUMBLEWEED DOES NOT PROVIDE ADEQUATE SUPPORT SERVICES TO ITS CUSTOMERS TO
     IMPLEMENT ITS PRODUCTS, IT MAY LOSE CUSTOMERS OR REALIZE LOWER TRANSACTION VOLUME.

    Tumbleweed's professional services organization assists its customers in implementing its products through software installation, integration with existing customer systems, contract engineering, consulting and training. If the professional services organization does not adequately assess customer requirements or address technical problems, customers may seek to discontinue their relationships with Tumbleweed due to dissatisfaction with the product or its customer support. Furthermore, these customers may realize lower transaction volume than they could have otherwise achieved because they did not fully capitalize on the product in ways that could have been addressed by Tumbleweed's professional services organization. Tumbleweed's products must be integrated with existing hardware and complex software products of its customers or other third parties, and its customers may not have significant experience with the implementation of products similar to its own. In addition, the provision of contract engineering and integration services is an increasingly important aspect of Tumbleweed's strategy to strengthen customer loyalty to its product and company. Therefore, Tumbleweed's business and future prospects significantly depend on the strength of its professional services organization.

    PRODUCT PERFORMANCE PROBLEMS, SYSTEM FAILURES AND INTERNET PROBLEMS COULD
     SEVERELY DAMAGE TUMBLEWEED'S BUSINESS.

    The ability of Tumbleweed's customers to use Tumbleweed-based services depends on stable product performance, and the efficient and uninterrupted operation of the computer and communications hardware as well as the software and Internet network systems that they maintain. Although Tumbleweed's ability to manage the effects of system failures which occur in computer hardware, software and network systems is limited, the occurrences of these failures could harm its reputation, business and prospects. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and the Internet could face similar outages and delays in the future. In addition, an increasing number of its customers require Tumbleweed to provide computer and communications hardware, software and Internet networking systems to them as an outsourced data center service. All data centers, whether hosted by Tumbleweed, its customers or by an independent third party to which it outsources this function, are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure or other similar events.

    IF TUMBLEWEED'S SOFTWARE CONTAINS ERRORS, IT MAY LOSE CUSTOMERS OR
     EXPERIENCE REDUCED MARKET ACCEPTANCE OF ITS PRODUCTS.

    Tumbleweed's software products are inherently complex and may contain defects and errors that are detected only when the products are in use. In addition, some of Tumbleweed's customers require or may require enhanced customization of our software for their specific needs, and these modifications may increase the likelihood of undetected defects or errors. Further, Tumbleweed often renders implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems, and it could fail to meet customer expectations as a result of any defects or errors. As a result, we may lose customers, customers may fail to implement our products more broadly within their organization and it may experience reduced market acceptance of its products. Tumbleweed's products are designed to facilitate the secure transmission of sensitive business information to specified parties outside the business over the internet. As a result, the reputation of its software products for providing good security is vital to their acceptance by customers. Tumbleweed's products may be vulnerable to break-ins, theft or other improper activity that could jeopardize the security of information for which it is responsible. Problems caused by product defects, failure to meet project milestones for services or security breaches could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of research and development resources, harm to Tumbleweed's reputation, or increased insurance, service and warranty costs. To address these problems, Tumbleweed may need to expend significant capital resources that may not have been budgeted.

    IF TUMBLEWEED LOSES THE SERVICES OF KEY MANAGEMENT PERSONNEL, INCLUDING
     CO-FOUNDERS OR KEY SALES EXECUTIVES, ITS ABILITY TO DEVELOP OUR BUSINESS AND SECURE CUSTOMER RELATIONSHIPS WILL SUFFER.

    Tumbleweed is substantially dependent on the continued services and performance of its senior management and other key personnel. The loss of the services of any of its executive officers or other key employees, particularly our co-founders, Jeffrey C. Smith and Jean-Christophe D. Bandini, could significantly delay or prevent the achievement of Tumbleweed's development and strategic objectives. In addition, the loss of key members of Tumbleweed's senior management, including Kerry S. Champion and Shomit A. Ghose, could harm its ability to develop its business. Moreover, the loss of key members of its sales organization, including Donald R. Gammon and Donald N. Taylor, could harm Tumbleweed's ability to secure key relationships contemplated by its business plan. Tumbleweed does not have long-term employment agreements with any of its key personnel. The loss of services of any of our senior management or other key personnel could significantly harm Tumbleweed's business and prospects.

    TUMBLEWEED'S EFFORTS TO ESTABLISH, MAINTAIN AND STRENGTHEN ITS BRANDS WILL
     REQUIRE SIGNIFICANT EXPENDITURES AND MAY NOT BE SUCCESSFUL.

    If the marketplace does not associate Tumbleweed's brands with high quality Internet communication services, it may be more difficult for it to attract new customers or introduce future products and services. The market for Tumbleweed's services is new. Therefore, Tumbleweed's failure to establish brand recognition at this stage could harm its ability to compete in the future with other companies that successfully establish a brand name for their services. Tumbleweed must succeed in its marketing efforts, provide high quality services and increase its user base in order to build its brand awareness and differentiate its products from those of Tumbleweed's competitors. These efforts have required significant expenditures to date. Moreover, Tumbleweed believes that these efforts will require substantial commitments of resources in the future as its brands become increasingly important to its overall strategy and as the market for its services grows.

    BECAUSE TUMBLEWEED PRODUCTS UTILIZE THE INTERNET, IF USE OF THE INTERNET
     DOES NOT INCREASE, THE LEVEL OF USE OF ITS PRODUCTS WILL SUFFER.

    If the Internet and other products and services necessary for the utilization of Tumbleweed's products are not sufficiently developed, fewer customers and end-users will use its products and its business will be harmed. In particular, the success of Tumbleweed's products and services will depend on the development and maintenance of adequate Internet infrastructure, such as a reliable network backbone with the necessary speed, data capacity and other features demanded by users. Moreover, Tumbleweed's success will also depend on the timely development of complementary products or services such as high speed modems for providing reliable Internet access and services and this may not occur. Because the online exchange of information is new and evolving, the Internet may not prove to be a viable platform for secure online communication services in the long term. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users and frequency of use, or if its users require increasingly more resources, the Internet infrastructure may not be able to support the demands placed on it. As a result, the performance or reliability of the Internet may be harmed. This in turn could decrease the level of Internet usage and also the level of utilization of Tumbleweed products and services.

    ADDITIONAL GOVERNMENT REGULATION RELATING TO THE INTERNET MAY INCREASE COSTS
     OF DOING BUSINESS OR REQUIRE CHANGES IN TUMBLEWEED'S BUSINESS MODEL.

    Tumbleweed is subject to regulations applicable to businesses generally and laws or regulations directly applicable to companies utilizing the Internet. Although there are currently few laws and regulations directly applicable to the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws could cover issues like user privacy, pricing, content, intellectual property, distribution, taxation, antitrust, legal liability and characteristics and quality of products and services. The adoption of any additional laws or regulations could decrease the demand for Tumbleweed products and services and increase its cost of doing business or otherwise harm its business or prospects.

    Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues like property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce. New state tax regulations may subject Tumbleweed to additional state sales and income taxes. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to Tumbleweed's business, or the application of existing laws and regulations to the Internet and commercial online services could harm its ability to conduct business and harm operating results.

    TUMBLEWEED'S PRODUCTS ARE SUBJECT TO IMPORT AND EXPORT CONTROLS, AND IT MAY
     BE UNABLE TO OBTAIN NECESSARY APPROVALS.

    Exports of software products utilizing encryption technology are generally restricted by the U.S. and various foreign governments. All cryptographic products require export licenses from certain U.S. government agencies. Tumbleweed has obtained approval to export products using up to 128-bit symmetric encryption and 1024-bit public key encryption, including IME Server, IME Desktop, IME Receive Applet, IME Remote API using OmniORB with SSL, MMS WorldWide/56 and MMS Strong WorldWide/128. Tumbleweed is not exporting other products and services that are subject to export control under U.S. law. However, the list of products and countries for which export approval is required, and the related regulatory policies, could be revised, and Tumbleweed may not be able to obtain necessary approval for the export of future products. The inability to obtain required approvals under these regulations could limit Tumbleweed's ability to make international sales. Furthermore, competitors may also seek to obtain approvals to export products that could increase the amount of competition Tumbleweed faces. Additionally, countries outside of the U.S. could impose regulatory restrictions impairing Tumbleweed's ability to import its products into those countries.

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

    Tumbleweed does not and cannot screen all of the content generated by users of its product but may be exposed to liability with respect to this content. Furthermore, certain foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the U.S. Other countries, such as China, regulate or prohibit the transport of telephonic data in their territories. Failure to comply with regulations in a particular jurisdiction could result in fines or criminal penalties or the termination of service in one or more jurisdictions. Moreover, the increased attention focused on liability issues as a result of lawsuits and legislative proposals could impact the growth of Internet use. Liability insurance may not cover claims of these types, or may not be adequate to indemnify against all liability that may be imposed.

    INTERNET RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY
     MAY DEPRESS TUMBLEWEED'S STOCK PRICE.

    The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies. The institution of this type of litigation against Tumbleweed could result in substantial costs and a diversion of Tumbleweed management's attention and resources, which could harm its business and prospects.

    TUMBLEWEED'S MANAGEMENT WILL BE ABLE TO SUBSTANTIALLY INFLUENCE CORPORATE
     EVENTS BECAUSE THEY OWN A SIGNIFICANT PERCENTAGE OF ITS STOCK.

    Tumbleweed's present directors, executive officers and principal stockholders as a group beneficially own approximately 31.6% of the outstanding common stock. Accordingly, if all or particular stockholders were to act together, they would be able to exercise significant influence over or control the election of Tumbleweed's board of directors, its management and policies and the outcome of particular corporate transactions or other matters submitted to its stockholders for approval, including mergers, consolidations and the sale of all or substantially all of its assets.

    TUMBLEWEED'S CERTIFICATE OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT
     COULD DISCOURAGE OR PREVENT AN ACQUISITION OF TUMBLEWEED, WHICH COULD DEPRESS ITS STOCK PRICE.

    Tumbleweed's certificate of incorporation and bylaws may inhibit changes of control that are not approved by its board of directors. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In particular, Tumbleweed's certificate of incorporation provides for a classified board of directors and prohibits stockholder action by written consent. These provisions require advance notice for nomination of directors and stockholders' proposals. In addition, as a Delaware corporation, Tumbleweed is subject to Section 203 of the

Delaware General Corporation Law. In general, this law prevents a person who becomes the owner of 15% or more of the corporation's outstanding voting stock from engaging in specified business combinations for three years unless specified conditions are satisfied. In addition, Tumbleweed's certificate of incorporation allows its board of directors to issue preferred stock without further stockholder approval. This could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could effectively limit the voting power of the holders of Tumbleweed common stock. The provisions of Tumbleweed's certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage or prevent an acquisition or disposition of its business.

    FUTURE SALES OF COMMON STOCK BY TUMBLEWEED STOCKHOLDERS COULD DEPRESS
     TUMBLEWEED'S STOCK PRICE.

    Tumbleweed cannot predict if future sales of its common stock, or the availability of its common stock for sale, will depress the market price for its common stock or its ability to raise capital by offering equity securities. In particular, in the months of April and May 2000, Hikari Tsushin sold a total of approximately 2,363,000 shares and may choose to sell additional shares of Tumbleweed common stock. In addition, on August 1, 2000, Tumbleweed completed a public offering of 3,000,000 shares of its common stock of which 1,500,000 shares were sold by stockholders of Tumbleweed including Hikari Tsushin. Sales of substantial amounts of common stock, or the perception that these sales could occur, may depress prevailing market prices for the common stock.

    TUMBLEWEED'S PROPOSED ACQUISITION OF INTERFACE MAY NOT CLOSE AND ITS
     EXPECTATIONS MAY NOT BE REALIZED, WHICH COULD HARM ITS PROSPECTS.

    In connection with Tumbleweed's proposed acquisition of Interface, as of June 30, 2000, it expected to expense up to $2.0 million of acquired in-process research and development, and to record unearned compensation and goodwill and other intangibles of approximately $66.1 million to be amortized over periods ranging from one to three years. Tumbleweed's expectations with respect to these amounts, adjustments and periods are preliminary and therefore subject to substantial subsequent adjustment. Any such adjustment could adversely affect Tumbleweed's historical or future operating results.

    The transaction will result in significant one-time charges, whether completed or not, and, if completed, will substantially increase Tumbleweed's operating expenses in future periods. The acquisition is subject to customary closing conditions, including approval by the shareholders of Interface. As a result, the acquisition may not close on a timely basis or at all, or may close on terms that differ from the terms currently proposed.

    THE INTERFACE BUSINESSES OTHER THAN L2I COMPRISED A SUBSTANTIAL MAJORITY OF
     THE OPERATING RESULTS OF INTERFACE, AND TUMBLEWEED INTENDS TO DIVEST THESE BUSINESSES.

    The Interface businesses other than L2i comprised a substantial majority of the historical operating results of Interface. Specifically, the revenue from these businesses comprised approximately $16.8 million or 83% of the revenues of Interface for the year ended September 30, 1999 and $1.7 million or 56% of the revenues of Interface for the three months ended March 31, 2000. In the event that these businesses are successfully divested, the operations of the ongoing business of Interface will be substantially less than the historical operating results that include these businesses. Tumbleweed expects that the amount realized from the sale of these businesses, if successfully completed, will be limited. By contrast, if Tumbleweed does not successfully divest these businesses, it will be required to maintain or wind-down these businesses. The costs of doing so could be substantial and would adversely affect future operating results through ongoing realization of unanticipated expenses and one-time disposition charges.

    TUMBLEWEED MAY BE UNABLE TO SUCCESSFULLY INTEGRATE INTERFACE INTO ITS
     BUSINESS OR ACHIEVE THE EXPECTED BENEFITS OF THE ACQUISITION.

    The acquisition of Interface will require integrating Tumbleweed's business with Interface's, including integrating product lines, technologies and distinct corporate cultures. Tumbleweed may not be able to successfully assimilate the personnel, operations and customers of Interface into its business. Additionally, Tumbleweed may fail to maintain the customers it has and those of Interface after the acquisition. Tumbleweed may also fail to achieve the anticipated synergies from the acquisition of Interface, including product development and other operational synergies. The integration process may further strain its existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from its core business objectives. Tumbleweed may not be able to retain various individuals who provide services to Interface that it intends to hire in connection with the acquisition. Tumbleweed's failure to successfully manage the Interface acquisition could seriously harm its operating results.

    INTERFACE HAS RECENTLY BEEN NAMED A DEFENDANT IN SEVERAL PURPORTED
     SECURITIES CLASS ACTION LAWSUITS.

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. Recently, all three of the complaints were amended.

    Tumbleweed cannot fully assess the merits of the lawsuits at this time and, in any event, the costs in defending these complaints could harm future operating results assuming the Interface merger is consummated.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Tumbleweed transacts business in various foreign currencies. Accordingly, Tumbleweed is subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses denominated in each subsidiary's respective local currency. To date, Tumbleweed has not entered into any derivative financial instruments or hedging activities.

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

    The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of June 30, 2000. This table does not include money market funds because these funds are not subject to market risk.

                                                            MATURING IN
                                                  -------------------------------
                                                  90 DAYS     90 DAYS      OVER
                                                  OR LESS    TO 1 YEAR   ONE YEAR    TOTAL     FAIR VALUE
                                                  --------   ---------   --------   --------   ----------
Included in cash and cash equivalents...........   $9,945      None         None     $9,945      $9,945
Weighted-average interest rate..................     6.24%

PART II--OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    On March 3, 1999, we sued The docSpace Company, Inc. alleging infringement of our U.S. Patent No. 5,790,790. In its answer, docSpace raised counterclaims alleging, among other things, antitrust violations and unfair competition. On May 3, 1999, docSpace filed a summary judgment motion of non-infringement. On May 27, 1999, the court granted Tumbleweed's request to continue docSpace's summary judgment motion pending further discovery and indicated that docSpace's motion would be rescheduled. On July 14, 1999, the court issued a scheduling order stating that it would conduct a hearing on the proper interpretation of the claims of Tumbleweed's patent, and would afterwards hold a hearing on any motions for summary judgment on the issue of infringement. The court also ordered that discovery on all issues other than claim construction and infringement would be stayed pending resolution of these issues.

    The court held the claim interpretation hearing on November 19, 1999. On December 9, 1999, the court issued an order based on the claims construction hearing essentially adopting Tumbleweed's interpretation of the patent claims. Critical Path, Inc. acquired docSpace on March 9, 2000. On April 24, 2000, Tumbleweed filed a motion for summary judgment that all versions of the docSpace "Express" system infringe our patent. On the same day, docSpace filed a motion for summary judgment that its current version of "Express" does not infringe our patent. On July 10, 2000, the court held a hearing on the parties' summary judgment motions.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 11, 1999, we completed an initial public offering of our common stock, $0.001 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-79687). The Registration Statement was declared effective by the Securities and Exchange Commission on August 5, 1999. From the date our Registration Statement was declared effective, until June 30, 2000, we financed our operations from cash available prior to our initial public offering, and did not use any of the net proceeds from our initial public offering. Our temporary investments were in cash, cash equivalents and investment grade, short-term interest bearing securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 15, 2000, we held our Annual Meeting of Stockholders. The stockholders voted on the following matters:

1). Election of directors: Jeffrey C. Smith, Pehong Chen and Kenneth R. Klein were nominated and elected as Class I directors for a term expiring in 2003. The votes were counted as follows:

                                                                                                BROKER
                                                  FOR       AGAINST    WITHHELD   ABSTAINING   NON-VOTES
                                               ----------   --------   --------   ----------   ---------
Jeffrey C. Smith.............................  19,099,880     None      53,694       None        None
Pehong Chen..................................  19,099,605     None      53,969       None        None
Kenneth R. Klein.............................  19,100,118     None      53,456       None        None

2). Approval of an amendment to our 1999 Omnibus Stock Incentive Plan to (a) increase the number of shares reserved for issuance thereunder and
    (b) qualify such plan for purposes of Sections 162(m) and 422 of the Internal Revenue Code of 1986, as amended. The amendment was approved by a vote of 12,482,683 for and 4,164,919 votes against, with 9,352 votes withheld or abstaining and 2,496,620 shares non-voting.

3). Ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2000. The selection of KPMG LLP was ratified by a vote of 19,126,356 for and 16,555 votes against, with 10,663 votes withheld or abstaining and no shares non-voting.

ITEM 6. EXHIBITS

Exhibit 2.1(1) Agreement and Plan of Merger, dated as of June 28, 2000, among Tumbleweed Communications Corp., Maize Acquisition Sub, Inc. and Interface Systems, Inc.

Exhibit 10.1(1) Stock Option Agreement dated as of June 28, 2000 between Tumbleweed Communications Corp. and Interface Systems, Inc.

Exhibit 10.2(1)  Form of Interface Voting Agreement dated as of June 28, 2000

Exhibit 10.3(2)  1999 Omnibus Stock Incentive Plan, as Amended

Exhibit 10.4(2)  2000 NSO Incentive Stock Plan

Exhibit 10.5(1) Convertible Subordinated Note Purchase Agreement and Form of Convertible Subordinated Note dated as of June 28, 2000, between Tumbleweed Communications Corp. and Interface Systems, Inc.

Exhibit 27.1    Financial Data Schedule (available in EDGAR format only)

    (1) Previously filed in Tumbleweed's Current Report on Form 8-K, filed July 6, 2000, and incorporated herein by reference.

    (2) Previously filed in Tumbleweed's Registration Statement on Form S-1, filed July 11, 2000 (File No. 333-41188), as amended and incorporated herein by reference.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

                        TUMBLEWEED COMMUNICATIONS CORP.

Date: August 11, 2000

By:              /s/ JEFFREY C. SMITH
     -------------------------------------------
                   Jeffrey C. Smith
         Chairman of the Board, President and
               Chief Executive Officer
            (Principal Executive Officer)

Date: August 11, 2000

By:              /s/ JOSEPH C. CONSUL
     -------------------------------------------
                   Joseph C. Consul
              Vice President-Finance and
               Chief Financial Officer
           (Principal Financial Officer and
            Principal Accounting Officer)