Form 10-Q
period 2000-09-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2000-11-14
CIK 1022509

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF NOVEMBER 7, 2000 WAS 29,440,889.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements concern future events, including, but not limited to, implementing its business strategy; attracting and retaining customers; obtaining and expanding market acceptance of the products and services it offers; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in its industry and relevant markets; and competition in its market. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. Tumbleweed disclaims any obligation to update these statements or to explain the reasons why actual results may differ. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks and Uncertainties That You Should Consider Before Investing in Tumbleweed" contained herein, among other things, should be considered in evaluating Tumbleweed's prospects and future financial performance.

                        TUMBLEWEED COMMUNICATIONS CORP.
                                     INDEX

                                                                        PAGE NO.
                                                                        ---------
PART I    FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets as of September 30,
            2000 (unaudited) and December 31, 1999....................      4

          Condensed Consolidated Statements of Operations for the
            three and nine months ended September 30, 2000 and 1999
            (unaudited)...............................................      5

          Condensed Consolidated Statements of Cash Flows for the nine
            months ended September 30, 2000 and 1999 (unaudited)......      6

          Notes to Condensed Consolidated Financial Statements
            (unaudited)...............................................      7

Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     12

Item 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................     29

PART II   OTHER INFORMATION

Item 1:   Legal Proceedings...........................................     30

Item 2:   Changes in Securities and Use of Proceeds...................     30

Item 6:   Exhibits....................................................     31

Signatures............................................................     32

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

PART I--FINANCIAL INFORMATION

ITEM 1--FINANCIAL STATEMENTS

                        TUMBLEWEED COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                              --------------   -------------
                                                               (UNAUDITED)
                                           ASSETS
Current Assets:
  Cash and cash equivalents.................................     $  89,472       $ 60,544
  Accounts receivable.......................................        19,315          5,182
  Prepaid expenses and other current assets.................         2,970          3,574
                                                                 ---------       --------
    Total current assets....................................       111,757         69,300
                                                                 ---------       --------
Property and equipment, net.................................        12,068          3,485
Purchased intangibles.......................................         5,763             --
Goodwill....................................................        71,471            135
Other assets................................................         1,589          2,763
                                                                 ---------       --------
    Total assets............................................     $ 202,648       $ 75,683
                                                                 =========       ========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................     $   4,409       $  2,878
  Current installments of long-term debt....................           580            840
  Accrued liabilities.......................................        16,375          6,398
  Deferred revenue..........................................         2,872          2,579
                                                                 ---------       --------
    Total current liabilities...............................        24,236         12,695
                                                                 ---------       --------
Long-term debt, excluding current installments..............           574          1,017
Other long-term liabilities.................................           450            258
                                                                 ---------       --------
    Total liabilities.......................................        25,260         13,970
                                                                 ---------       --------

Commitments and contingencies
Minority interest...........................................           555             --
                                                                 ---------       --------

Stockholders' equity:
  Common stock..............................................            29             26
  Additional paid-in capital................................       293,911        132,167
  Deferred compensation expense.............................        (8,078)        (5,283)
  Accumulated other comprehensive (loss) income.............          (273)            53
  Accumulated deficit.......................................      (108,756)       (65,250)
                                                                 ---------       --------
    Total stockholders' equity..............................       176,833         61,713
                                                                 ---------       --------
    Total liabilities and stockholders' equity..............     $ 202,648       $ 75,683
                                                                 =========       ========

                        TUMBLEWEED COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS
                                                                     ENDED           NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
Revenue:
  License...................................................  $  7,607   $ 3,081    $ 18,596   $  8,165
  Services..................................................     2,499       999       5,961      2,054
  Transaction fees..........................................     2,328       318       4,577        524
                                                              --------   -------    --------   --------
    Revenue from continuing product lines...................    12,434     4,398      29,134     10,743
  Discontinued product line.................................        --       273          --      1,472
                                                              --------   -------    --------   --------
      Total revenue.........................................    12,434     4,671      29,134     12,215
Cost of revenue:
  License...................................................       514       248       1,085        490
  Services..................................................     2,992     1,246       7,816      3,011
  Transaction fees..........................................        53        24          97         44
                                                              --------   -------    --------   --------
      Total cost of revenue.................................     3,559     1,518       8,998      3,545
                                                              --------   -------    --------   --------
Gross profit................................................     8,875     3,153      20,136      8,670
                                                              --------   -------    --------   --------
Operating expenses:
Research and development (1)................................     4,205     2,296      10,220      6,167
Sales and marketing (2).....................................    10,777     5,428      27,712     12,749
General and administrative (3)..............................     2,911     2,006       6,899      3,921
Stock compensation..........................................     1,864     1,115       4,321      2,388
Amortization of goodwill, intangibles and in-process
  research and development..................................     5,401        --       5,491         --
Merger related and restructuring expenses...................        --        --      10,803         --
                                                              --------   -------    --------   --------
      Total operating expenses..............................    25,158    10,845      65,446     25,225
                                                              --------   -------    --------   --------
      Operating loss........................................   (16,283)   (7,692)    (45,310)   (16,555)
Other income, net...........................................       991       956       2,061      1,251
                                                              --------   -------    --------   --------
      Net loss before provision for taxes...................   (15,292)   (6,736)    (43,249)   (15,304)
      Provision for taxes...................................        95       136         333        211
      Minority interest.....................................       (30)       --         (76)        --
                                                              --------   -------    --------   --------
      Net loss..............................................  $(15,357)  $(6,872)   $(43,506)  $(15,515)
                                                              ========   =======    ========   ========
Other comprehensive income (loss)--translation adjustment...       (42)        5        (326)       (35)
                                                              --------   -------    --------   --------
  Comprehensive loss........................................  $(15,399)  $(6,867)   $(43,832)  $(15,550)
                                                              ========   =======    ========   ========
Net loss per share--basic and diluted.......................  $  (0.55)  $ (0.37)   $  (1.67)  $  (1.41)
                                                              ========   =======    ========   ========
Weighted average shares--basic and diluted..................    27,872    18,442      26,261     11,041
                                                              ========   =======    ========   ========

--------------------------

(1) Exclusive of non-cash compensation expense of $455 and $317 for the three months ended September 30, 2000 and 1999, respectively, and $917 and $751 for the nine months ended September 30, 2000 and 1999, respectively.

(2) Exclusive of non-cash compensation expense of $904 and $623 for the three months ended September 30, 2000 and 1999, respectively, and $2,686 and $1,313 for the nine months ended September 30, 2000 and 1999, respectively.

(3) Exclusive of non-cash compensation expense of $505 and $175 for the three months ended September 30, 2000 and 1999, respectively, and $718 and $324 for the nine months ended September 30, 2000 and 1999, respectively.

                        TUMBLEWEED COMMUNICATIONS CORP.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Cash flow from operating activities:
Net loss....................................................  $(43,506)  $(15,515)
Adjustments to reconcile net loss to net cash used in
  operating activities:
Compensation expense for grant of non-employee stock options
  and warrant issuances.....................................       411        321
Amortization of deferred stock compensation expense.........     3,910      2,419
Depreciation and amortization...............................     1,605        902
Amortization of debt discount...............................       516       (788)
Minority interest...........................................       (76)        --
Amortization of goodwill, intangibles and in-process
  research and development..................................     5,491         --
Changes in operating assets and liabilities:
  Accounts receivable.......................................   (12,628)      (322)
  Prepaid expenses and other current assets.................      (728)    (1,323)
  Accounts payable and liabilities..........................    10,370      3,559
  Deferred revenue..........................................        24       (614)
                                                              --------   --------
    Net cash used in operating activities...................   (34,611)   (11,361)
                                                              --------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................    (5,925)    (2,330)
  Proceeds from the sale of short-term investments..........        --      2,166
  Acquisitions, net of cash acquired........................   (14,817)      (683)
  Proceeds from the sale of Interface product lines.........     1,906         --
  Other assets..............................................        --       (717)
                                                              --------   --------
    Net cash used in investing activities...................   (18,836)    (1,564)
                                                              --------   --------
Cash flows from financing activities:
  Increase in borrowings....................................        --      2,781
  Repayments of borrowings..................................    (1,509)    (1,288)
  Proceeds from issuance of preferred stock and warrants,
    net.....................................................        --     18,639
  Proceeds from issuance of common stock and warrants,
    net.....................................................    77,603     55,768
  Issuance of common stock upon exercise of stock options...     6,607      1,275
                                                              --------   --------
    Net cash provided by financing activities...............    82,701     77,175
                                                              --------   --------
Effect of exchange rate fluctuations on cash................      (326)       (35)
Net (decrease) increase in cash and cash equivalents........    28,928     64,215
Cash and cash equivalents, beginning of period..............    60,544      4,556
                                                              --------   --------
Cash and cash equivalents, end of period....................  $ 89,472   $ 68,771
                                                              ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest..................  $     58   $     92
                                                              ========   ========
Noncash investing and financing activities:
  Deferred compensation expense associated with stock option
    activity................................................  $  7,335   $  7,272
                                                              ========   ========
  Equity issued in connection with the Interface
    acquisition.............................................  $ 71,969         --
                                                              ========   ========

                        TUMBLEWEED COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

    The condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of Tumbleweed's financial position and operating results for the interim periods presented.

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

    In addition, Tumbleweed's consolidated financial statements also include the six months results of Tumbleweed Communications K.K. ("TKK"), as of September 30, 2000, for the nine months ended September 30, 2000. TKK was a wholly owned subsidiary in Japan until August 31, 1999 when TKK sold 200 shares of its common stock representing a 50% ownership interest in TKK. As such, the results of TKK for the period from September 1, 1999 through March 31, 2000 were accounted for on the equity method of accounting rather than the consolidation method. On May 15, 2000, Tumbleweed repurchased 5% of the outstanding shares of the jointly owned Japanese subsidiary, increasing Tumbleweed's ownership position to 55%. As a result, Tumbleweed owns a controlling interest of the Japanese subsidiary and began accounting for the Japanese subsidiary under the consolidation method effective April 1, 2000. On August 29, 2000, Tumbleweed repurchased an additional 25% of the outstanding shares of the jointly owned Japanese subsidiary, increasing Tumbleweed's ownership position to 80%. No pro forma financial information has been presented due to the insignificance of the TKK stock repurchase. All significant intercompany accounts and transactions have been eliminated in consolidation.

    With the completion of the Interface acquisition, included in Tumbleweed's consolidated financial statements are the Interface Balance Sheet figures as of September 30, 2000, and the operating activity for the period from September 1, 2000 through September 30, 2000.

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

                                            THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30, 1999   SEPTEMBER 30, 1999
                                            ------------------   ------------------
                                               (UNAUDITED)          (UNAUDITED)
Revenue:
  Tumbleweed..............................       $ 1,685               $  3,386
  Worldtalk...............................         2,986                  8,829
                                                 -------               --------
    Combined..............................       $ 4,671               $ 12,215
                                                 =======               ========
Net loss:
  Tumbleweed..............................       $(4,969)              $(11,022)
  Worldtalk...............................        (1,903)                (4,493)
                                                 -------               --------
    Combined..............................       $(6,872)              $(15,515)
                                                 =======               ========

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
                                                              -------
                                                              $10,803
                                                              =======

    On September 1, 2000, Tumbleweed completed the acquisition of Interface Systems, Inc. ("Interface"). Pursuant to the merger agreement, each outstanding share of Interface common stock was converted into the right to receive 0.264 shares of Tumbleweed's common stock upon the closing of the merger. As of the closing date of the acquisition, there were 4,731,856 shares of Interface common stock outstanding, which in turn were converted into 1,249,210 shares of Tumbleweed common stock. Tumbleweed also assumed all outstanding options and warrants of Interface. As of September 1, 2000, there were options and warrants to purchase of 886,018 shares of Interface common stock. The transaction is being treated as a purchase for accounting purposes. Accordingly, Tumbleweed expensed $2.0 million of acquired in-process research and development, and recorded unearned compensation and goodwill and other intangibles of $66.4 million to be amortized over periods ranging from one to three years. We have divested the Interface businesses other than L2i. These businesses comprised a substantial majority of the historical operating results of Interface.

(3)  NET LOSS PER SHARE

    Net loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted

                        TUMBLEWEED COMMUNICATIONS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  NET LOSS PER SHARE (CONTINUED)
average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise outstanding shares of common stock issued to certain officers but subject to ratable repurchase by Tumbleweed if such officers do not remain employees through August 1999, and incremental common and preferred shares issuable upon the exercise of stock options and warrants and upon the conversion of Series A, Series B, and Series C preferred stock. The potential common shares issuable under stock options and the potential warrants to purchase common shares have been excluded from the determination of diluted net loss per share for all periods because the effect of such shares would have been anti-dilutive.

(4)  STOCKHOLDERS' EQUITY

    On August 1, 2000, Tumbleweed completed a primary and secondary public offering of 3,000,000 shares of its common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by Tumbleweed and 1,500,000 secondary shares were sold by stockholders of Tumbleweed. Tumbleweed did not receive any of the proceeds from shares sold by its stockholders. Net proceeds of $77.6 million from the offering of primary shares will be used for working capital and other general corporate purposes. In addition, Tumbleweed may use a portion of the net proceeds to acquire complementary products, technologies or businesses.

    Deferred compensation expense is recorded in connection with the grant of certain stock options to non-employees and employees at exercise prices less than the deemed fair value on the grant date. During the three months ended September 30, 2000, we recorded aggregate deferred stock compensation expense of $5.3 million. The deferred compensation for the three months ended
September 30, 2000, is a combination of $2.3 million related to the Interface acquisition and $3.0 million resulting from the volatility of Tumbleweed's stock price combined with certain stock options granted to employees with exercise prices below the market value on the date of grant. The deferred stock compensation expense is being amortized on an accelerated basis over the vesting period of the options, which is generally four years.

(5)  SEGMENT INFORMATION

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

                        TUMBLEWEED COMMUNICATIONS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  SEGMENT INFORMATION (CONTINUED)
    Revenue information regarding operations in the different geographic regions is as follows (in thousands):

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          -------------------   -------------------
                                            2000       1999       2000       1999
                                          --------   --------   --------   --------
North America...........................  $ 9,466     $3,649    $19,964    $ 8,914
Europe..................................    1,901        704      5,990      2,269
Asia....................................    1,067        318      3,180      1,032
                                          -------     ------    -------    -------
    Total...............................  $12,434     $4,671    $29,134    $12,215
                                          =======     ======    =======    =======

    Revenue aggregating 15% for the three months ended September 30, 2000, was generated from one customer. There were no customers representing 15% or more of total revenue for the three months ended September 30, 1999, or the nine months ended September 30, 2000 and 1999.

(6)  RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. To date, Tumbleweed has not entered into any derivative financial instruments or hedging activities.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended by SAB No. 101B, and any resulting change in accounting principle that a registrant would have to report, will be adopted no later than Tumbleweed's fiscal quarter ending December 31, 2000. Tumbleweed does not expect the application of SAB No. 101 to have a material effect on its financial position or results of operations, nor do we expect to report a change in accounting principle resulting from its application.

(7)  CONTINGENCIES

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

    Tumbleweed intends vigorously to defend these lawsuits and seek their dismissal. On September 27, 2000, Tumbleweed filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative,

                        TUMBLEWEED COMMUNICATIONS CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  CONTINGENCIES (CONTINUED)
motion to transfer the lawsuits to the Eastern District of Michigan. Plaintiffs' responsive filings are due on November 20, 2000. Although Tumbleweed believe these actions to be without merit, no prediction of the ultimate outcome can be made at this time and the outcome may harm our business. In addition, Tumbleweed cannot fully assess the merits of the lawsuits at this time and, in any event, the costs in defending these complaints could harm future operating results.

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

    On September 1, 2000, Tumbleweed completed the acquisition of Interface Systems, Inc. ("Interface"). Interface's Legacy to internet (L2i) products and services simplify the process of transforming and using data found in legacy computer systems into electronic content that is easy to distribute and use online. The L2i products adapt legacy print streams and other data types to the Internet and intelligently convert them into formats such as Portable Document Format, HyperText Markup Language or eXtensible Markup Language for use online. The combination of L2i with Tumbleweed IME will give our customers a comprehensive, end-to-end solution for electronic statement presentment.

    Tumbleweed's revenue consists of (i) license revenue, (ii) services revenue and (iii) transaction revenue. License revenue consists of initial license fees and the sale of distribution rights. License revenue typically is recognized upon the later of customer acceptance or software shipment. Revenue from the sale of distribution rights is recognized upon the execution of a distribution agreement. Services revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation are recognized upon acceptance of the installation, and time and material billing while all other consulting fees are recognized based on percentage of completion. Support and maintenance fees are paid for ongoing customer support as well as for the right to receive future upgrades of our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Transaction revenue is based on the volume of transactions by our customers, and the related revenue is recognized based on payment schedules and transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

    The composition of the top 5 customers changes from quarter to quarter. For the nine months ended September 30, 2000 and 1999, our top five customers contributed 18% and 28% of total revenue, respectively.

    A substantial portion of Tumbleweed's revenue relates to international customers or operations. Most of Tumbleweed's contracts are denominated in U.S. dollars. However, in the future, an increasing number of contracts may be denominated in foreign currencies. Tumbleweed currently does not have hedging or similar arrangements to protect us against foreign currency fluctuations. Therefore, we increasingly may be subject to currency fluctuations, which could harm our operating results in future periods. On
May 15, 2000, we repurchased from Hikari 5% of the outstanding stock of Tumbleweed KK ("TKK"), for a price of approximately $700,000. As a result, Tumbleweed owns a controlling interest of the Japanese subsidiary and began accounting for the Japanese subsidiary under the consolidation method effective April 1, 2000. On August 29, 2000, Tumbleweed repurchased an additional 25% of the outstanding shares of the jointly owned Japanese subsidiary, increasing Tumbleweed's ownership position to 80%.

    Tumbleweed's future net income and cash flow may be adversely affected by limitations on its ability to apply net operating losses for federal income tax reporting purposes against taxable income in future periods, including limitations due to ownership changes, as defined in Section 382 of the Internal Revenue Code, arising from issuances of its stock.

    On August 1, 2000, Tumbleweed completed a primary and secondary public offering of 3,000,000 shares of its common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by Tumbleweed and 1,500,000 secondary shares were sold by stockholders of Tumbleweed. Tumbleweed will not receive any of the proceeds from shares sold by its stockholders. Net proceeds of $77.6 million from the offering of primary shares will be used for working capital and other general corporate purposes. In addition, Tumbleweed may use a portion of the net proceeds to acquire complementary products, technologies or businesses.

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

    REVENUE. Revenue is comprised of license revenue, services revenue and transaction fees revenue. Total revenue from continuing product lines for the three months ended September 30, 2000 increased 183% to $12.4 million from $4.4 million (excluding revenue of $273,000 from discontinued product lines) for the same three months in 1999. Total revenue from continuing product lines for the nine months ended September 30, 2000 increased 171% to $29.1 million from $10.7 million (excluding $1.5 million from discontinued product lines) for the same nine months in 1999. Total revenue from continuing product lines increased in both periods due to increases in license revenue and services revenue and transaction fees revenue.

    License revenue for the three months ended September 30, 2000 increased 147% to $7.6 million from $3.1 million for the same three months in 1999. License revenue for the nine months ended September 30, 2000 increased 128% to $18.6 million from $8.2 million for the same nine months in 1999. License revenue increased due to bringing new customers into production and to additional license fees paid by existing customers.

    Services revenue for the three months ended September 30, 2000 increased 150% to $2.5 million from $1.0 million for the same three months in 1999. Services revenue for the nine months ended September 30, 2000 increased 190% to $6.0 million from $2.1 million for the same nine months in 1999. The increase in services revenue was due to an increase in contract development work by our professional services organization, and, to a lesser extent, increases in maintenance fees.

    Transaction fees revenue for the three months ended September 30, 2000 increased 632% to $2.3 million from $318,000 for the same three months in 1999. Transaction fees revenue for the nine months ended September 30, 2000 increased 773% to $4.6 million from $524,000 for the same nine months in 1999. The increase in transaction fees revenue resulted from transaction fee payments made by new customers who launched IME-based services as well as the increasing revenue related to transaction fee payments from existing customers.

    Total revenue from the Tumbleweed IME product line for the three months ended September 30, 2000 increased 236% to $5.7 million from $1.7 million for the same three months in 1999. Total revenue from the Tumbleweed IME product line for the nine months ended
September 30, 2000 increased 364% to $15.7 million from $3.4 million for the same nine months in 1999. These increases were due to increases in license, services and transaction fees revenue. License revenue from the IME product line for the three months ended September 30, 2000 increased 229% to $2.7 million from $828,000 for the same three months in 1999. License revenue from the IME product line for the nine months ended September 30, 2000 increased 343% to $8.5 million from $1.9 million for the same nine months in 1999. The increases in license revenue were due to bringing new customers into production and to additional license fees paid by existing customers. Services revenue from the IME product line for the three months ended September 30, 2000 increased 157% to $1.4 million from $539,000 for the same three months in 1999. Services revenue from the IME product line for the nine months ended September 30, 2000 increased 270% to $3.5 million from $947,000 for the same nine months in 1999. The increases in services revenue were due to an increase in contract development work by our professional services organization, and, to a lesser extent, increases in maintenance fees. Transaction fees revenue from the IME product line for the three months ended September 30, 2000 increased 384% to $1.5 million from $319,000 for the same three months in 1999. Transaction fees revenue from the IME product line for the nine months ended September 30, 2000 increased 609% to $3.7 million from $524,000 for the same nine months in 1999. The increases in transaction fees revenue resulted from minimum transaction fee payments made by new customers who launched IME based services.

    Total revenue from the Tumbleweed MMS product line for the three months ended September 30, 2000 increased 142% to $6.5 million from $2.7 million for the same three months in 1999 (excluding revenue of $272,000 from discontinued products). Total revenue from the Tumbleweed MMS product line for the nine months ended September 30, 2000 increased 79% to $13.2 million from $7.4 million for the same nine months in 1999 (excluding revenue of $1.5 million from discontinued products). These increases were due to increases in license, services and transaction fees revenue. License revenue from the MMS product line for the three months ended September 30, 2000 increased 114% to $4.8 million from $2.3 million for the same three months in 1999. License revenue from the MMS product line for the nine months ended September 30, 2000 increased 60% to $10.0 million from $6.3 million for the same nine months in 1999. The increases in license revenue were due to bringing new customers into production. Services revenue from the MMS product line for the three months ended September 30, 2000 increased 107% to $953,000 from $460,000 for the same three months in 1999. Services revenue from the MMS product line for the nine months ended
September 30, 2000 increased 108% to $2.3 million from $1.1 million for the same nine months in 1999. The increases in services revenue were due to an increase in contract development work by our professional services organization, and to a lesser extent, increases in maintenance fees and training. Transaction fees for the three and nine months ended September 30, 2000 were $786,000 and $856,000, respectively, compared to $0 in the three and nine months ended September 30, 1999.

    Due to the September 1, 2000, closing date for the Interface acquisition by Tumbleweed, there is no historical comparisons for the L2i revenue. Total revenue from the Tumbleweed L2i product line for the three and nine months ended September 30, 2000 was $222,000.

    COST OF REVENUE. Cost of revenue is comprised of license cost, services cost and transaction fees cost. License cost is primarily comprised of royalties paid to third parties for software licensed by Tumbleweed for inclusion in our products. Services cost is comprised primarily of personnel and overhead costs related to customer support and contract development projects. Transaction fees cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products and hardware and band-width costs associated with hosting IME servers for some customers. Total cost of revenue for the three months ended September 30, 2000 increased 134% to $3.6 million from $1.5 million for the same three months in 1999. Total cost of revenue for the nine months ended September 30, 2000 increased 154% to $9.0 million from $3.5 million for the same nine months in 1999. The increase in total cost of revenue corresponds to increased revenues.

    License cost for the three months ended September 30, 2000 increased 107% to $514,000 from $248,000 for the same three months in 1999. License cost for the nine months ended September 30, 2000 increased 121% to $1.1 million from $490,000 for the same nine months in 1999. License costs increased due to increased sales of products containing software licensed from third parties.

    Services cost for the three months ended September 30, 2000 increased 140% to $3.0 million from $1.2 million for the same three months in 1999. Services cost for the nine months ended September 30, 2000 increased 160% to $7.8 million from $3.0 million for the same nine months in 1999. The increase was primarily due to increased personnel costs supporting an increase in new contract development projects and increases in facilities-related expenses.

    Transaction fees cost for the three months ended September 30, 2000 increased 121% to $53,000 from $24,000 for the same three months in 1999. Transaction fees cost for the nine months ended September 30, 2000 increased 120% to $97,000 from $44,000 for the same September months in 1999. The increases in transaction fees cost resulted from royalties due on transaction fees revenue and, to a lesser extent, depreciation expense and connectivity costs incurred in generating transaction revenue.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of engineering and related costs associated with the development of Tumbleweed applications, quality assurance and testing. Research and development expenses for the three months ended September 30, 2000 increased 83% to $4.2 million from $2.3 million for the same three months in 1999. Research and development expenses for the nine months ended September 30, 2000 increased 66% to $10.2 million from $6.2 million for the same nine months in 1999. The increases were primarily due to an increase in personnel needed to support ongoing development of Tumbleweed's products and new applications for our target markets, increases in average salaries for development personnel in order to provide a competitive salary in today's marketplace and increased facilities related expenses. We expect that research and development expenses will increase in absolute dollars in future periods due to increased personnel required to support new projects that will allow us to expand the functionality of the core IME and MMS platforms, increase the number of vertical applications built for the our target markets and integrate with a wider array of third party software packages.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses for the three months ended September 30, 2000 increased 99% to $10.8 million from $5.4 million for the same three months in 1999. Sales and marketing expenses for the nine months ended September 30, 2000 increased 117% to $27.7 million from $12.7 million for the same nine months in 1999. The increase in sales and marketing expenses was primarily due to increased sales staffing, an increase in the number of offices in Europe and increased incentive compensation costs. We expect that sales and marketing expenses will increase in absolute dollars in future periods as we expand into new target markets and geographic areas. We plan to significantly increase the number of our sales and marketing personnel worldwide throughout 2001.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and support costs for our finance, legal and human resources departments as well as professional fees. General and administrative expenses for the three months ended September 30, 2000 increased 45% to $2.9 million from $2.0 million for the same three months in 1999. General and administrative expenses for the nine months ended September 30, 2000 increased 76% to $6.9 million from $3.9 million for the same nine months in 1999. The increase in general and administrative expenses was due to an increase in legal fees corresponding to the patent infringement lawsuit we brought against The docSpace Company, Inc., which is still pending, as well as increased staffing expenses and professional fees. We expect that general and administrative expenses will increase in absolute dollars in future periods as we continue to grow our infrastructure.

    DEFERRED COMPENSATION EXPENSE. Deferred compensation expense is recorded in connection with the grant of certain stock options to non-employees and employees at exercise prices less than the deemed fair value on the grant date. During the three months ended September 30, 2000, we recorded aggregate deferred stock compensation expense of $5.3 million compared to $2.8 million for the same three months in 1999. The increase in deferred compensation for the three months ended September 30, 2000, is a combination of $2.3 million related to the Interface acquisition and $3.0 million resulting from the volatility of Tumbleweed's stock price combined with certain stock option commitments made to employees which were not processed in a timely fashion. During the nine months ended September 30, 2000, we recorded aggregate deferred stock compensation expense of $7.3 million compared to $7.3 million for the same nine months in 1999. The deferred stock compensation expense is being amortized on an accelerated basis over the vesting period of the options, which is generally four years. Of the total deferred stock compensation expense, $1.9 million and $1.1 million was amortized in the three months ended September 30, 2000 and 1999, respectively. Of the total deferred stock compensation expense, $4.3 million and $2.4 million was amortized in the nine months ended September 30, 2000 and 1999, respectively.

    MERGER RELATED AND RESTRUCTURING EXPENSES. Merger related and restructuring expenses, which were recorded in connection with the acquisition of Worldtalk, are primarily comprised of investment banker's fees, legal fees, severance payments and accounting and printer fees. Merger related and restructuring expenses for the nine months ended September 30, 2000 were $10.8 million.

    OTHER INCOME, NET. Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net, for the three months ended September 30, 2000 increased 4% to $991,000 from $956,000 for the same three months in 1999. Other income, net, for the nine months ended
September 30, 2000 increased 65% to $2.1 million from $1.3 million for the same nine months in 1999. The increases in other income, net, are due to increased cash balances invested in money market accounts and commercial paper. The increase in cash balances available for investment resulted from proceeds from the issuance of equity securities, including common stock issued in our initial public offering completed in August 1999 and our secondary offering completed in August of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through the issuance of equity securities. On September 30, 2000, we had $89.5 million in cash and cash equivalents. This amount includes approximately $77.6 million in net proceeds from our public offering completed in August 2000.

    Net cash used in operating activities for the nine months ended
September 30, 2000 was $34.6 million. Cash used in operating activities was primarily the result of net operating losses, offset by certain non-cash charges and increases in accounts payable and other liabilities, and an increase in accounts receivable.

    Net cash used in investing activities for the nine months ended
September 30, 2000 was $18.8 million. Net cash used in investing activities was primarily the result of the cost associated with the interface acquisition, capital expenditures related to facilities expansion and increased personnel as well as the TKK stock repurchase.

    Net cash provided by financing activities for the nine months ended September 30, 2000 was $82.7 million. Cash provided by financing activities was primarily attributable to net proceeds of the public offering completed in August, 2000, and to a lesser extent, the issuance of common stock upon exercise of stock options, offset by the repayments of credit facilities and capital lease obligations.

    As of September 30, 2000, our principal commitments consisted of obligations outstanding under equipment and operating leases. Our equipment leases require payment of rental fees to third party leasing providers at interest rates of approximately 8.45%. In most cases, we have no obligations to purchase the equipment at the end of the lease term. We anticipate a substantial increase in capital expenditures consistent with potential growth in operations, infrastructure and personnel.

    In July 1998, we entered into an agreement with a bank, which included a $1.5 million revolving credit facility, with availability based on outstanding accounts receivable, and a $1.75 million equipment loan facility. Borrowings under the credit facility and equipment facility carry interest at the prime rate plus 0.5% and 0.75%, respectively, with interest payable monthly. Borrowings under the equipment facility are due in 36 equal monthly installments and are secured by certain assets of Tumbleweed. As of September 30, 2000, total borrowings under the equipment loan facility were $1.2 million in the aggregate and $300,000 remained available under the facility. There were no borrowings under the credit facility as of September 30, 2000.

    On December 30, 1998, Tumbleweed entered into a loan and security agreement comprised of a $1.5 million line of credit, which expired on December 29, 1999 and a $250,000 term facility, which expires on December 29, 2000, bearing interest at the prime rate (9.5% and 7.75% as of December 1999 and 1998) plus 0.25% and prime rate plus 0.50%, respectively. The agreement is collateralized by the assets of Tumbleweed, contains certain financial covenants and restricts Tumbleweed's ability to incur other indebtedness and pay dividends. As of September 30, 2000, borrowings under the term facility were $42,000.

    In September 1999, we entered into a $525,000 financing arrangement with another company to finance our directors' and officers' liability insurance premium. Borrowings under the loan agreement are payable in nine equal monthly installments of $60,000. As of September 30, 2000, there were no borrowings outstanding under this financing arrangement.

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

    Tumbleweed has only a limited operating history upon which an evaluation can be based. Accordingly, Tumbleweed's prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like secure messaging services and solutions. Tumbleweed incurred net losses of $43.5 million in the nine months ended September 30, 2000 and

$24.2 million in the year ended December 31, 1999. As of September 30, 2000, Tumbleweed had incurred cumulative net losses of $108.8 million.

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

    TUMBLEWEED'S QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT
     FLUCTUATIONS.

    As a result of Tumbleweed's limited operating history and the emerging nature of the markets in which it competes, Tumbleweed may not be able to accurately forecast its revenue or expenses. Tumbleweed's success is dependent upon its ability to enter into and maintain strategic relationships with customers and to develop and maintain volume usage of its products by its customers and their end-users. Tumbleweed's revenue has fluctuated and its quarterly operating results will continue to fluctuate based on the timing of the execution of new customer licenses in a given quarter. Tumbleweed's license revenue is comprised entirely of initial license and distribution fees. As a result, Tumbleweed will be required to regularly and increasingly sign additional customers with substantial initial license fees on a timely basis to realize comparable or increased license revenue.

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

    Tumbleweed's services revenue historically has been comprised largely of implementation, customization and consulting fees. Tumbleweed's ability to receive revenue from services is subject to multiple risks, including the risk that Tumbleweed may not be able to meet increasing customer demand because of a lack of adequately trained personnel, and the risk that customers may not timely accept the services provided and delay payment for such services.

    Tumbleweed's transaction revenue historically has been comprised of contractual transaction minimums. Tumbleweed's ability to increase its transaction revenue through increased transaction volume depends on increased usage of Tumbleweed's products by its customers and their end users. Unless and until Tumbleweed has developed a significant and recurring transaction-based revenue stream from communications that are sent with its services, its revenue will continue to fluctuate significantly.

    Because of the risks associated with each type of revenue, Tumbleweed may be unable to achieve and recognize quarterly or annual revenue consistent with its historical operating results or expectations.

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

    - its ability to timely collect fees owed by customers;

    - the announcement or introduction of new or enhanced products and services in the secure online communications or document delivery markets; and

    - acquisitions that it completes or proposes, including Worldtalk and Interface Systems, Inc. ("Interface").

    As a result of these factors, Tumbleweed believes that quarter-to-quarter comparisons of its revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Because Tumbleweed's staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of its costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. If Tumbleweed is unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on its operating results. Moreover, Tumbleweed's operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors due to any of a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure Tumbleweed's performance. If this occurs, Tumbleweed would expect to experience an immediate and significant decline in the trading price of its stock.

    A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A HIGH PERCENTAGE OF TUMBLEWEED'S
     REVENUE AND THE FAILURE TO MAINTAIN OR EXPAND THESE RELATIONSHIPS COULD HARM ITS BUSINESS.

    The loss of one or more of Tumbleweed's major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm its business and prospects. Five customers comprised approximately 18% of Tumbleweed's revenue in the first nine months of fiscal 2000, and 24% of its revenue in fiscal 1999. Tumbleweed expects that a small number of customers will continue to account for a substantial portion of its revenue for the foreseeable future.

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

    THE MARKETS FOR ENHANCED ONLINE COMMUNICATION SERVICES GENERALLY, AND FOR
     TUMBLEWEED'S PRODUCTS SPECIFICALLY, ARE NEW AND MAY NOT DEVELOP.

    The market for Tumbleweed's products and services is new and evolving rapidly. If the market for Tumbleweed's products and services fails to develop and grow, or if its products and services do not gain broad market acceptance, its business and prospects will be harmed. In particular, Tumbleweed's success will depend upon the adoption and use by current and potential customers and their end-users of secure online communication services. Tumbleweed's success will also depend upon acceptance of its technology as the standard for providing these services. The adoption and use of Tumbleweed's products and services will involve changes in the manner in which businesses have traditionally exchanged information. In addition, sales and marketing of Tumbleweed's products and services is to a large extent under the control of its customers. In some cases, Tumbleweed's customers have little experience with products, services and technology like those offered by us. Tumbleweed's ability to influence usage of its products and services by customers and end-users is limited. For example, the usage of Tumbleweed IME by the end-users of Tumbleweed's service provider customers has been limited to date. Tumbleweed has spent, and intends to continue to spend, considerable resources educating potential customers and their end-users about the value of its products and services. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for Tumbleweed's products and services, or its growth rate, if any. Moreover, Tumbleweed cannot predict whether its products and services will achieve any market acceptance. Tumbleweed's ability to achieve its goals also depends upon rapid market acceptance of future enhancements of its products and Tumbleweed's ability to identify new markets as they emerge. Any enhancement that is not favorably received by customers and end-users may not be profitable and, furthermore, could damage Tumbleweed's reputation or brand name. Any failure to identify and address new market opportunities could harm Tumbleweed's business and prospects.

    THE MARKETS TUMBLEWEED ADDRESSES ARE HIGHLY COMPETITIVE AND RAPIDLY
     CHANGING, AND IT MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

    Tumbleweed may not be able to compete successfully against current and future competitors, and the multiple competitive pressures it faces could harm its business and prospects. For example, Tumbleweed IME is an alternative to traditional mail and courier delivery services, such as those offered by Federal Express Corporation, UPS or the U.S. Postal Service, and to general purpose e-mail applications and services. As such, Tumbleweed competes with these options. Tumbleweed's direct competition mainly comes from other online communication service providers of various sizes, some of which have products that are intended to compete directly with our products. Examples of online communication service providers include Automatic Data Processing, Inc., Content Technologies (recently acquired by Baltimore Technologies plc), Elron Software, Inc., Entelagent Software, SRA International, Inc., Critical Path, Inc., VeriCert.com, e-Parcel, LLC, PostX Corporation and ZixIt Corporation. In addition, companies with which Tumbleweed does not presently directly compete may become competitors in the future, either through the expansion of their products and services or through their product development in the area of secure online communication services. These companies could include America Online, Inc./Netscape Communications Corporation, International Business Machines Corporation/Lotus Development Corporation, Microsoft Corporation and VeriSign, Inc.

    TUMBLEWEED FACES TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY
     PREVENT IT FROM SUCCESSFULLY INTEGRATING WORLDTALK, INTERFACE, OR ANY OTHER COMPANY IT MAY ACQUIRE.

    The integration of the Worldtalk Communications Corporation business and the Interface Systems, Inc. business, including the technology, operations and personnel of each of them, has been and will be a complex, time consuming and expensive process that may disrupt Tumbleweed's business if not completed in a timely and efficient manner. Additionally, the integration of any other company or business Tumbleweed may acquire in the future will be a complex, time consuming and expensive process that may disrupt its business if not completed in a timely and efficient manner. Whenever an acquisition is completed, Tumbleweed must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. In particular, Tumbleweed is currently evaluating and upgrading its management information systems and establishing uniformity among its systems and those formerly operated by Worldtalk and Interface. Tumbleweed will be required to do the same for any subsequently acquired company. Tumbleweed may encounter substantial difficulties, costs and delays involved in integrating the operations of the Worldtalk, Interface, or any other company, including:

    - potential inability to fully integrate products;

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

    TUMBLEWEED'S PRODUCT DEVELOPMENT EFFORTS MAY BE HINDERED BY A VARIETY OF
     FACTORS.

    Tumbleweed's new product releases may not be as timely scalable, or successful enough to meet customers' requirements. In addition, Tumbleweed also faces certain risks associated with the ongoing integration of the Worldtalk technology and Interface technology. For example, because Worldtalk has historically based its products on an NT platform and Tumbleweed has created a platform-independent architecture for the Tumbleweed IME products, the integration of products from Worldtalk may result in unanticipated architectural incompatibilities that would require additional time and engineering resources to resolve. The loss of key engineering personnel from Worldtalk, Interface or any other entities Tumbleweed may acquire may increase the time and resources needed to resolve these and other technical integration issues. Tumbleweed's offices and Interface's offices are in different locations, which may create coordination issues and could increase employee turnover. In addition, the installation of integrated or complementary software products at customer sites may result in difficulties associated with customer-specific installation processes.

    TUMBLEWEED HAS EXPERIENCED RAPID GROWTH WHICH HAS PLACED A STRAIN ON ITS
     RESOURCES AND TUMBLEWEED'S FAILURE TO MANAGE GROWTH COULD CAUSE ITS BUSINESS TO SUFFER.

    Tumbleweed has expanded its operations rapidly and intends to continue this expansion. For example, the number of Tumbleweed's employees increased from 179 as of September 30, 1999 to 375 as of September 30, 2000. This expansion has placed, and is expected to continue to place, a significant strain on managerial, informational, and operational resources. To manage any further growth, Tumbleweed will need to enhance and improve its managerial capacity, and improve or replace its existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair Tumbleweed's ability to attract and service customers, and could cause Tumbleweed to incur higher operating costs and delays in the execution of Tumbleweed's business plan. Tumbleweed will also need to continue the expansion of Tumbleweed's operations and employee base. Tumbleweed's management may not be able to hire, train, retain, motivate and manage required personnel. In addition, Tumbleweed's management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If Tumbleweed cannot manage growth effectively, Tumbleweed's business and operating results could suffer.

    TUMBLEWEED HAS A LENGTHY SALES AND IMPLEMENTATION CYCLE WHICH COULD HARM
     TUMBLEWEED'S BUSINESS.

    If Tumbleweed is unable to license its services to new customers on a timely basis or if its existing and proposed customers and their end-users suffer delays in the implementation and adoption of Tumbleweed's services, Tumbleweed's revenue may be limited and business and prospects may be harmed. Tumbleweed's customers must evaluate its technology and integrate its products and services into the products and services they provide. In addition, Tumbleweed's customers may need to adopt a comprehensive sales, marketing and training program in order to effectively implement Tumbleweed IME. Finally, Tumbleweed must coordinate with its customers using its product for third-party communications in order to assist end-users in the adoption of its products in order to generate usage fees. For these and other reasons, the cycle associated with establishing licenses in order to generate initial license fees and implementation of Tumbleweed products in order to generate material transaction-based services revenue can be lengthy. This cycle is also subject to a number of significant delays over which Tumbleweed has little or no control. Forecasts about license revenue may be inaccurate as a result of any or all of these factors, and inaccurate forecasts may cause Tumbleweed's business, or market valuation, to suffer.

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

    TUMBLEWEED'S EXPANSION INTO INTERNATIONAL MARKETS MAY BE DIFFICULT OR
     UNPROFITABLE.

    Tumbleweed has recently begun to invest significant financial and managerial resources to expand its sales and marketing operations in international markets and has opened sales offices in Germany, the United Kingdom, Japan, France, Hong Kong, Australia, The Netherlands and Sweden. In the first nine months of fiscal 2000 and in fiscal 1999, Tumbleweed derived 37% and 41%, respectively, of its revenue from international operations. However, to date, Tumbleweed has limited experience in international operations and may not be able to compete effectively in international markets. A key component of its long-term strategy is to further expand into international markets, and Tumbleweed must continue to devote substantial resources to its international operations in order to succeed in these markets. In this regard, Tumbleweed may encounter difficulties such as:

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

    Tumbleweed's professional services organization assists its customers in implementing its products through software installation, integration with existing customer systems, contract engineering, consulting and training. If the professional services organization does not adequately assess customer requirements or address technical problems, customers may seek to discontinue their relationships with Tumbleweed due to dissatisfaction with the product or its customer support. Furthermore, these customers may realize lower transaction volume than they could have otherwise achieved because they did not fully capitalize on the product in ways that could have been addressed by Tumbleweed's professional services organization. Tumbleweed's products must be integrated with existing hardware and complex software products of its customers or other third parties, and its customers may not have significant experience with the implementation of products similar to its own. In addition, the provision of contract engineering and integration services is an increasingly important aspect of Tumbleweed's strategy to strengthen customer loyalty to its product and company. Therefore, Tumbleweed's business and future prospects significantly depend on the strength of its professional services organization and Tumbleweed's ability to leverage this organization by augmenting its reach through trained and qualified systems integrators.

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

    IF TUMBLEWEED LOSES THE SERVICES OF KEY MANAGEMENT PERSONNEL, ITS ABILITY TO
     DEVELOP OUR BUSINESS AND SECURE CUSTOMER RELATIONSHIPS WILL SUFFER.

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

    BECAUSE TUMBLEWEED PRODUCTS UTILIZE THE INTERNET, IF USE OF THE INTERNET
     DOES NOT INCREASE, THE LEVEL OF USE OF ITS PRODUCTS WILL SUFFER.

    If the Internet and other products and services necessary for the utilization of Tumbleweed's products are not sufficiently developed, fewer customers and end-users will use its products and its business will be harmed. In particular, the success of Tumbleweed's products and services will depend on the development and maintenance of adequate Internet infrastructure, such as a reliable network backbone with the necessary speed, data capacity and other features demanded by users. Moreover, Tumbleweed's success will also depend on the timely development of complementary products or services such as high-speed modems for providing reliable Internet access and services and this may not occur. Because the online exchange of information is new and evolving, the Internet may not prove to be a viable platform for secure online communication services in the long term. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users and frequency of use, or if its users require increasingly more resources, the Internet infrastructure may not be able to support the demands placed on it. As a result, the performance or reliability of the Internet may be harmed. This in turn could decrease the level of Internet usage and also the level of utilization of Tumbleweed products and services.

    GOVERNMENT REGULATION RELATING TO THE INTERNET MAY INCREASE COSTS OF DOING
     BUSINESS OR REQUIRE CHANGES IN TUMBLEWEED'S BUSINESS MODEL.

    Tumbleweed is subject to regulations applicable to businesses generally and laws or regulations directly applicable to companies utilizing the Internet. Although there are currently few laws and regulations directly applicable to the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws could cover issues like user privacy, pricing, content, intellectual property, distribution, taxation, antitrust, legal liability and characteristics and quality of products and services. The adoption of any additional laws or regulations could decrease the demand for Tumbleweed products and services and increase its cost of doing business or otherwise harm its business or prospects. Delays in the enactment of expected regulations may result in delayed software purchasing by our customers who are subject to such regulations, which in turn may harm our business.

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

    FUTURE SALES OF COMMON STOCK BY TUMBLEWEED STOCKHOLDERS COULD DEPRESS
     TUMBLEWEED'S STOCK PRICE.

    Tumbleweed cannot predict if future sales of its common stock, or the availability of its common stock for sale, will depress the market price for its common stock or its ability to raise capital by offering equity securities. In particular, on August 1, 2000, Tumbleweed completed a public offering of 3,000,000 shares of its common stock of which 1,500,000 shares were sold by stockholders of Tumbleweed including Hikari Tsushin. Sales of substantial amounts of common stock, or the perception that these sales could occur, may depress prevailing market prices for the common stock.

    INTERFACE SYSTEMS, INC., A TUMBLEWEED SUBSIDIARY, IS A DEFENDANT IN SEVERAL
     PURPORTED SECURITIES CLASS ACTION LAWSUITS.

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, Tumbleweed filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. Plaintiffs' responsive filings are due on November 20, 2000.

    Although Tumbleweed believes these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm Tumbleweed's business and operating results. Moreover, the costs in defending these complaints could harm future operating results.

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

                           INTEREST RATE SENSITIVITY

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of September 30, 2000, none of our cash equivalents were subject to market risk by range of expected maturity and weighted-average interest rates, not including money market funds because these funds are not subject to market risk.

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

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. Recently, all three of the complaints were amended. On September 27, 2000, Tumbleweed filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. Plaintiffs' responsive filings are due on November 20, 2000.

    Tumbleweed intends vigorously to defend these lawsuits and seek their dismissal. Although Tumbleweed believes these actions to be without merit, no prediction of the ultimate outcome can be made at this time and the outcome may harm our business. In addition, the costs in defending these complaints could harm future operating results.

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

    On August 1, 2000, Tumbleweed completed a primary and secondary public offering of 3,000,000 shares of its common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by Tumbleweed and 1,500,000 secondary shares were sold by stockholders of Tumbleweed. Tumbleweed will not receive any of the proceeds from shares sold by its stockholders. Net proceeds of $77.6 million from the offering of primary shares will be used for working capital and other general corporate purposes. In addition, Tumbleweed may use a portion of the net proceeds to acquire complementary products, technologies or businesses.

ITEM 6. EXHIBITS

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

Date: November 14, 2000

By:              /s/ JEFFREY C. SMITH
     -------------------------------------------
                   Jeffrey C. Smith
         Chairman of the Board, President and
               Chief Executive Officer
            (Principal Executive Officer)

Date: November 14, 2000

By:              /s/ JOSEPH C. CONSUL
     -------------------------------------------
                   Joseph C. Consul
              Vice President-Finance and
               Chief Financial Officer
           (Principal Financial Officer and
            Principal Accounting Officer)