Form 10-K
period 2000-12-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2001-03-30
CIK 1022509

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

    THE APPROXIMATE AGGREGATE MARKET VALUE OF THE COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT, BASED UPON THE LAST SALE PRICE OF THE COMMON STOCK REPORTED ON THE NASDAQ NATIONAL MARKET ON FEBRUARY 15, 2001 WAS APPROXIMATELY $97,090,144 (BASED ON THE CLOSING PRICE FOR SHARES OF THE REGISTRANT'S COMMON STOCK AS REPORTED ON THE NASDAQ NATIONAL MARKET OF $4.53 ON THAT DATE). SHARES HELD BY EACH OFFICER, DIRECTOR, AND HOLDER OF 5% OR MORE OF THE OUTSTANDING COMMON STOCK HAVE BEEN EXCLUDED IN THAT SUCH PERSONS MAY BE DEEMED AFFILIATES. THIS DETERMINATION OF AFFILIATE STATUS IS NOT NECESSARILY A CONCLUSIVE DETERMINATION FOR OTHER PURPOSES.

    THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF FEBRUARY 15, 2001 WAS 29,859,162.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Tumbleweed Communications Corp. Proxy Statement relating to the annual meeting of stockholders to be held on May 30, 2001 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events, including, but not limited to, implementing our business strategy and new pricing models; attracting and retaining customers; obtaining and expanding market acceptance of the products and services we offer; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in our industry and relevant markets; and competition in our market. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements are based on current beliefs, expectations and assumptions and involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update these forward-looking statements or to explain the reasons why actual results may differ. We reserve the right to update these statements for any reason, including the occurrence of material events. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risks and Uncertainties" contained herein, among other things, should be considered in evaluating our prospects and future financial performance.

                        TUMBLEWEED COMMUNICATIONS CORP.
                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                       --------
                                    PART I

Item 1   Business....................................................      4

Item 2   Properties and Facilities...................................     13

Item 3   Legal Proceedings...........................................     14

Item 4   Submission of Matters to a Vote of Security Holders.........     14

                                   PART II

Item 5   Market For The Registrant's Common Equity And Related
           Stockholder Matters.......................................     16

Item 6   Selected Financial Data.....................................     17

Item 7   Management's Discussion And Analysis of Financial Condition
           And Results of Operations.................................     20

Item 7a  Quantitative and Qualitative Disclosures About Market
           Risk......................................................     38

Item 8   Financial Statements And Supplementary Data.................     40

Item 9   Changes In And Disagreements With Accountants On Accounting
           And Financial Disclosure..................................     65

                                   PART III

Item 10  Directors And Executive Officers............................     66

Item 11  Executive Compensation......................................     66

Item 12  Security Ownership of Certain Beneficial Owners And
           Management................................................     66

Item 13  Certain Relationships And Related Transactions..............     66

                                   PART IV

Item 14  Exhibits, Financial Statement Schedules And Reports on Form
           8-K.......................................................     67

                                   TRADEMARKS

    Tumbleweed-Registered Trademark-, WorldSecure-Registered Trademark- and Worldtalk-Registered Trademark- are registered trademarks and Integrated Messaging Exchange-TM-, IME-TM-, Messaging Management System (MMS)-TM-, Tumbleweed Secure Redirect-TM-, Tumbleweed SPN-TM-, Tumbleweed Message Monitor-TM-, Tumbleweed Web Filter-TM-, WorldSecure/Mail-TM-, Secure Inbox-TM-, Secure Envelope-TM-, Tumbleweed IME Platform-TM-, Tumbleweed IME
Applications-TM-, IME Statements-TM-, Tumbleweed My Copy-TM-, Tumbleweed L2i-TM-, IME Developer-TM-, IME Messenger-TM-, IME Personalize-TM-, and IME Alert-TM- are our trademarks.

                                     PART I

ITEM 1--BUSINESS.

OVERVIEW

    We are a leading provider of mission-critical messaging solutions that enable organizations to manage and secure online business communications and processes. Our customers use our solutions to centrally control and monitor the corporate communications stream to comply with policies and government regulations, communicate securely with business partners, suppliers and customers, and integrate business communications and processes online. Tumbleweed software creates a foundation for automated legacy data extraction, preparation and secure two-way communication of sensitive or confidential business information, such as electronic statements and customer service inquiries. Tumbleweed solutions integrate with existing systems and end user behavior. Tumblweed solutions are centrally controlled by IT managers while remaining transparent to end users -- who do not need to deploy new software or behavior to comply with corporate security and communications policies.

INDUSTRY BACKGROUND

    E-mail has become a ubiquitous communications channel. Messaging applications that integrate business applications and business data with e-mail as a communications channel are poised to transform business communications--and business itself. The volume of e-mail traffic continues to demonstrate its transformation into a critical business tool. International Data Corporation estimates that the number of e-mail messages sent daily will grow from 5.3 billion in 1999 to 26.1 billion in 2005.

    To leverage the power of messaging applications businesses must address security, automation, legacy integration, and end user behavior issues. Messaging applications, effectively implemented, are active and engaging with global reach and full scalability. Messaging applications are the most cost-efficient means of bringing the benefits of the Internet to business processes.

    On the right messaging foundation, businesses can deploy messaging management and secure communications systems that address the significant challenges and opportunities created by the Internet.

TUMBLEWEED'S MESSAGING SOLUTIONS AND SERVICES

    We offer comprehensive messaging solutions that seamlessly integrate with existing business systems and e-mail networks and enable our customers to leverage the cost-efficiencies and productivity of Internet communications. Our solutions can be used independently or together to create a powerful and complete messaging solution for businesses. All of our solutions offer multi-level security using industry standards, universal access, and proven scalability for high volume message traffic.

TUMBLEWEED MESSAGING MANAGEMENT SOLUTIONS

    Our messaging management solutions enable companies to centrally control and monitor the Internet communications stream. By controlling and monitoring e-mail and browser-based communications our customers can better comply with their own internal corporate policies as well as government regulations. Our solutions combine not only all of the elements required to establish and manage communications policies but also allow for virus and spam protection, archival and regulatory compliance.

    Every day, high volumes of e-mail messages flow in and out of businesses carrying intellectual assets (such as business plans, engineering specifications, and contracts), personal communications, and harmful content such as viruses and spam. By neglecting to monitor and manage this communications stream, businesses risk:

    - Interception of valuable business data by competitors or hackers;

    - Loss of data and productivity from damage by viruses;

    - Clogging of network bandwidth by spam and recreational multimedia files;

    - Liability for accidental exposure of confidential customer or employee information;

    - Liability for the distribution of racist, sexist, or otherwise harmful content; and

    - Liability for violation of industry regulations (including, for example, SEC or health regulations).

    Businesses need to monitor and manage their communications so that e-mail can in fact become a tool for fast, cost-effective communications. They need to centrally manage and globally enforce communications policies. They need a solution that complements, rather than replaces, their e-mail infrastructure. They also need a solution that enforces communication controls automatically, without relying on the initiative or retraining of individual users.

    By integrating our solution for messaging management with existing e-mail networks, a business can take control of its online communications and set policies to apply content control, encryption, access control, attachment management, virus scanning and digital signatures to e-mail traffic. Because our solutions allow policies to be administered centrally and enforced universally across an enterprise, our server-based solutions offer several advantages over desktop solutions, including:

    - Rapid deployment (installed, configured, and tuned within a week);

    - Universal coverage (all e-mail communications are automatically managed);

    - Centralized policy enforcement (identification of sensitive digital information, including the use of industry-specific lexicons);

    - Expedited training (end users need not learn new procedures or new software tools); and

    - Cost-effectiveness (no expenses for end user training or distributing, installing, or maintaining new desktop software).

    Our messaging management products include Tumbleweed Messaging Management System (MMS), Tumbleweed Message Monitor and Tumbleweed Web Filter. Tumbleweed MMS includes a suite of process managers and optional applications that can be quickly configured to define and enforce the policies appropriate to a particular business. MMS CONTENT MANAGER scans messages and attachments for specific words or strings of words. When a policy violation is detected, MMS can take a number of actions, such as block, quarantine, archive, or defer delivery. With MMS ACCESS MANAGER, companies can set policies that restrict e-mail from certain senders or to certain recipients. For example, policies can block inbound messages from known problem or spam domains, or prevent confidential information from being sent to a competitor's e-mail domain. MMS VIRUS MANAGER uses integrated server-based anti-virus software from Network Associates to detect and optionally clean or strip infected attachments in both incoming and outgoing messages. Tumbleweed Message Monitor allows organizations to archive all or selected messages to an external device, such as an optical jukebox. Messages can be tagged with information such as violation type and retention period prior to archiving. Tumbleweed Message Monitor provides Web-based reviewer tools for performing queries and running reports. Tumbleweed Web Filter provides URL filtering and monitors HTTP and FTP traffic for inappropriate content, viruses, and malicious mobile code. Tumbleweed Web Filter can also monitor the content of Web-based e-mail and message board postings.

TUMBLEWEED SECURE COMMUNICATIONS SOLUTIONS

    Businesses use our secure communications solutions to establish secure Internet communications channels with partners, suppliers and customers. Our server-based solution integrates with existing e-mail networks and secures communications automatically. Without retraining users or changing desktop software, businesses can take advantage of the speed, convenience, and ubiquity of the Internet for communicating vital business information securely.

    A great deal of a business's most important communications--such as business plans, contracts and legal documents and engineering specifications--take place among branch offices, between branch offices and headquarters or among businesses and their long-standing partners and customers. Until now, businesses have not had a cost-effective solution for securing and automating these communications. Courier services, such as FedEx, are relatively secure, but much slower and more expensive than e-mail. Virtual Private Networks, or VPNs, typically involve the installation and maintenance of custom hardware and software. E-mail is fast and convenient, but not secure. E-mail risks exposing important confidential information to competitors and hackers. Businesses need a way to secure these communications--quickly, easily, and automatically. The solution should:

    - Complement rather than replace e-mail and IT systems at each site;

    - Be based on open standards, so that it works with whatever e-mail software and hardware a particular partner is using; and

    - Secure communications automatically, without requiring end users to learn new procedures or replace the desktop software they are already familiar with.

    By deploying our secure communication solutions, a business can create secure networks among its offices, partners, suppliers, and customers. Meanwhile, end users continue using their own e-mail software. Our server-based solution can automatically encrypt outgoing e-mail messages and sign them with an organization's digital certificate. Tumbleweed's solution also monitors, authenticates, and decrypts incoming messages, and delivers them as standard e-mail to the recipient's desktop. Security is automatic and transparent.

    For communications to individuals at locations outside the network, we offer Tumbleweed Secure Redirect, which encrypts messages and delivers them securely to the recipient's Web browser. Tumbleweed Secure Redirect enables businesses to automatically encrypt, deliver, and track communications to any Internet user with a standard e-mail program. The advantages of Tumbleweed's secure communications solutions are:

    - Universal coverage (all e-mail communications are automatically managed);

    - Expedited training (end users need not learn new procedures or new software tools); and

    - Cost-effective (no expenses for end user training or distributing, installing, or maintaining new desktop software).

    Our secure communication solutions also support secure ad hoc online communication with our IME platform and IME Messenger application. IME Messenger is an application that runs on the Tumbleweed Integrated Messaging Exchange
(IME) platform. Tumbleweed IME, a set of products and services that leverage the Internet and existing e-mail systems, is designed to enable secure, trackable online communication. IME Messenger enables secure, browser-based, person-to-person messaging. Using IME Messenger, Internet users can securely compose, send, receive, store and search messages and files.

    Our secure communications products are Tumbleweed MMS, Tumbleweed SPN, Tumbleweed Secure Redirect, Tumbleweed Secure Redirect Link.

TUMBLEWEED STATEMENT PRESENTMENT SOLUTIONS

    Using our statement presentment solutions, companies can create a foundation for the automated preparation, secure Internet delivery, tracking and managed response of sensitive business information. Our solutions integrate with existing systems, and can automatically extract legacy data and prepare statements for delivery. In addition, our solutions can automatically forward important communications to electronic archives. To receive a statement sent via Tumbleweed, an end user only needs an e-mail program and a browser. New desktop software is not required.

    Businesses send more than 20 billion paper bills annually. In the United States alone, there are more than 350 million financial accounts, each requiring the periodic delivery of statements. Businesses can save time and money and improve service by moving these paper statements online. In most industries, a paper statement costs between $1 and $1.50 to print and mail. Electronic statements delivered by our solutions cost significantly less because we eliminate printing and postage costs.

    E-mail and the Web are ubiquitous, and consumers are expecting to find more and more of their information online. If businesses deliver statements securely over the Internet, they can dramatically lower costs while improving service. Our solutions for statement delivery can dramatically lower communication costs and improve customer service. Tumbleweed's solution also provides a foundation for additional messaging services that can promote sales, increase customer loyalty, and streamline customer service.

    Our statement presentment solutions, Tumbleweed IME Statements, run on Tumbleweed Integrated Messaging Exchange (IME), a platform and set of applications for creating secure communications channels between a business and its customers, partners and suppliers. Tumbleweed IME Statements prepares, delivers, and tracks Internet statements. Businesses can provide each statement recipient with an IME Secure Inbox--a protected online repository for securely receiving, storing, organizing, searching, and forwarding online communications.

    Tumbleweed's solution for statement presentment offers several advantages over traditional paper-based delivery and other electronic delivery methods, including:

    - Cost reduction (no printing and mailing documents to customers);

    - Existing system integration (extracts statement information from business applications, databases, and mainframe print streams);

    - Universal delivery (reaches any Internet user with a standard e-mail program and a Web browser);

    - Security and authentication (includes passwords, PINs, and digital certificates);

    - Thorough tracking (enables businesses to create an audit trail or otherwise track the transmission and receipt of statements);

    - Payment system integration (integrates with payment systems, such as VeriSign's Payment Services); and

    - Cost-effective deployment (no expenses for end user training or distributing, installing, or maintaining new desktop software).

    Our statement delivery products include Tumbleweed IME, Tumbleweed IME Statements, Tumbleweed My Copy, and Tumbleweed L2i.

    Built upon the foundation of the IME Platform, IME applications integrate with e-mail and legacy systems, interact with business applications, and automate transactions and exchanges to provide a complete internal and external communications solution for the enterprise. These applications typically automate specific business processes, such as statement delivery for brokerages or positive pay in commercial banking. The Tumbleweed application, IME Statements, enables businesses to automatically compose, deliver, and track electronic documents, such as monthly statements, trade confirmations, and invoices. IME Statements can create statements from information in legacy databases or, using Tumbleweed L2i, it can extract, translate, and format the information from mainframe print streams. Tumbleweed's IME Developer package enables third parties and Tumbleweed customers to further customize IME applications or to develop new applications to run on the IME Platform.

TUMBLEWEED PROFESSIONAL SERVICES

    Our professional services organization provides consulting, integration engineering, custom application development, training and educational services and support used to build online communication systems based on our products.

    The following are examples of the professional services we offer:

    CUSTOM APPLICATION DEVELOPMENT, which extends the functionality of our solutions with custom engineering used to create unique online communication solutions that can be deployed to precisely meet a company's business needs.

    INTEGRATION CONSULTING, which allows our customers to integrate our solutions with existing technology infrastructure, including legacy systems, customer databases, support systems, and billing systems.

    DATA CENTER DESIGN AND INSTALLATION, which assists customers in designing communication services based on our products, including determining hardware requirements, backup and redundancy processes, and physically implementing our solution in the customer's data center. Our professional services organization may also provide ongoing support of the customer's data center.

    TECHNICAL TRAINING, which provides the customer with formal training in the administration and operation of our products and use of the Tumbleweed IME application programming interfaces.

    SUPPORT, which assists customers in managing Tumbleweed products they have deployed.

    Our products are generally deployed in business-critical environments, where highly responsive customer support is critical to the continuing success of the deployed solution. We maintain a centralized technical support group that is responsible for first-line and second-line customer support as well as distribution of products and documentation updates. This group works closely with our professional services and product development organizations in order to ensure continuity in the areas of problem resolution and priority response.

    We also offer extended customer assistance 24 hours a day, 7 days a week, for those customers requiring around the clock support. Pricing for such support is negotiated separately and is in addition to our standard fees.

    Professional services are performed for an additional fee and are offered in conjunction with the licensing or deployment of our products.

CUSTOMERS AND TARGET MARKETS

    Enterprise customers use Tumbleweed solutions to secure online communications and other business delivery processes originating within their own enterprise. These communications and processes reach customers, business partners, suppliers and employees. Examples of Tumbleweed customers include: ABN Amro Bank, American Century, American Express Travel Related Services Company, Inc., Amgen, Beckman Coulter, Inc., Broadcom Corporation, Commonwealth of Pennsylvania, Diners Club, the Food & Drug Administration, Gap Inc., JP Morgan Chase & Co., Merck, National Semiconductor Corp., Northern Trust, Phoenix Home Life Insurance Co., Salomon Smith Barney, Skandaniska Enskilda Banken AB, Union Miniere and Wachovia Securities, Inc.

    Tumbleweed also has a number of service provider customers that principally use Tumbleweed's IME solution to provide secure, outsourced online communications services to their customers. Examples of service providers include Canada Post, La Poste in France, Nippon Telegraph & Telephone Corporation, Norway Post, Pitney Bowes, Inc., Swiss Post, Toyo Information Systems, United States Postal Service and UPS.

    Tumbleweed solutions and related services are sold directly to enterprises across a number of vertical industries. Our strategic markets include: healthcare, banking, brokerage, insurance, pharmaceutical, government, manufacturing, technology and telecommunications. In addition, our solutions are offered through the service providers such as those listed above that offer their customers secure, reliable and trackable communication services for a fee. Tumbleweed's distribution strategy addresses the requirements of small companies and large enterprises alike. The primary geographic markets we are focused on are the United States, Japan, Germany and the UK. We have a reseller program for our messaging management solutions and may offer our other solutions through a reseller channel in the future.

STRATEGY

    Our objective is to provide comprehensive secure Internet messaging solutions to businesses worldwide. Key elements of our strategy are:

ESTABLISH TUMBLEWEED AS A LEADING PROVIDER OF MESSAGING SOFTWARE SOLUTIONS THAT OFFER CUSTOMERS INCREASED PRODUCTIVITY, LOWERED COSTS AND REDUCED LIABILITY.

    We intend to establish Tumbleweed messaging platforms as the leading foundation upon which to build mission-critical business communications. Our focus is on offering solutions that allow our customers to rapidly recoup their original investment and earn a significant return on that investment. Our customers use our solutions to increase their productivity, efficiency and reduce costs. By moving business processes online and extending messaging communications to include a number of different applications, our software solutions can eliminate costs associated with traditional paper, fax or voice-based business processes. Our solutions enable our customers to define and implement multi-layer security policies, ensuring the safe and efficient use of corporate e-mail systems and the privacy of confidential information. Through a direct sales force, a reseller channel and service-providers, we are pursuing customers in healthcare, pharmaceutical, banking, brokerage, insurance, telecommunications, technology and manufacturing.

FOCUS ON PROVIDING MESSAGING SOLUTIONS IN MARKETS WHERE WE HAVE SOLID MARKET TRACTION AND WHICH REPRESENT THE LARGEST OPPORTUNITIES FOR US.

    Our strategy is to offer messaging solutions with a number of key characteristics. We offer solutions that have a horizontal application across a number of vertical industries thereby reducing our exposure to any single specific vertical market. We focus on solutions that have a relatively short deployment time, and therefore a lower services load--reducing the cost of running our professional services organization and changing the mix of services revenue in our revenue stream. Our strategy is intended to ultimately help us improve our overall gross margins and serve our customers better. Our strategy is to target geographic markets where Internet usage has matured and where we have reached critical mass in product sales, such as the United States, Japan, the UK and Germany.

CULTIVATE A CHANNEL OF RESELLERS AND KEY SERVICE PROVIDERS TO AUGMENT OUR DIRECT SALES EFFORT.

    We intend to promote and leverage our channel of resellers, including value-added resellers and key service providers, to expand the sales of our messaging solutions in strategic vertical and geographic markets. By choosing best-of-breed partners and customers to offer our solutions to the marketplace, we can better capture the opportunity of a growing market and leverage the brand recognition and extensive sales and marketing resources of leading technology providers and consultants.

OFFER ADDITIONAL SERVICES THAT ALLOW OUR CUSTOMERS TO MANAGE THEIR ORGANIZATION'S MESSAGE TRAFFIC AND EXPAND INTO ACCOUNTS BY UPSELLING OUR SOLUTIONS.

    We intend to focus on selling additional applications and value-added services to our installed customer base, selling MMS customers IME products and services and selling IME customers MMS products and applications. We plan to pursue sales of combined products, such as Tumbleweed Secure Redirect, which use policies in Tumbleweed MMS products to send confidential messages over Tumbleweed IME. We intend to continue to enter into additional strategic relationships with other companies to allow us to expand our value-added services. For example, in 2000, we entered into a strategic relationship with one of our customers, Iron Mountain Incorporated. With Iron Mountain, we are developing a solution that will offer digital archiving for e-mail messages and online documents to both Iron Mountain and Tumbleweed customers. In addition, we may acquire complementary businesses to increase our message traffic flow as well.

PROVIDE COMPREHENSIVE PROFESSIONAL AND/OR OUTSOURCING SERVICES THROUGH OUR IN-HOUSE TEAM OR THROUGH OUR SYSTEMS INTEGRATORS OR SERVICE PROVIDERS.

    Our customers have the option of deploying our products on their premises or outsourcing the deployment to us. Outsourcing such services enables our customers to reduce their cost of ownership and the deployment time of our solutions, thereby helping to reduce our sales cycle in those enterprises. We offer a full suite of professional and consulting services that are end-to-end and designed to help customers implement our solutions as rapidly as possible. The services include business-specific applications consulting, software development, training and complete technical support. In addition, services and outsourcing can also be provided through our best-of-breed systems integrators and service providers.

SALES

    We maintain a direct sales force that focuses on signing key enterprise customers and additional service providers, as well as further penetrating existing accounts by selling them new applications. Our sales force is comprised of domestic and international sales groups consisting of a total of 72 employees as of February 28, 2001. Offices in the U.S. currently include Redwood City, California; Santa Clara, California; New York, New York; Los Angeles, California; San Ramon, California; Chicago, Illinois; Redmond, Washington; Reston, Virginia; Charlotte, North Carolina and Dallas, Texas. Our offices outside the U.S. currently include Germany, Japan, and the United Kingdom. Our sales force includes field sales engineers and inside sales personnel who support the account executives. Field sales engineers assist our account executives with technical presentations, customer requirements analysis and initial solution designs. Our inside sales personnel assist the account executives in managing their customer relationships. Our sales effort is augmented by the sales forces of our service providers.

    The sales force also works with resellers to sell Tumbleweed MMS products. The typical sales cycle can range from several weeks to six months, but may be significantly longer for large sales.

MARKETING

    Our marketing efforts are organized around three primary areas: product marketing, product management and corporate marketing. Product marketing identifies target markets and customer opportunities, then develops the positioning, programs and materials to reach customers and support sales activities.

    Product management translates customer and market requirements into product plans and works with engineering to ensure completion. Product management also trains salespeople on product information and competition. Corporate marketing drives lead generation activities to support Tumbleweed sales, as well as overall market awareness of us and our products through media and analyst relations, events and speaking engagements. Corporate marketing is also responsible for branding, corporate identity, and the Tumbleweed website.

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

    Permits or licenses may be required from federal, state, local or foreign governmental authorities to operate or to sell some products on the Internet. We may not be able to obtain these permits or licenses. We may be required to comply with future national and/or international legislation and statutes \regarding conducting commerce on the Internet in all or specific countries throughout the world. It may not be possible to comply with this legislation or these statutes on a commercially reasonable basis, if at all.

    In addition, our products rely on encryption and authentication technology from third parties to provide the security and authentication necessary to achieve secure transmission of confidential information. Exports of software products utilizing encryption technology are generally restricted by the U.S. and various foreign governments. We have obtained approval to export products using up to 255-bit symmetric encryption and 2048-bit public key encryption, including the IME Server, IME Desktop, IME Receive Applet, IME Remote API using OmniORB with SSL, and MMS Worldwide/255. We are not exporting other hardware, software or technology that is subject to export control under U.S. law. However, the list of countries and products for which exports are restricted and the related regulatory policies could be revised in the future, and we may not be able to obtain required government approvals.

INTELLECTUAL PROPERTY

    To date, the U.S. Patent and Trademark Office has issued us six U.S. patents--five utility patents and one design patent related to the user interface of our products. We have filed an additional seventeen utility patent applications that are now pending in the U.S. Patent and Trademark Office. We also have twenty-three patent applications now pending in foreign jurisdictions, including three pending applications filed under the Patent Cooperation Treaty. In addition, we currently have nine registered trademarks worldwide, including the mark Tumbleweed, and are pursuing other key trademarks and service marks in the U.S. and internationally.

    We regard our patents, trademarks and other intellectual property as critical to our success, and rely on patent and trademark law together with confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. Despite these precautions, we may not be successful in protecting our rights. For example, it may be possible for unauthorized third parties to copy particular portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some end-user license provisions protecting against unauthorized use, copying transfer and disclosure of the licensed program may be unenforceable under the laws of some jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights, particularly software based patents, to the same extent as do the laws of the U.S. our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competing companies may independently develop similar technology. In particular, we are currently engaged in litigation to enforce our intellectual property rights, which may not be successful and in any event will result in substantial expenditures of resources to pursue.

    The status of U.S. patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents and as the Federal Courts further interpret software-based inventions. The status of foreign protection in the software industry is also not well-defined and evolving. Our patent applications may not be issued with the scope of the claims sought by us, if at all. Our products may infringe patents issued to third parties. In addition, because foreign patent applications are not published until 18 months after filing and patent applications in the U.S. are not publicly disclosed until the patent is issued, U.S. and/or foreign applications may have been filed by third parties that relate to our software products.

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

COMPETITION

    The markets in which we compete are intensely competitive and rapidly changing. We believe there is no single competitor that offers the complete package of mission-critical messaging software that Tumbleweed sells. We are aware of competitors that exist for each of our product lines and for combined components of our solution sets.

    Our principal competition in the areas of messaging management and secure communications are companies that offer various Internet content security, web security, messaging policy management, and enterprise relationship management products. Companies that sell products that compete with some of the features within our products include: Baltimore Technologies plc, Critical Path, Inc., Kana Communications, Inc., Symantec Corp., Tivoli Systems, Inc., an IBM company, Trend Micro Incorporated, ValiCert Inc., and Zixit Corporation.

    Our principal competition in the statement presentment market area comes from other online communication or information security service providers, some of which have services or products that are intended to compete directly with our products or that could be used as alternatives to our products. Examples of some of these providers are Automatic Data Processing, Inc., Critical
Path, Inc., New River Systems, PostX Corporation and Vestcom Corporation. Our solution statement presentment and secure delivery solutions can be an alternative to traditional mail and courier delivery services such as those offered by Federal Express Corporation, UPS, or the U.S. Postal Service, and to general purpose e-mail applications and services. In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products or through their product development in the area of secure online communication services. These companies include International Business Machines Corporation/Lotus Development Corporation, Microsoft Corporation and VeriSign, Inc.

    The principal competitive factors in our industry include price, product functionality, product integration, platform coverage and ability to scale, worldwide sales infrastructure and global technical support. Some of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. We expect that the market for mission-critical messaging software, which has been fragmented historically, will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market continues to develop, a number of companies with greater resources than ours could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners. Our success will depend on our ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products. Competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. In addition, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

EMPLOYEES

    As of February 28, 2001, we employed 294 people worldwide, including 100 in engineering, 72 in sales, 41 in professional services, 21 in marketing, and 48 combined in human resources, finance, information technology, corporate management and other administration. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider our relations with our employees to be good. See "Risks and Uncertainties--If we lose the services of executive officers and other key employees, our ability to develop our business and secure customer relationships will suffer."

ITEM 2--PROPERTIES AND FACILITIES.

    We lease approximately 40,000 square feet for our corporate headquarters located in Redwood City, California under a lease with a term of five years commencing June 8, 1999. In September 2000, we leased an additional 42,000 square feet in an adjacent building with a term of five years. We currently sublease this space. This sublease is scheduled to expire with respect to half of the space in September 2001 and with respect to the other half in April 2002. We are currently searching for a new tenant to sublease this space. We also lease approximately 30,000 square feet of office space in Santa Clara, California, the former headquarters of Worldtalk, under a lease scheduled to terminate in September 2005. We currently sublease 15,000 square feet of this space. We have additional office space in New York, NY under a lease that expires in April 2005. This lease covers 18,000 square feet of which 10,000 square feet is currently subleased. We also own a building in Ann Arbor, Michigan consisting of approximately 44,000 square feet. This property is currently on the market for sale. We also maintain domestic sales offices including in Redwood City, California; Santa Clara, California; New York, New York; Los Angeles, California; San Ramon, California; Chicago, Illinois; Redmond, Washington; Reston, Virginia; Charlotte, North Carolina and Dallas, Texas. Further, we maintain sales offices in various locations overseas, including Germany, Japan and the United Kingdom.

ITEM 3--LEGAL PROCEEDINGS.

    On March 3, 1999, we sued The docSpace Company, Inc. in the United States District Court for the Northern District of California alleging infringement of our U.S. Patent No. 5,790,790. In its answer, docSpace raised counterclaims alleging, among other things, antitrust violations and unfair competition. On March 9, 2000, Critical Path, Inc. acquired docSpace. On March 9, 2001 the court issued an order that (i) granted in part and denied in part our motion for summary judgment of literal infringement, and (ii) granted in part docSpace's motion for summary judgment of no infringement. Essentially, the court ruled that the docSpace products Express 4.0 and Express 5.0 violate our patent at issue and that Express 5.1 and later versions, all designed after the lawsuit was initiated, do not literally infringe that patent. The order does not address U.S. Patent No. 6,192,407 which was issued to us on February 20, 2001. We believe all versions of the docSpace Express product violate our U.S. Patent No. 6,192,407. On March 16, 2001, docSpace filed a motion for reconsideration of the order dated March 9, 2001.

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act,
(ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. These motions remain pending. We intend vigorously to defend the Interface lawsuits and seek their dismissal. Although we believe these actions to be without merit, no prediction of the ultimate outcome can be made at this time and the outcome may harm our business. In addition, the costs in defending these complaints could harm future operating results.

ITEM 4--SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Listed below are our executive officers as of March 30, 2001. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of our Board of Directors, which follows the Annual Meeting of Stockholders, executive officers are elected by the Board to hold office for one year and until their respective successors are elected and qualified, or until their earlier resignation or removal.

NAME                                                   TITLE                                     AGE
----                          -------------------------------------------------------  ------------------------
Jeffrey C. Smith............  Chairman and Chief Executive Officer                                           34
Douglas A. Sabella..........  President and Chief Operating Officer                                          42
Joseph C. Consul............  Chief Financial Officer and Vice President--Finance                            41

    JEFFREY C. SMITH, Chief Executive Officer and Chairman of the Board of Directors, is responsible for strategic planning and business development. Before founding Tumbleweed in June 1993, Mr. Smith held various senior positions in research and development with the following firms: Frame Technology from January 1991 to June 1993; Aeon Corp. from January 1990 to January 1991; Hewlett Packard from June 1988 to June 1989; and IBM Scientific Research Center in Palo Alto from June 1987 to June 1988. Mr. Smith served as a lecturer in Software Engineering at Stanford University in 1988 and 1989. Mr. Smith holds a B.S. in Computer Science from Stanford University.

    DOUGLAS A. SABELLA, President and Chief Operating Officer, is responsible for worldwide operations, including research and development, sales, professional services, and marketing, at Tumbleweed. Prior to joining Tumbleweed, Mr. Sabella was the president and chief executive officer of Bidcom, Inc. Prior to joining Bidcom, Mr. Sabella held various senior management positions at Lucent Technology from February 1985 to February 2000. Mr. Sabella holds a B.B.A. in Business Administration from Hofstra University.

    JOSEPH C. CONSUL, Chief Financial Officer and Vice President--Finance, is responsible for financial administration and facilities at Tumbleweed. Before joining Tumbleweed in June 1997, Mr. Consul was Vice President, Operations for Fractal Design Corporation from May 1996 to May 1997. From November 1991 to May 1996, Mr. Consul served as Vice President, Finance and Administration, CFO for Ray Dream, Inc. Mr. Consul has also held senior financial management positions at XA Systems Corporation from December 1989 to November 1991 and at Adobe Systems Corporation from February 1987 to November 1989. Mr. Consul received his M.B.A. from the University of Southern California, his B.S. from San Jose State University and is a licensed C.P.A.

PART II

ITEM 5--MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Tumbleweed's common stock is traded on the Nasdaq National Market under the symbol "TMWD." The table below sets forth, during the periods indicated, the high and low sales price for Tumbleweed's common stock as reported on the Nasdaq National Market.

                                                                  PRICE RANGE
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
Year ended December 31, 1999................................  $ 89.50     $10.25
Third Quarter (beginning August 6, 1999)....................  $ 30.50     $10.25
Fourth Quarter..............................................  $ 89.50     $17.75

Year ended December 31, 2000................................  $136.00     $14.00
First Quarter...............................................  $136.00     $48.00
Second Quarter..............................................  $112.00     $28.88
Third Quarter...............................................  $ 70.63     $38.00
Fourth Quarter..............................................  $ 54.00     $14.00

    As of March 15, 2001, there were approximately 976 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

DIVIDEND POLICY

    We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this Annual Report on Form 10-K. We currently intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

OFFERINGS OF SECURITIES

    On August 11, 1999, we completed an initial public offering of our common stock, $0.001 par value. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-79687). The Registration Statement was declared effective by the Securities and Exchange Commission on August 5, 1999.

    On August 1, 2000, we completed a primary and secondary public offering of 3,000,000 shares of our common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by us and 1,500,000 secondary shares were sold by our stockholders. The managing underwriters in the offering were Credit Suisse First Boston Corporation, Chase Securities, Inc., Dain Rauscher Incorporated, U.S. Bancorp Piper Jaffray Inc. and ING Barings LLC. Tumbleweed did not receive any of the proceeds from shares sold by its stockholders. Net proceeds of $77.6 million from the offering of primary shares will be used for working capital and other general corporate purposes. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses.

ITEM 6--SELECTED FINANCIAL DATA.

SELECTED FINANCIAL INFORMATION

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
HISTORICAL CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenue from continuing product lines.......  $ 37,338   $ 15,284   $ 10,575   $  4,476   $   597
Gross profit (1)............................    24,221     11,853     11,213      7,946    11,225
Operating expenses (2)......................    97,061     37,900     23,456     19,897    18,226
Operating loss before goodwill amortization
  and merger expenses.......................   (48,262)   (26,047)   (12,243)   (11,951)   (7,001)
Operating loss..............................   (72,840)   (26,047)   (12,243)   (11,951)   (7,001)
Net loss....................................   (69,829)   (24,222)   (11,720)   (11,461)   (6,420)
Net loss per share--basic and diluted.......     (2.51)     (1.65)     (1.79)     (1.90)    (1.15)
Shares used in calculating basic and diluted
  loss per share............................    27,829     14,650      6,549      6,023     5,592

                                                                    DECEMBER 31,
                                                ----------------------------------------------------
                                                  2000       1999       1998       1997       1996
                                                --------   --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.....................  $ 75,497   $60,544    $ 4,556    $10,972    $ 9,682
Total assets..................................   178,900    75,683     12,719     24,272     24,658
Long-term debt, excluding current
  installments................................       497     1,017        382        132        719
Total stockholders' equity....................   153,612    61,713      4,437     14,818     17,048

------------------------

(1) Includes gross profit from product lines we discontinued prior to January 1, 2000.

(2) Includes stock compensation expense of $5.8 million, $3.5 million, $715,000, and $288,000 for the years ended December 31, 2000, 1999, 1998, and 1997, respectively.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                     QUARTERS ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 2000

REVENUE:
  License.........................................  $  4,356   $ 6,824      $  7,607      $  3,703
  Services........................................     1,524     1,748         2,499         2,414
  Transaction fees................................       730     1,518         2,328         2,087
                                                    --------   -------      --------      --------
    Total Revenue.................................     6,610    10,090        12,434         8,204
COST OF REVENUE:

  License.........................................       267       290           514            52
  Services (1)....................................     1,941     2,882         2,992         3,932
  Transaction fees................................        24        20            53            --
                                                    --------   -------      --------      --------
    TOTAL COST OF REVENUE.........................     2,232     3,192         3,559         3,984
                                                    --------   -------      --------      --------
GROSS PROFIT......................................     4,378     6,898         8,875         4,220

OPERATING EXPENSES:
  Research and development (2)....................     2,843     3,171         4,205         4,660
  Sales and marketing (3).........................     7,192     9,742        10,777        12,912
  General and administrative (4)..................     1,640     2,312         2,911         4,708
  Stock compensation..............................     1,485     1,451         1,864         1,171
  Amortization of goodwill, intangibles and
    in-process research and development...........        --        59         5,401         8,315
  Merger related and restructuring expenses (5)...    10,392        --            --            --
                                                    --------   -------      --------      --------
    Total operating expenses......................    23,552    16,735        25,158        31,766
                                                    --------   -------      --------      --------
OPERATING LOSS....................................   (19,174)   (9,837)      (16,283)      (27,546)
  Other income, net...............................       656       365           991         1,341
                                                    --------   -------      --------      --------
LOSS BEFORE TAXES AND MINORITY INTEREST...........   (18,518)   (9,472)      (15,292)      (26,205)
  Provision for taxes.............................        88       150            95            42
                                                    --------   -------      --------      --------
LOSS BEFORE MINORITY INTEREST.....................   (18,606)   (9,622)      (15,387)      (26,247)
  Minority interest...............................        --       (94)          (30)           91
                                                    --------   -------      --------      --------
NET LOSS..........................................   (18,606)   (9,528)      (15,357)      (26,338)
  Other comprehensive income (loss)--translation
    loss..........................................        17      (301)          (42)          212
                                                    --------   -------      --------      --------
COMPREHENSIVE LOSS................................  $(18,589)  $(9,829)     $(15,399)     $(26,126)
                                                    ========   =======      ========      ========
NET LOSS PER SHARE--BASIC AND DILUTED.............  $  (0.73)  $ (0.37)     $  (0.55)     $  (0.89)
                                                    ========   =======      ========      ========
WEIGHTED AVERAGE SHARES--BASIC AND DILUTED........    25,588    26,068        27,872        29,457
                                                    ========   =======      ========      ========

------------------------

(1) Exclusive of non-cash compensation expense of $61,000, $48,000, $45,000, and $(4,000) for the quarter ended March 31, 2000, June 30, 2000, September 30, 2000, and December 31, 2000, respectively.

(2) Exclusive of non-cash compensation expense of $274,000, $188,000, $455,000, and $(89,000), for the quarter ended March 31, 2000, June 30, 2000, September 30, 2000, and December 31, 2000, respectively.

(3) Exclusive of non-cash compensation expense of $575,000, $1,098,000, $859,000, and $1,621,000 for the quarter ended March 31, 2000, June 30, 2000, September 30, 2000, and December 31, 2000, respectively.

(4) Exclusive of non-cash compensation expense of $164,000, $117,000, $505,000, and $(357,000) for the quarter ended March 31, 2000, June 30, 2000, September 30, 2000, and December 31, 2000, respectively.

(5) Exclusive of non-cash compensation expense of $411,000 for the quarter ended March 31, 2000.

                                                                     QUARTERS ENDED
                                                    ------------------------------------------------
                                                    MARCH 31   JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                    --------   --------   ------------   -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL 1999
REVENUE:
  License.........................................  $  2,702   $ 2,382      $  3,081      $  3,120
  Services........................................       564       491           999           964
  Transaction fees................................         3       203           318           457
                                                    --------   -------      --------      --------
  Revenue from continuing product lines...........     3,269     3,076         4,398         4,541
  Revenue from discontinued product lines.........       638       561           273            --
                                                    --------   -------      --------      --------
    Total Revenue.................................     3,907     3,637         4,671         4,541
COST OF REVENUE:
  License.........................................       117       125           248           247
  Services........................................       782       983         1,246         1,077
  Transaction fees................................         5        15            24            34
                                                    --------   -------      --------      --------
    TOTAL COST OF REVENUE.........................       904     1,123         1,518         1,358
                                                    --------   -------      --------      --------
GROSS PROFIT......................................     3,003     2,514         3,153         3,183

OPERATING EXPENSES:
  Research & development (1)......................     1,794     2,077         2,296         2,756
  Sales & marketing (2)...........................     3,144     4,177         5,428         7,168
  General & administrative (3)....................       816     1,067         2,006         1,635
  Stock compensation..............................       336       969         1,115         1,116
                                                    --------   -------      --------      --------
    Total operating expenses......................     6,090     8,290        10,845        12,675
                                                    --------   -------      --------      --------
OPERATING LOSS....................................    (3,087)   (5,776)       (7,692)       (9,492)
  Other income, net...............................       138       157           956           875
                                                    --------   -------      --------      --------
LOSS BEFORE TAXES.................................    (2,949)   (5,619)       (6,736)       (8,617)
  Provision for taxes.............................       (18)       93           136            90
                                                    --------   -------      --------      --------
NET LOSS..........................................    (2,931)   (5,712)       (6,872)       (8,707)
  Other comprehensive income (loss)--translation
    loss..........................................         4         2             5            44
                                                    --------   -------      --------      --------
COMPREHENSIVE LOSS................................  $ (2,927)  $(5,710)     $ (6,867)     $ (8,663)
                                                    ========   =======      ========      ========
NET LOSS PER SHARES -- BASIC AND DILUTED..........  $  (0.42)  $ (0.79)     $  (0.37)     $  (0.34)
                                                    ========   =======      ========      ========
WEIGHTED AVERAGE SHARES -- BASIC AND DILUTED......     6,889     7,267        18,442        25,376
                                                    ========   =======      ========      ========

------------------------

(1) Exclusive of non-cash compensation expense of $140,000, $293,000, $318,000, and $298,000 for the quarter ended March 31, 2000, June 30, 2000,
    September 30, 2000, and December 31, 2000, respectively.

(2) Exclusive of non-cash compensation expense of $146,000, $545,000, $623,000, and $647,000 for the quarter ended March 31, 2000, June 30, 2000,
    September 30, 2000, and December 31, 2000, respectively.

(3) Exclusive of non-cash compensation expense of $50,000, $131,000, $174,000, and $171,000 for the quarter ended March 31, 2000, June 30, 2000, September 30, 2000, and December 31, 2000, respectively.

ITEM 7--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES. THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT REFLECT OUR PLANS, ESTIMATES AND BELIEFS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW AND THOSE LISTED UNDER "RISKS AND UNCERTAINTIES".

OVERVIEW

    We are a leading provider of mission-critical messaging solutions that enable organizations to manage and secure online business communications and processes. Our customers use our solutions to centrally control and monitor the corporate communications stream to comply with policies and government regulations, communicate securely with business partners, suppliers and customers, and to integrate business communications and processes online. Tumbleweed software creates a foundation for automated legacy data extraction, preparation and secure two-way communication of sensitive or confidential business information, such as electronic statements and customer service inquiries. Tumbleweed solutions integrate with existing systems and end user behavior. Tumblweed solutions are centrally controlled by IT managers while remaining transparent to end users -- who do not need to deploy new software or behavior to comply with corporate security and communications policies.

    In 2000, our product offerings included the Tumbleweed Messaging Management System (MMS), a comprehensive solution for enforcing corporate e-mail usage policies and protecting information as it travels over the Internet; MMS Web Filter, which provides organizations with the ability to control Internet usage and to monitor and control submissions to Internet message boards and Web-based e-mail services; MMS Message Monitor, which includes Enterprise Archiving and a Web-based reviewer tool that enable an organization to copy all or selected messages to an external storage medium; Tumbleweed Secure Redirect, which provides a secure delivery channel directly from the desktop based on communications policies defined in MMS that are transparent to the end user; and Tumbleweed Integrated Messaging Exchange (IME), which combines an advanced software platform and customized applications to establish an Internet communication channel between a business and its customers, suppliers, and partners. We announced the discontinuation of two products in April 2000:
WorldSecure Client, an S/MIME encryption plug-in for Microsoft Outlook 97, Lotus Notes R4, and Eudora Pro, and NetTalk, an Intranet messaging and directory server that provides directory synchronization and acts as a directory switch between disparate e-mail systems.

    On January 31, 2000, we completed the acquisition of Worldtalk Communications Corporation (Worldtalk), a leading provider of Internet security and policy management solutions that enable organizations to define and manage e-mail and web security usage policies to manage the risks and liabilities associated with Internet communications. The business combination has been accounted for as a pooling of interests and, accordingly, our historical financial statements have been restated to include the accounts and results of operations of Worldtalk. Except as otherwise indicated, the terms "Tumbleweed," "we" and "our" refer to Tumbleweed and its subsidiaries, including Worldtalk, in this discussion.

    On September 1, 2000, we completed the acquisition of Interface
Systems, Inc. (Interface). Interface's Legacy to Internet, or L2i, products and services simplify the process of transforming and using data found in legacy computer systems into electronic content that is easy to distribute and use online. The L2i products adapt legacy print streams and other data types to the Internet and intelligently convert them into formats such as Portable Document Format, HyperText Markup Language or eXtensible Markup Language for use online. The combination of L2i with Tumbleweed IME gives our customers a comprehensive, end-to-end solution for electronic statement presentment.

    The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since September 1, 2000, Interface's results of operations have been included in our consolidated statements of operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including a cost approach for the assembled workforce, and an income approach for the core technology.

    The purchase price of approximately $77.1 million consisted of an exchange of 1,249,210 shares of the Company's common stock with a fair value of approximately $64.2 million, assumed stock options with a fair value of approximately $7.9 million, cash paid of $2.0 million, and other acquisition related expenses of approximately $3.0 million consisting primarily of payments for financial advisor and other professional fees.

    Our historical revenue consists of (i) license revenue, (ii) services revenue and (iii) transaction revenue. License revenue consists of initial license fees and the sale of distribution rights. License revenue typically is recognized upon the later of customer acceptance or software shipment. Revenue from the sale of distribution rights is recognized upon the execution of a distribution agreement. Services revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation are recognized upon acceptance of the installation, and time and material billings are recognized based on a percentage of completion. Support and maintenance fees for our predecessor Worldtalk products are paid for ongoing customer support as well as for the right to receive future upgrades of our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Transaction revenue is based on the volume of transactions by our customers, and the related revenue is recognized based on payment schedules and transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums. Transaction fees include routine maintenance and product updates. Product upgrades are available to existing customers for additional contractually specified fees.

    A substantial portion of revenue relates to international customers or operations. Most of our contracts are denominated in U.S. dollars, except in Japan, where they are denominated in Japanese yen. However, in the future, an increasing number of contracts may be denominated in foreign currencies. We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations. Therefore, we increasingly may be subject to currency fluctuations, which could harm our operating results in future periods.

    Our future net income and cash flow may be adversely affected by limitations on our ability to apply net operating losses for federal income tax reporting purposes against taxable income in future periods, including limitations due to ownership changes, as defined in Section 382 of the Internal Revenue Code, arising from issuance of stock.

    On May 15, 2000, we repurchased from Hikari Tsushin 5% of the outstanding stock of Tumbleweed KK, or TKK, for a price of approximately $700,000. As a result of this transaction, we own a controlling interest of the Japanese subsidiary and began accounting for the Japanese subsidiary under the consolidation method effective April 1, 2000. On August 29, 2000, we repurchased an additional 25% of the outstanding shares of the jointly owned Japanese subsidiary, increasing our ownership position to 80%.

    On August 1, 2000, we completed a primary and secondary public offering of 3,000,000 shares of our common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by us and 1,500,000 secondary shares were sold by our stockholders. Tumbleweed did not receive any of the proceeds from shares sold by its stockholders. Net proceeds of $77.9 million from the offering of primary shares will be used for working capital and other general corporate purposes. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses.

    In January 2001 our Board of Directors approved a restructuring program. This restructuring program focuses our efforts towards concentrating on our strongest opportunities, reducing operating expenses, and improving our allocation of resources. The restructuring involved closing several international locations, realigning our professional services organization, and reducing headcount in most areas of our business. The reduction in force involved approximately 20% of our staff and total charges incurred as a result of the restructuring are anticipated to be approximately $9-10 million in the first quarter of 2001, which includes severance and related charges associated with the reduction in force and charges related to vacating leased facilities domestically and abroad. This estimate includes a $5 million non-cash accrual for potential losses on sub-leased facilities primarily due to reduced sub-lease rental income expectations reflecting rapidly declining office rent rates in and around Silicon Valley.

    Beginning in 2001, we expect that new license agreements will generally incorporate upgrade fees as part of the license and transaction offering, and will recognize the combination of license, transaction and installation fees ratably over the term of the contract. We expect that contract terms will be the shorter of the term of the contractually committed transaction bundles or the license term.

YEARS ENDED DECEMBER 31, 2000 AND 1999

    REVENUE. Revenue is comprised of license revenue, services revenue and transaction fees revenue. Total revenue increased 123% to $37.3 million in 2000 from $16.8 million in 1999 due to increased acceptance of our solutions in the marketplace. License revenue increased 99% to $22.5 million in 2000 from $11.3 million in 1999 due to an increase in the number of licenses sold, additional license fees paid by existing customers, as well as an increase in the average sales price of the MMS product line during 2000. Services revenue increased 171% to $8.2 million in 2000 from $3.0 million in 1999 due to an increase in contract development work by our professional services organization, and, to a lesser extent, increases in maintenance fees. Transaction fees revenue was $6.7 million in 2000 compared to $1.0 million in 1999. The increase in transaction fees revenue resulted from minimum transaction fees from customers due to the growth of our installed base, and to a lesser extent, due to the introduction of a transaction pricing model for the MMS product line. Total revenue excluding discontinued product lines increased 144% in 2000. There was no revenue from discontinued product lines in 2000. Our sales were impacted by an unexpected slowdown in technology spending that arrived late in the year. The slowdown affected us in some larger customer agreements we were in the midst of negotiating and subsequently, we were unable to complete sufficient sales in the fourth quarter of 2000 to meet our expectations.

    COST OF REVENUE. Cost of revenue is comprised of license cost, services cost and transaction fees cost. License cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products. Services cost is comprised primarily of personnel and overhead costs related to customer support and contract development projects. Transaction fees cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products and hardware and bandwidth costs associated with hosting IME servers for some customers. Cost of revenue increased 168% to $13.1 million in 2000 from $4.9 million in 1999. License cost increased 52% to $1.1 million in 2000 from $737,000 in 1999. License costs increased primarily due to increased sales of products containing software licensed from third parties. The increase was not in direct proportion to the increase in license revenue as some of the agreements with third parties are on a fixed fee basis. Services cost increased 191% to $11.9 million in 2000 from $4.0 million in 1999. The increase was primarily due to increased personnel costs supporting an increase in new contract development projects and the acquisition of Interface from September 1, 2000. Transaction fees cost was $97,000 in 2000 compared to $78,000 in 1999. The increase in transaction fees cost resulted from allocated royalties due on transaction fees revenue.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are comprised of engineering and related costs associated with the development of our applications, quality assurance and testing. Research and development costs increased 57% to $15.7 million in 2000 from $10.0 million in 1999. The increase was primarily due to increased head count in part from our Interface acquisition, increases in average salaries for development personnel, and increased facilities related expenses. We expect that research and development expenses will increase in absolute dollars in future periods due to increased personnel required to support new projects that will allow us to expand the functionality of the MMS and IME product lines, further integrate IME and L2i into an integrated secure statement presentment platform and integrate all of our products with targeted third party software packages and services.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows, lead generation, advertising and other marketing efforts. Sales and marketing expenses increased 105% to $44.8 million in 2000 from $21.9 million in 1999. The increase in sales and marketing expenses was primarily due to increased sales staffing, commissions, and expanded marketing programs. We expect that sales and marketing expenses will increase in absolute dollars in future periods as we expand our sales force in core geographic markets.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems and human resources departments as well as professional fees. General and administrative expenses increased 107% to $12.0 million in 2000 from $6.1 million in 1999. The increase in general and administrative expenses was due in part to an increase in legal fees corresponding to patent infringement lawsuit we brought against The docSpace Company, Inc., which is still pending, as well as increased staffing expenses and professional fees.

    DEFERRED COMPENSATION EXPENSE. Deferred compensation expense is recorded in connection with the grant of certain stock options to non-employees and employees at exercise prices less than the deemed fair value on the grant date. During the year ended December 31, 2000, we recorded aggregate deferred stock compensation expense of $6.3 million compared to $7.3 million for the year ended December 31, 1999. Deferred stock compensation expense for 2000 includes
$2.3 million related to the Interface acquisition and $3.0 million resulting from the volatility of our stock price combined with certain stock option commitments made to employees which were not processed in a timely fashion. The deferred stock compensation expense is being amortized on an accelerated basis over the vesting period of the options, which is generally four years. Amortization of stock compensation expense for 2000 was approximately
$5.4 million compared to $3.5 million in 1999.

    MERGER RELATED AND RESTRUCTURING EXPENSES. Merger related and restructuring expenses, which were recorded in connection with the acquisition of Worldtalk, are primarily comprised of investment banker's fees, legal fees, severance payments and accounting and printer fees. Merger related and restructuring expenses for fiscal 2000 were $10.8 million.

    AMORTIZATION OF GOODWILL AND OTHER INTANGIBLES. Amortization of goodwill and other intangibles was $13.8 million for fiscal 2000. The goodwill and other intangible assets resulted from the Interface purchase and, to a lesser extent, our increase in ownership of Tumbleweed KK from 50% to 80% during 2000. Goodwill and other intangibles are amortized over their respective lives, generally one to three years.

    OTHER INCOME, NET. Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net increased 62% to $3.4 million in 2000 from $2.1 million in 1999. The increase in other income, net, is due to increased cash balances invested in money market accounts and commercial paper. The increase in cash balances available for investment resulted from proceeds from the issuance of equity securities, including common stock issued in our initial public offering completed in August 1999 and our offering completed in August 2000.

YEARS ENDED DECEMBER 31, 1999 AND 1998

    REVENUE. Total revenue increased 45% to $15.3 million in 1999 from $10.6 million in 1998 (excluding revenue of $1.5 million and $4.9 million from discontinued products in 1999 and 1998) due to increases in license, services and transaction revenue. License revenue from continuing product lines increased 25% to $11.3 million in 1999 from $9.0 million in 1998 due to bringing new customers into production and to additional license fees paid by existing customers. Services revenue from continuing product lines increased 122% to $3.0 million in 1999 from $1.4 million in 1998. The increase in services revenue was due to an increase in contract development work by our professional services organization, and, to a lesser extent, increases in maintenance fees. Transaction revenue from continuing product lines was $981,000 in 1999 compared to zero in 1998. The increase in transaction fees revenue resulted from minimum transaction fee payments made by new customers who launched IME-based services and, to a lesser extent, transaction fee payments from existing customers.

    COST OF REVENUE. Cost of revenue increased 15% to $4.9 million in 1999 from $4.3 million in 1998. License cost decreased 21% to $737,000 in 1999 from $931,000 in 1998. License costs decreased primarily due to reductions in certain royalty obligations and other amortized costs. Services cost increased 23% to $4.1 million in 1999 from $3.3 million in 1998. The increase was primarily due to increased personnel costs supporting an increase in new contract development projects and an increase in facilities-related expenses. Transaction fees cost was $78,000 in 1999 compared to $0 in 1998. The increase in transaction fees cost resulted from royalties due on transaction fees revenue and, to a lesser extent, depreciation expense and connectivity costs incurred in generating transaction fees revenue.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased 49% to $8.9 million in 1999 from $6.0 million in 1998. The increase was primarily due to increased head count supporting development of the Tumbleweed IME platforms and new applications developed for our target markets, increases in average salaries for development personnel and increased facilities related expenses.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses increased 73% to $19.9 million in 1999 from $11.5 million in 1998. The increase in sales and marketing expenses was primarily due to increased sales staffing and incentive compensation costs.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 6% to $5.6 million in 1999 from $5.2 million in 1998. The increase in general and administrative expenses was due to increased legal fees corresponding to the patent infringement lawsuit we brought against The docSpace Company, Inc., which remains pending, as well as increased staffing expenses and professional fees.

    OTHER INCOME, NET. Other income, net, increased 306% to $2.1 million in 1999 from $524,000 in 1998 due to increased cash balances invested in money market accounts and commercial paper. The increase in cash balances available for investment in 1999 resulted from proceeds from the issuance of equity securities, including common stock issued in our initial public offering completed in August 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through the issuance of equity securities. As of December 31, 2000, we had $75.5 million in cash and cash equivalents.

    Net cash used by operating activities for 2000 was $41.0 million. Cash used in operating activities was primarily the result of a net operating loss and increased accounts receivable, offset by certain non-cash charges and increases in accounts payable and accrued liabilities.

    Net cash used in investing activities for 2000 was $28.3 million. Net cash used in investing activities was primarily the result of merger costs incurred as a part of the acquisitions of Worldtalk and Interface; the repurchase of additional shares of Tumbleweed KK; capital expenditures related to increased facilities expansion; and certain investments.

    Net cash provided by financing activities for 2000 was $84.3 million. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of equity securities to investors, including our public offering completed in August 2000 and sales of shares under stock option plans and warrants.

    As of December 31, 2000, our principal commitments consisted of obligations related to outstanding operating and equipment leases. We anticipate additional capital expenditures consistent with establishing infrastructure to support our growth.

    In June 1999, we entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease is for a term of five years at monthly rent of approximately $96,000. In
September 2000, the Company entered into an operating lease covering approximately 42,000 square feet of office space in an adjacent building in Redwood City, California. The lease term is for five years at monthly rent of approximately $286,000. We currently sublease this space. This sublease is scheduled to expire with respect to half of the space in September 2001 and with respect to the other half in April 2002. We are currently searching for a new tenant to sublease this space. If we are unable to find suitable sub-tenants in a timely manner, we may experience greater than anticipated operating expenses in the future.

    We have two equipment loan facilities totaling $1,750,000 with a bank. The first equipment loan in the amount of $750,000 expires in December 2001 and the second equipment loan in the amount of $1.0 million expires in December 2002. Borrowings under both equipment loan facilities bear interest at the prime rate plus 0.75% and are due and payable in 36 equal monthly installments. As of December 31, 2000, total borrowings under these equipment loan facilities were $871,000 in the aggregate and $879,000 remained available under the facilities.

    In September 1999, we entered into a $525,000 financing arrangement with another company to finance our directors' and officers' liability insurance premium. Borrowings under the loan agreement are payable in nine equal monthly installments. As of December 31, 2000, there was no debt outstanding under this financing arrangement.

    Our capital requirements depend on numerous factors, including market acceptance of our products and services, the resources we devote to development of our products and services and the resources we devote to sales and marketing. We have experienced a substantial increase in capital expenditures and operating expenses since our inception consistent with our relocation and the growth in operations and staffing. We anticipate that this growth will continue for the foreseeable future, but not at the rate experienced during 2000. We also expect to make targeted additional investments in technologies, and plan to expand our sales force. We currently anticipate that our existing cash and sources of liquidity will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

    We will continue to consider our future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. However, other than the equipment loan facilities, we have no present commitments or arrangements assuring us of any future equity or debt financing, and additional equity or debt financing may not be available to us on favorable terms, if at all.

    We expect to experience a seasonal reduction in sales in Europe during the summer months. In addition, many of our customers delay purchases of our products until the end of each quarter.

RISKS AND UNCERTAINTIES

BECAUSE WE ARE IN AN EARLY STAGE OF DEVELOPMENT AND HAVE A HISTORY OF LOSSES, IT
  IS DIFFICULT TO EVALUATE OUR BUSINESS AND WE MAY FACE EXPENSES, DELAYS AND DIFFICULTIES.

    We have only a limited operating history upon which an evaluation can be based. Accordingly, our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like secure online communication services. We incurred net losses of $69.8 million, $24.2 million and $11.7 million in the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, we had incurred cumulative net losses as a C-corporation of $135 million. See "Consolidated Statements of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

WE ANTICIPATE CONTINUED LOSSES.

    Our success will depend in large part upon our ability to generate sufficient revenue to achieve profitability and to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed, our revenue may not increase, and we may not achieve or maintain profitability on a timely basis or at all. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

    As a result of our transition from a traditional software licensing model to a subscription-based pricing model, our limited operating history and the emerging nature of the markets in which we compete, we may not be able to accurately forecast our revenue or expenses. Our success is dependent upon our ability to enter into and maintain strategic relationships with customers and to develop and maintain volume usage of our products by our customers and their end-users.

    Our revenue has fluctuated and our quarterly operating results will continue to fluctuate based on the timing of the execution and termination of customer agreements in a given quarter. Under the licensing model, our license revenue was comprised of initial license and distribution fees. As a result, we typically recognized initial license fees as revenue in the same quarter an agreement was signed. Under the subscription-based pricing model, however, we will account for and report our contracted revenue over the life of the agreement. In the first two quarters of 2001, we will transition into the new subscription-based pricing model. During these quarters, we expect a significant decrease in recognized revenue as a result of our adoption of the new pricing model.

    Our services revenue historically has been comprised largely of implementation, customization and consulting fees. Our ability to receive revenue from services is subject to multiple risks, including the risk that we may not be able to meet increasing customer demand because of a lack of adequately trained personnel, and the risk that customers may not timely accept the services provided and delay payment for such services.

    Our transaction revenue historically has been comprised of contractual transaction minimums. Our ability to increase our transaction revenue through increased transaction volume depends on increased usage of our products by our customers and their end users. Unless and until we have developed a significant and recurring revenue stream our revenue will continue to fluctuate significantly.

    In addition, we have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including, but not limited to:

    - the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure, including our international operations;

    - our ability to accurately estimate and control costs;

    - our ability to timely collect fees owed by customers;

    - the announcement or introduction of new or enhanced products and services in the secure online communications or document delivery markets; and

    - acquisitions that we complete or propose.

    As a result of these factors, particularly our transition to a subscription-based pricing model, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Quarterly financials for 2001 under the new subscription-based pricing model will not be comparable with historical quarters under the our previous licensing model. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the difficulties outlined above with respect to financial forecasts also apply to securities analysts that may publish estimates of our financial results. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors due to any of a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure our performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.

OUR RESTRUCTURING OF OPERATIONS MAY NOT ACHIEVE THE RESULTS WE INTEND AND MAY
  HARM OUR BUSINESS.

    In January 2001, we announced a restructuring of our business, which included a reduction in force and the closure of three international locations, among other steps we took to reduce expenses. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than we expect. If we find that our restructuring announced in January is insufficient to decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount or to undertake a restructuring of our business.

A LIMITED NUMBER OF CUSTOMERS ACCOUNT FOR A HIGH PERCENTAGE OF OUR REVENUE AND
  THE FAILURE TO MAINTAIN OR EXPAND THESE RELATIONSHIPS COULD HARM OUR BUSINESS.

    The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. Five customers comprised approximately 20% of our revenue in 2000, and approximately 36% of our revenue in 1999. We expect that a small number of customers will continue to account for a majority of our revenue for the foreseeable future.

OUR SERVICE PROVIDER CUSTOMERS MAY COMPETE WITH US OR FAIL TO PROMOTE OUR
  PRODUCT.

    To date, we have generated a significant amount of Tumbleweed IME revenue from contracts with a limited number of service provider customers, which use or intend to use our products for the communication of third-party documents and data. If these customers do not effectively promote the use of Tumbleweed IME to their end-users, the adoption of our services and the recognition of associated revenue could be limited. Because our contracts with our service provider customers are non-exclusive, these customers could elect to offer competing secure online communication services to their customers through our existing or future competitors. The service provider customers also may compete with our secure online communication services through their traditional physical delivery channels.

IF WE DO NOT SECURE KEY RELATIONSHIPS WITH ENTERPRISE CUSTOMERS, OUR ACCESS TO
  BROADER MARKETS WILL BE LIMITED.

    Our enterprise customers, which use or intend to use our products to intelligently manage the incoming and outgoing online communications of their enterprises, are a significant source of our revenue. A key aspect of our strategy is to access target markets prior to adoption of alternative online distribution solutions by the larger participants in these markets. The failure to secure key relationships with new enterprise customers in targeted markets could limit or effectively preclude our entry into these target markets, which would harm our business and prospects.

CUSTOMERS IN A PRELIMINARY PHASE OF IMPLEMENTING OUR PRODUCT MAY NOT PROCEED ON
  A TIMELY BASIS OR AT ALL.

    Some of our customers are currently in a pre-production or pre-launch stage of implementing our products and may encounter delays or other problems in introducing them. A customer's decision not to do so or a delay in implementation could result in a delay or loss in related revenue or otherwise harm our businesses and prospects. We cannot predict when any customer that is currently in a pilot or preliminary phase will implement broader use of our services.

THE MARKETS FOR ENHANCED ONLINE COMMUNICATION SERVICES GENERALLY, AND FOR OUR
  PRODUCTS SPECIFICALLY, ARE NEW AND MAY NOT DEVELOP.

    The market for our products and services is new and evolving rapidly. If the market for our products and services fails to develop and grow, or if our products and services do not gain broad market acceptance, our business and prospects will be harmed. In particular, our success will depend upon the adoption and use by current and potential customers and their end-users of secure online communication services. Our success will also depend upon acceptance of our technology as the standard for providing these services. The adoption and use of our products and services will involve changes in the manner in which businesses have traditionally exchanged information. In addition, sales and marketing of our products and services is to a large extent under the control of our customers. In some cases, our customers have little experience with products, services and technology like those offered by us. Our ability to influence usage of our products and services by customers and end-users is limited. For example, the usage of Tumbleweed IME by the end-users of our service provider customers has been limited to date. We have spent, and intend to continue to spend, considerable resources educating potential customers and their end-users about the value of our products and services. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for our products and services, or our growth rate, if any. Moreover, we cannot predict whether our products and services will achieve any market acceptance. Our ability to achieve our goals also depends upon rapid market acceptance of future enhancements of our products and our ability to identify new markets as they emerge. Any enhancement that is not favorably received by customers and end-users may not be profitable and, furthermore, could damage our reputation or brand name. Any failure to identify and address new market opportunities could harm our business and prospects.

THE MARKETS WE ADDRESS ARE HIGHLY COMPETITIVE AND RAPIDLY CHANGING, AND WE MAY
  NOT BE ABLE TO COMPETE SUCCESSFULLY.

    We may not be able to compete successfully against current and future competitors, and the multiple competitive pressures we face could harm our business and prospects. The markets in which we compete are intensely competitive and rapidly changing.

    Our principal competition in the areas of messaging management and secure communications are companies that offer of various Internet content security, web security, messaging policy management, and enterprise relationship management products. Companies that sell products that compete with some of the features within our products include: Baltimore Technologies plc, Critical Path, Inc., Kana Communications, Inc., Symantec Corp., Tivoli Systems, Inc., an IBM company, Trend Micro Incorporated, ValiCert Inc., and Zixit Corporation.

    Our principal competition in the statement presentment market area comes from other online communication or information security service providers, some of which have services or products that are intended to compete directly with our products or that could be used as alternatives to our products. Examples of some of these providers are Automatic Data Processing, Inc., Critical
Path, Inc., New River Systems, PostX Corporation and Vestcom Corporation. Our solution statement presentment and secure delivery solutions can be an alternative to traditional mail and courier delivery services such as those offered by Federal Express Corporation, UPS, or the U.S. Postal Service, and to general purpose e-mail applications and services. In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products or through their product development in the area of secure online communication services. These companies include International Business Machines Corporation/Lotus Development Corporation, Microsoft Corporation and VeriSign, Inc.

    The principal competitive factors in our industry include price, product functionality, product integration, platform coverage and ability to scale, worldwide sales infrastructure and global technical support. Some of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. We expect that the market for mission-critical messaging software, which has been fragmented historically, will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market continues to develop, a number of companies with greater resources than ours could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners. Our success will depend on our ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products. Competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. In addition, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

WE FACE TECHNICAL, OPERATIONAL AND STRATEGIC CHALLENGES THAT MAY PREVENT US FROM
  SUCCESSFULLY INTEGRATING COMPANIES WE MAY ACQUIRE.

    The integration of the Worldtalk Communications Corporation business and the Interface Systems, Inc. business, including the technology, operations and personnel of each of them, has been and will continue to be a complex, time consuming and expensive process that may disrupt our business if not completed in a timely and efficient manner. Additionally, the integration of any other company or business we may acquire in the future will be a complex, time consuming and expensive process that may disrupt our business if not completed in a timely and efficient manner. Whenever an acquisition is completed, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter substantial difficulties, costs and delays involved in integrating the operations of any company we acquire, including:

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

    As a result, we may not be successful in integrating any business or technologies we acquire and may not achieve anticipated revenue and cost benefits. We also cannot guarantee that acquisitions will result in sufficient revenues or earnings to justify our investment in, or expenses related to, such acquisitions. Nor can we guarantee that any anticipated synergies will develop. If we fail to execute our acquisition strategy successfully for any reason, our business will suffer significantly.

OUR PRODUCT DEVELOPMENT EFFORTS MAY BE HINDERED BY A VARIETY OF FACTORS.

    Our new product releases may not be timely, scalable, or successful enough to meet customers' requirements. In addition, we also face certain risks associated with the ongoing integration of the Worldtalk technology and Interface technology. For example, because Worldtalk has historically based its products on an NT platform and we have created a platform-independent architecture for the Tumbleweed IME products, the integration of products from Worldtalk may result in unanticipated architectural incompatibilities that would require additional time and engineering resources to resolve. The loss of key engineering personnel from Worldtalk, Interface or any other entities we may acquire may increase the time and resources needed to resolve these and other technical integration issues. Our headquarters and the offices of the companies we have acquired are in different locations, which may create coordination issues and could increase employee turnover. In addition, the installation of integrated or complementary software products at customer sites may result in difficulties associated with customer-specific installation processes.

THE EXPANSION OF OUR BUSINESS HAS PLACED A STRAIN ON RESOURCES.

    Our business has expanded considerably during 2000. For example, the number of our employees increased from 111 as of December 31, 1999 to 389 as of December 31, 2000. This expansion has placed, and is expected to continue to place, a significant strain on managerial, informational, administrative and operational resources. Our current systems, procedures and controls may not be adequate to achieve the rapid execution necessary to effectively operate within the market for our products and services. We need to enhance and improve our managerial capacity, and improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our operations and employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.

WE HAVE A LENGTHY SALES AND IMPLEMENTATION CYCLE WHICH COULD HARM OUR BUSINESS.

    If we are unable to license our services to new customers on a timely basis or if our existing and proposed customers and their end-users suffer delays in the implementation and adoption of our services, our revenue may be limited and business and prospects may be harmed. Our customers must evaluate our technology and integrate our products and services into the products and services they provide. In addition, our customers may need to adopt a comprehensive sales, marketing and training program in order to effectively implement Tumbleweed IME. Finally, we must coordinate with our customers using our product for third-party communications in order to assist end-users in the adoption of our products. For these and other reasons, the cycle associated with establishing licenses and implementing our products can be lengthy. This cycle is also subject to a number of significant delays over which we have little or no control. Forecasts about license revenue may be inaccurate as a result of any or all of these factors, and inaccurate forecasts may cause our business, or market valuation, to suffer.

A FAILURE TO PROTECT OUR INTELLECTUAL PROPERTY MAY SIGNIFICANTLY HARM THE
  BUSINESS.

    We currently rely on a combination of patents, trade secrets, copyrights, trademarks and licenses, together with non-disclosure and confidentiality agreements to establish and protect our proprietary rights in our products. We hold certain patent rights with respect to some of our products and currently have a lawsuit pending against The docSpace Company, Inc. alleging infringement of one of our patents by docSpace. We have filed, and expect in the future to file, additional patent applications. Our existing patents or trademarks, as well as any future patents or trademarks obtained by us, may be challenged, invalidated or circumvented, or our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technology. Further patent or trademark protection may not be obtained, in the United States or elsewhere, for our existing or new products, applications or services. In addition, further protection, if obtained, may not be effective. In some countries, meaningful patent or trademark protection is not available.

    To date, we have not received any claims of infringement upon the proprietary rights of third parties. However, third parties could assert infringement claims against us in the future, and the cost of responding to such assertions, regardless of their validity, could be significant. In addition, such claims may be found to be valid and could result in awards against us, which could harm our business.

    We also rely, to some extent, on unpatented trade secrets and other unpatented proprietary information. Our policy is to have employees sign confidentiality agreements, to have selected parties sign non-competition agreements and to have third parties sign non-disclosure agreements. Although we take precautionary measures to maintain our unpatented proprietary information, others may acquire equivalent information or otherwise gain access to or disclose our proprietary information and we may be unable to meaningfully protect our rights to our proprietary information.

PROFITABLE EXPANSION IN INTERNATIONAL MARKETS MAY BE DIFFICULT.

    We invested significant financial and managerial resources to expand our sales and marketing operations in international markets and have opened sales offices in Germany, the United Kingdom, Japan and the Netherlands. In fiscal 2000 and in fiscal 1999, we derived 32% and 61%, respectively, of our revenue from international operations. However, to date, we have limited experience in international operations and may not be able to compete effectively in international markets. A key component of our long-term strategy is to further expand into international markets, and we must continue to devote substantial resources to our international operations in order to succeed in these markets. In this regard, we may encounter difficulties such as:

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

IF WE DO NOT PROVIDE ADEQUATE SUPPORT SERVICES TO OUR CUSTOMERS TO IMPLEMENT OUR
  PRODUCTS, OUR BUSINESS MAY SUFFER.

    Our professional services organization assists our customers in implementing our products through software installation, integration with existing customer systems, contract engineering, consulting and training. If the professional services organization does not adequately assess customer requirements or address technical problems, customers may seek to discontinue their relationships with us due to dissatisfaction with the product or our customer support. Furthermore, these customers may realize lower usage than they could have otherwise achieved because they did not fully capitalize on the product in ways that could have been addressed by our professional services organization. Our products must be integrated with existing hardware and complex software products of our customers or other third parties, and our customers may not have significant experience with the implementation of products similar to our own. In addition, the provision of contract engineering and integration services is an increasingly important aspect of our strategy to strengthen customer loyalty to our product and company. Therefore, our business and future prospects significantly depend on the strength of our professional services organization and our ability to leverage this organization by augmenting our reach through trained and qualified systems integrators.

PRODUCT PERFORMANCE PROBLEMS, SYSTEM FAILURES, AND INTERNET PROBLEMS COULD
  SEVERELY DAMAGE OUR BUSINESS.

    The ability of our customers to use Tumbleweed-based services depends on stable product performance, and the efficient and uninterrupted operation of the computer and communications hardware as well as the software and Internet network systems that they maintain. Although our ability to manage the effects of system failures which occur in computer hardware, software and network systems is limited, the occurrences of these failures could harm our reputation, business and prospects. The Internet has experienced a variety of outages and other delays as a result of damage to portions of our infrastructure, and the Internet could face similar outages and delays in the future. In addition, an increasing number of our customers require us to provide computer and communications hardware, software and Internet networking systems to them as an outsourced data center service. All data centers, whether hosted by us, our customers or by an independent third party to which it outsources this function, are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure or other similar events.

IF OUR SOFTWARE CONTAINS ERRORS, WE MAY LOSE CUSTOMERS OR EXPERIENCE REDUCED
  MARKET ACCEPTANCE OF OUR PRODUCTS.

    Our software products are inherently complex and may contain defects and errors that are detected only when the products are in use. In addition, some of our customers require or may require enhanced customization of our software for their specific needs, and these modifications may increase the likelihood of undetected defects or errors. Further, we often render implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems, and we could fail to meet customer expectations as a result of any defects or errors. As a result, we may lose customers, customers may fail to implement our products more broadly within their organization and we may experience reduced market acceptance of our products. Some of our products are designed to facilitate the secure transmission of sensitive business information to specified parties outside the business over the Internet. As a result, the reputation of our software products for providing good security is vital to their acceptance by customers. Our products may be vulnerable to break-ins, theft or other improper activity that could jeopardize the security of information for which we are responsible. Problems caused by product defects, failure to meet project milestones for services or security breaches could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of research and development resources, harm to our reputation, or increased insurance, service and warranty costs. To address these problems, we may need to expend significant capital resources that may not have been budgeted.

WE MAY BE UNABLE TO RECRUIT, RETAIN AND MOTIVATE QUALIFIED PERSONNEL, WHICH
  COULD HARM OUR BUSINESS, INCLUDING PRODUCT DEVELOPMENT.

    We must continue to identify, recruit, hire, train, retain and motivate highly skilled technical, managerial, sales, marketing and customer service personnel. Competition for these personnel is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting a sufficient number of qualified software developers and sales personnel, and we may not be able to retain these employees. The failure to recruit and retain necessary technical, managerial, sales, merchandising, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. Although we have used and continue to use stock options as a retention tool, many of our employees hold stock options that are "underwater" (i.e., the market price of our stock is below their option exercise price) and these options may be ineffective as a retention tool. Our employee turnover may increase if outstanding stock options continue to remain underwater and we do not adjust the option exercise prices. Any adjustment of stock option exercise prices may result in dilution to our stockholders and depress our stock price.

IF WE LOSE THE SERVICES OF EXECUTIVE OFFICERS OR OTHER KEY EMPLOYEES, OUR
  ABILITY TO DEVELOP OUR BUSINESS AND SECURE CUSTOMER RELATIONSHIPS WILL SUFFER.

    We are substantially dependent on the continued services and performance of our executive officers and other key personnel. The loss of the services of any of our executive officers or other key employees could significantly delay or prevent the achievement of our development and strategic objectives. We do not have long-term employment agreements with any of our key personnel. The loss of services of any of our executive officers or other key personnel could significantly harm our business and prospects.

OUR EFFORTS TO ESTABLISH, MAINTAIN AND STRENGTHEN OUR BRANDS WILL REQUIRE
  SIGNIFICANT EXPENDITURES AND MAY NOT BE SUCCESSFUL.

    If the marketplace does not associate our brands with high quality Internet communication services, it may be more difficult for us to attract new customers or introduce future products and services. The market for our services is new. Therefore, our failure to establish brand recognition at this stage could harm our ability to compete in the future with other companies that successfully establish a brand name for their services. We must succeed in our marketing efforts, provide high quality services and increase our user base in order to build our brand awareness and differentiate our products from those of our competitors. These efforts have required significant expenditures to date. Moreover, we believe that these efforts will require substantial commitments of resources in the future as our brands become increasingly important to our overall strategy and as the market for our services grows.

BECAUSE OUR PRODUCTS UTILIZE THE INTERNET, IF USE OF THE INTERNET DOES NOT
  INCREASE, THE LEVEL OF USE OF OUR PRODUCTS WILL SUFFER.

    If the Internet and other products and services necessary for the utilization of our products are not sufficiently developed, fewer customers and end-users will use our products and our business will be harmed. In particular, the success of our products and services will depend on the development and maintenance of adequate Internet infrastructure, such as a reliable network backbone with the necessary speed, data capacity and other features demanded by users. Moreover, our success will also depend on the timely development of complementary products or services such as high-speed Internet connections for providing reliable access and services and this may not occur. Because the online exchange of information is new and evolving, the Internet may not prove to be a viable platform for secure online communication services in the long term. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users and frequency of use, or if its users require increasingly more resources, the Internet infrastructure may not be able to support the demands placed on it. As a result, the performance or reliability of the Internet may be harmed. This in turn could decrease the level of Internet usage and also the level of utilization of our products and services.

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

    Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues like property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce. New state tax regulations may subject us to additional state sales and income taxes. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and commercial online services could harm our ability to conduct business and harm operating results.

OUR PRODUCTS ARE SUBJECT TO EXPORT CONTROLS, AND WE MAY BE UNABLE TO OBTAIN
  NECESSARY EXPORT APPROVALS.

    Exports of software products utilizing encryption technology are generally restricted by the U.S. and various foreign governments. All cryptographic products require export licenses from certain U.S. government agencies. We have obtained approval to export products using up to 128-bit symmetric encryption and 1024-bit public key encryption, including IME Server, IME Desktop, IME Receive Applet, IME Remote API using OmniORB with SSL, MMS WorldWide/56 and MMS Strong WorldWide/128. We are not exporting other products and services that are subject to export control under U.S. law. However, the list of products and countries for which export approval is required, and the related regulatory policies, could be revised, and we may not be able to obtain necessary approval for the export of future products. The inability to obtain required approvals under these regulations could limit our ability to make international sales. Furthermore, competitors may also seek to obtain approvals to export products that could increase the amount of competition we face. Additionally, countries outside of the U.S. could impose regulatory restrictions impairing our ability to import our products into those countries.

COSTS OF COMMUNICATING VIA THE INTERNET COULD INCREASE IF ACCESS FEES ARE
  IMPOSED.

    Certain local telephone carriers have asserted that the increasing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers and online service providers. If these access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the increasing use of the Internet. This could in turn decrease demand for our services or increase the costs of doing business.

WE MAY HAVE LIABILITY FOR INTERNET CONTENT.

    As a provider of Internet communication products and services, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials transmitted online. Any imposition of liability, particularly liability that is not covered by insurance or is in excess of insurance coverage, could be costly and could require us to implement measures to reduce exposure to this liability. This may require us to expend substantial resources or to discontinue selected service or product offerings.

    We do not and cannot screen all of the content generated by users of our product but may be exposed to liability with respect to this content. Furthermore, certain foreign governments, such as

Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the U.S. Other countries, such as China, regulate or prohibit the transport of telephonic data in their territories. Failure to comply with regulations in a particular jurisdiction could result in fines or criminal penalties or the termination of service in one or more jurisdictions. Moreover, the increased attention focused on liability issues as a result of lawsuits and legislative proposals could impact the growth of Internet use. Liability insurance may not cover claims of these types, or may not be adequate to indemnify against all liability that may be imposed.

INTERFACE SYSTEMS, INC., A TUMBLEWEED SUBSIDIARY, IS A DEFENDANT IN SEVERAL
  PURPORTED SECURITIES CLASS ACTION LAWSUITS.

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act,
(ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. These motions remain pending.

    Although we believe these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending these complaints could harm future operating results.

WE MAY BE UNABLE TO FIND SUB-TENANTS TO SUBLEASE CURRENTLY LEASED SPACE.

    In September 2000, we entered into a lease covering 42,000 square feet of office space adjacent to our headquarters. This lease is for five years at a monthly rent of approximately $286,000. Although we currently sublease this space, this sublease is scheduled to expire with respect to half of the space in September 2001 and with respect to the other half in April 2002. We are currently searching for a new tenant to sublease this space. We also sublease an additional 15,000 square feet in Santa Clara, California and 10,000 in New York City to third parties. We may not be able to find suitable sub-tenants to occupy these spaces in the future in a timely manner, if at all, or otherwise sublease these properties profitably. If we are unable to find suitable sub-tenants, we may experience greater than anticipated operating expenses in the future.

INTERNET RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY
  DEPRESS OUR STOCK PRICE.

    The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against companies. The institution of this type of litigation against us could result in substantial costs and a diversion of our management's attention and resources, which could harm our business and prospects.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS CONTAIN PROVISIONS THAT COULD
  DISCOURAGE OR PREVENT AN ACQUISITION OF TUMBLEWEED, WHICH COULD DEPRESS OUR STOCK PRICE.

    Our certificate of incorporation and bylaws may inhibit changes of control that are not approved by our board of directors. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In particular, our certificate of incorporation provides for a classified board of directors and prohibits stockholder action by written consent. These provisions require advance notice for nomination of directors and stockholders' proposals. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. In general, this law prevents a person who becomes the owner of 15% or more of the corporation's outstanding voting stock from engaging in specified business combinations for three years unless specified conditions are satisfied. In addition, our certificate of incorporation allows our board of directors to issue preferred stock without further stockholder approval. This could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could effectively limit the voting power of the holders of Tumbleweed common stock. The provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage or prevent an acquisition or disposition of our business.

FUTURE SALES OF COMMON STOCK BY OUR STOCKHOLDERS COULD DEPRESS OUR STOCK PRICE.

    We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will depress the market price for our common stock or our ability to raise capital by offering equity securities. Sales of substantial amounts of common stock, or the perception that these sales could occur, may depress prevailing market prices for the common stock.

ITEM 7A--QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We transact business in various foreign currencies. Accordingly, we are subject to exposure from adverse movements in foreign currency exchange rates. This exposure is primarily related to revenue and operating expenses in Europe and Japan which are denominated in local currencies. However, as of December 31, 2000, we had no hedging contracts outstanding.

    We currently do not use financial instruments to hedge operating expenses in Europe or Japan which are denominated in local currencies. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

    We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change its hedging program.

INTEREST RATE SENSITIVITY

    The primary object of our investment activities is to preserve principal while at the same time maximizing the income we received from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate.

    The following table presents the amounts of our cash equivalents that are subject to market risk by range of expected maturity and weighted-average interest rates as of December 31, 2000. This table does not include money market funds because these funds are not subject to market risk.

                                                              MATURING IN
                                                          -------------------
                                                          ONE YEAR   OVER ONE
                                                          OR LESS      YEAR      TOTAL     FAIR VALUE
                                                          --------   --------   --------   ----------
Included in cash and cash equivalents...................   56,219    None        56,219      56,219
Weighted average interest rate..........................     6.31%

ITEM 8--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        TUMBLEWEED COMMUNICATIONS CORP.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Report of Independent Auditors..............................     41

Consolidated Balance Sheets.................................     42

Consolidated Statements of Operations.......................     43

Consolidated Statements of Stockholders' Equity.............     44

Consolidated Statements of Cash Flows.......................     45

Notes to Consolidated Financial Statements..................     46

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Tumbleweed Communications Corp.:

    We have audited the accompanying consolidated balance sheets of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                               /s/ KPMG LLP

Mountain View, California
January 24, 2001

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  75,497   $ 60,544
  Accounts receivable, net of allowance for doubtful
    accounts of $1,125 and $816 in 2000 and 1999,
    respectively............................................     11,220      5,182
  Prepaid expenses and other current assets.................      3,641      3,574
                                                              ---------   --------
    Total current assets....................................     90,358     69,300
  Property and equipment, net...............................     13,700      3,485
  Intangible assets, net....................................      4,297        135
  Goodwill, net.............................................     65,319         --
  Other assets..............................................      5,226      2,763
                                                              ---------   --------
    Total assets............................................  $ 178,900   $ 75,683
                                                              =========   ========

LIABILITIES AND STOCKHOLDER' EQUITY
Current liabilities:
  Accounts payable..........................................  $   3,872   $  2,878
  Current installments of long-term debt....................        587        840
  Accrued liabilities.......................................     16,833      6,398
  Deferred revenue..........................................      2,557      2,579
                                                              ---------   --------
    Total current liabilities...............................     23,849     12,695
Long-term debt, excluding current installments..............        497      1,017
Other long-term liabilities.................................        337        258
                                                              ---------   --------
    Total liabilities.......................................     24,683     13,970
                                                              ---------   --------
Commitments and contingencies
Minority interest...........................................        605         --
                                                              ---------   --------
Stockholders' equity:
  Common stock, $.001 par value; 100,000,000 shares
    authorized, 29,554,621 and 25,423,718 shares issued and
    outstanding as of December 31, 2000 and 1999,
    respectively............................................         30         26
  Additional paid-in capital................................    295,183    132,167
  Deferred compensation expense.............................     (6,461)    (5,283)
  Accumulated other comprehensive income (loss).............        (61)        53
  Accumulated deficit.......................................   (135,079)   (65,250)
                                                              ---------   --------
    Total stockholders' equity..............................    153,612     61,713
                                                              ---------   --------
    Total liabilities and stockholders' equity..............  $ 178,900   $ 75,683
                                                              =========   ========

          See accompanying notes to consolidated financial statements.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenue:
  License...................................................  $ 22,490   $ 11,285   $  8,996
  Services..................................................     8,185      3,018      1,359
  Transaction fees..........................................     6,663        981         --
  Sale of technology........................................        --         --        220
                                                              --------   --------   --------
    Revenue from continuing product lines...................    37,338     15,284     10,575
  Discontinued product line.................................        --      1,472      4,888
                                                              --------   --------   --------
    Total revenue...........................................    37,338     16,756     15,463
Cost of revenue:
  License...................................................     1,123        737        931
  Services (inclusive of non-cash compensation of $150 in
    2000)...................................................    11,897      4,088      3,319
  Transaction fees..........................................        97         78         --
                                                              --------   --------   --------
    Total cost of revenue...................................    13,117      4,903      4,250
                                                              --------   --------   --------
    Gross profit............................................    24,221     11,853     11,213
Operating expenses:
  Research and development (inclusive of non-cash
    compensation of $828, $1,049, and $249 in 2000, 1999,
    and 1998, respectively).................................    15,707      9,972      6,224
  Sales and marketing (inclusive of non-cash compensation of
    $4,153, $1,961, and $300 in 2000, 1999, and 1998,
    respectively)...........................................    44,776     21,878     11,846
  General and administrative (inclusive of non-cash
    compensation of $429, $526, and $166 in 2000, 1999, and
    1998, respectively).....................................    12,000      6,050      5,386
  Amortization of goodwill, intangibles, and in-process
    research and development................................    13,775         --         --
  Merger related and restructuring expenses (inclusive of
    non-cash compensation of $411 in 2000)..................    10,803         --         --
                                                              --------   --------   --------
    Total operating expenses................................    97,061     37,900     23,456
                                                              --------   --------   --------
    Operating loss..........................................   (72,840)   (26,047)   (12,243)
  Other income, net.........................................     3,353      2,126        524
                                                              --------   --------   --------
    Net loss before provision for taxes and minority
      interest..............................................   (69,487)   (23,921)   (11,719)
    Provision for income taxes..............................       375        301          1
                                                              --------   --------   --------
    Net loss before minority interest.......................   (69,862)   (24,222)   (11,720)
    Minority interest.......................................       (33)        --         --
                                                              --------   --------   --------
    Net loss................................................  $(69,829)  $(24,222)  $(11,720)
                                                              ========   ========   ========
Net loss per shares--basic and diluted......................  $  (2.51)  $  (1.65)  $  (1.79)
                                                              ========   ========   ========
Weighted average shares--basic and diluted..................    27,829     14,650      6,549
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                        TUMBLEWEED COMMUNICATIONS CORP.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 CONVERTIBLE PREFERRED STOCK
                                                            ---------------------------------------------------------------------
                                                                  SERIES A                SERIES B                SERIES C
                                                            ---------------------   ---------------------   ---------------------
                                                              SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT
                                                            ----------   --------   ----------   --------   ----------   --------
BALANCES, DECEMBER 31, 1997...............................   2,657,971     $ 3       4,065,960     $ 4              --     $--
  Issuance of common stock to nonemployees................          --      --              --      --              --      --
  Issuance of common stock upon exercise of stock
    options...............................................          --      --              --      --              --      --
  Purchases under Employee Stock Purchase Plan............          --      --              --      --              --      --
  Repurchase of common stock..............................          --      --              --      --              --      --
  Issuance of Series C preferred stock warrant............          --      --              --      --              --      --
  Foreign currency translation adjustment.................          --      --              --      --              --      --
  Deferred compensation expense on stock option grants....          --      --              --      --              --      --
  Amortization of deferred compensation expense...........          --      --              --      --              --      --
  Net loss................................................          --      --              --      --              --      --
                                                            ----------     ---      ----------     ---      ----------     ---
BALANCES, DECEMBER 31, 1998...............................   2,657,971       3       4,065,960       4              --      --
  Issuance of common stock upon exercise of stock
    options...............................................          --      --              --      --              --      --
  Issuance of Series B preferred stock in exchange for
    services..............................................          --      --          15,000      --              --      --
  Issuance of Series C preferred stock and warrants net of
    issuance costs of $1,337..............................          --      --              --      --       5,586,003       5
  Issuance of Series C preferred stock in exchange for
    services..............................................          --      --              --      --           6,500      --
  Issuance of common stock warrant........................          --      --              --      --              --      --
  Issuance of common stock upon exercise of warrants......          --      --              --      --              --      --
  Purchases under Employee Stock Purchase Plan............          --      --              --      --              --      --
  Foreign currency translation adjustment.................          --      --              --      --              --      --
  Deferred compensation expense on stock option grants....          --      --              --      --              --      --
  Amortization of deferred compensation expense...........          --      --              --      --              --      --
  Conversion of preferred stock to common stock...........  (2,657,971)     (3)     (4,080,960)     (4)     (5,592,503)     (5)
  Gain on sale of TKK subsidiary..........................          --      --              --      --              --      --
  Repurchase of common stock..............................          --      --              --      --              --      --
  Issuance of common stock--IPO, net of issuance costs of
    $4,855................................................          --      --              --      --              --      --
  Issuance of common stock for equity financing...........          --      --              --      --              --      --
  Net loss................................................          --      --              --      --              --      --
                                                            ----------     ---      ----------     ---      ----------     ---
BALANCES, DECEMBER 31, 1999...............................          --      --              --      --              --      --
  Issuance of common stock upon exercise of stock
    options...............................................          --      --              --      --              --      --
  Purchases under Employee Stock Purchase Plan............          --      --              --      --              --      --
  Issuance of options in exchange for services............          --      --              --      --              --      --
  Foreign currency translation adjustment.................          --      --              --      --              --      --
  Deferred compensation expense on stock option grants....          --      --              --      --              --      --
  Deferred compensation expense on vesting acceleration...          --      --              --      --              --      --
  Amortization of deferred compensation expense...........          --      --              --      --              --      --
  Issuance of common stock upon exercise of warrants......          --      --              --      --              --      --
  Issuance of common stock -- second offering, net of
    issuance costs of $6,147..............................          --      --              --      --              --      --
  Issuance of common stock -- Interface acquisition.......          --      --              --      --              --      --
  Net loss................................................          --      --              --      --              --      --
                                                            ----------     ---      ----------     ---      ----------     ---
BALANCES, DECEMBER 31, 2000...............................          --     $--              --     $--              --     $--
                                                            ==========     ===      ==========     ===      ==========     ===


                                                                                                                 ACCUMULATED
                                                                 COMMON STOCK                     DEFERRED          OTHER
                                                            ----------------------              COMPENSATION    COMPREHENSIVE
                                                              SHARES       AMOUNT      APIC        EXPENSE      INCOME (LOSS)
                                                            -----------   --------   --------   -------------   --------------
BALANCES, DECEMBER 31, 1997...............................    6,761,699     $ 7      $ 44,677      $  (563)          $ --
  Issuance of common stock to nonemployees................           --      --             8           --             --
  Issuance of common stock upon exercise of stock
    options...............................................      204,150      --           217           --             --
  Purchases under Employee Stock Purchase Plan............       40,300      --           358           --             --
  Repurchase of common stock..............................      (11,960)     --           (14)          --             --
  Issuance of Series C preferred stock warrant............           --      --            55           --             --
  Foreign currency translation adjustment.................           --      --            --           --             (2)
  Deferred compensation expense on stock option grants....           --      --         1,700       (1,700)            --
  Amortization of deferred compensation expense...........           --      --            --          715             --
  Net loss................................................           --      --            --           --             --
                                                            -----------     ---      --------      -------           ----
BALANCES, DECEMBER 31, 1998...............................    6,994,189       7        47,001       (1,548)            (2)
  Issuance of common stock upon exercise of stock
    options...............................................      877,893       1         1,247           --             --
  Issuance of Series B preferred stock in exchange for
    services..............................................           --      --            54           --             --
  Issuance of Series C preferred stock and warrants net of
    issuance costs of $1,337..............................           --      --        18,748           --             --
  Issuance of Series C preferred stock in exchange for
    services..............................................           --      --            23           --             --
  Issuance of common stock warrant........................           --      --           127           --             --
  Issuance of common stock upon exercise of warrants......       94,610      --           270           --             --
  Purchases under Employee Stock Purchase Plan............       39,000      --           311           --             --
  Foreign currency translation adjustment.................           --      --            --           --             55
  Deferred compensation expense on stock option grants....           --      --         7,271       (7,271)            --
  Amortization of deferred compensation expense...........           --      --            --        3,536             --
  Conversion of preferred stock to common stock...........   12,331,434      12            --           --             --
  Gain on sale of TKK subsidiary..........................           --      --         1,491           --             --
  Repurchase of common stock..............................           --      --           (36)          --             --
  Issuance of common stock--IPO, net of issuance costs of
    $4,855................................................    4,219,592       5        45,769           --             --
  Issuance of common stock for equity financing...........      867,000       1         9,891           --             --
  Net loss................................................           --      --            --           --             --
                                                            -----------     ---      --------      -------           ----
BALANCES, DECEMBER 31, 1999...............................   25,423,718      26       132,167       (5,283)            53
  Issuance of common stock upon exercise of stock
    options...............................................    1,234,033       1         6,260           --             --
  Purchases under Employee Stock Purchase Plan............      111,886      --         1,785           --             --
  Issuance of options in exchange for services............           --      --           616           --             --
  Foreign currency translation adjustment.................           --      --            --           --           (114)
  Deferred compensation expense on stock option grants....           --      --         4,004       (4,004)            --
  Deferred compensation expense on vesting acceleration...           --      --           275          136             --
  Amortization of deferred compensation expense...........           --      --            --        4,944             --
  Issuance of common stock upon exercise of warrants......       35,774      --            --           --             --
  Issuance of common stock -- second offering, net of
    issuance costs of $6,147..............................    1,500,000       2        77,851           --             --
  Issuance of common stock -- Interface acquisition.......    1,249,210       1        72,225       (2,254)            --
  Net loss................................................           --      --            --           --             --
                                                            -----------     ---      --------      -------           ----
BALANCES, DECEMBER 31, 2000...............................   29,554,621     $30      $295,183      $(6,461)          $(61)
                                                            ===========     ===      ========      =======           ====


                                                                               TOTAL
                                                            ACCUMULATED    STOCKHOLDERS'
                                                              DEFICIT         EQUITY
                                                            ------------   -------------
BALANCES, DECEMBER 31, 1997...............................   $ (29,308)      $ 14,820
  Issuance of common stock to nonemployees................          --              8
  Issuance of common stock upon exercise of stock
    options...............................................          --            217
  Purchases under Employee Stock Purchase Plan............          --            358
  Repurchase of common stock..............................          --            (14)
  Issuance of Series C preferred stock warrant............          --             55
  Foreign currency translation adjustment.................          --             (2)
  Deferred compensation expense on stock option grants....          --             --
  Amortization of deferred compensation expense...........          --            715
  Net loss................................................     (11,720)       (11,720)
                                                             ---------       --------
BALANCES, DECEMBER 31, 1998...............................     (41,028)         4,437
  Issuance of common stock upon exercise of stock
    options...............................................          --          1,248
  Issuance of Series B preferred stock in exchange for
    services..............................................          --             54
  Issuance of Series C preferred stock and warrants net of
    issuance costs of $1,337..............................          --         18,753
  Issuance of Series C preferred stock in exchange for
    services..............................................          --             23
  Issuance of common stock warrant........................          --            127
  Issuance of common stock upon exercise of warrants......          --            270
  Purchases under Employee Stock Purchase Plan............          --            311
  Foreign currency translation adjustment.................          --             55
  Deferred compensation expense on stock option grants....          --             --
  Amortization of deferred compensation expense...........          --          3,536
  Conversion of preferred stock to common stock...........          --             --
  Gain on sale of TKK subsidiary..........................          --          1,491
  Repurchase of common stock..............................          --            (36)
  Issuance of common stock--IPO, net of issuance costs of
    $4,855................................................          --         45,774
  Issuance of common stock for equity financing...........          --          9,892
  Net loss................................................     (24,222)       (24,222)
                                                             ---------       --------
BALANCES, DECEMBER 31, 1999...............................     (65,250)        61,713
  Issuance of common stock upon exercise of stock
    options...............................................          --          6,261
  Purchases under Employee Stock Purchase Plan............          --          1,785
  Issuance of options in exchange for services............          --            616
  Foreign currency translation adjustment.................          --           (114)
  Deferred compensation expense on stock option grants....          --             --
  Deferred compensation expense on vesting acceleration...          --            411
  Amortization of deferred compensation expense...........          --          4,944
  Issuance of common stock upon exercise of warrants......          --             --
  Issuance of common stock -- second offering, net of
    issuance costs of $6,147..............................          --         77,853
  Issuance of common stock -- Interface acquisition.......          --         69,972
  Net loss................................................     (69,829)       (69,829)
                                                             ---------       --------
BALANCES, DECEMBER 31, 2000...............................   $(135,079)      $153,612
                                                             =========       ========

          See accompanying notes to consolidated financial statements.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(69,829)  $(24,222)  $(11,720)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Amortization of deferred stock and warrant compensation
     expense................................................     5,971      4,000        723
    Depreciation and amortization...........................    14,214      1,161      1,030
    Bad debt expense........................................     2,099     (1,024)     1,719
    Minority interest.......................................       (33)        --         --
    In-process research and development.....................     1,960         --         --
    Amortization of debt discount...........................        --         --         12
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    (6,503)    (1,202)    (1,640)
    Prepaid expenses and other assets.......................     2,584     (2,000)       298
    Accounts payable and accrued liabilities................     8,866      5,103        452
    Deferred revenue........................................      (305)        44     (1,798)
                                                              --------   --------   --------
      Net cash used in operating activities.................   (40,976)   (18,140)   (10,924)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................    (8,307)    (3,246)      (524)
  Purchase of short-term investments........................        --         --    (56,383)
  Sales and maturities of short-term investments............        --      2,166     60,632
  Acquisitions, net of cash acquired........................   (17,882)        --         --
  Cash transferred to TKK...................................        --       (683)        --
  Purchase of investments...................................    (3,988)        --         --
  Proceeds from sale of Interface product line..............     1,900         --         --
  Other assets..............................................        --       (580)         7
                                                              --------   --------   --------
    Net cash provided by (used in) investing activities.....   (28,277)    (2,343)     3,732
                                                              --------   --------   --------
Cash flows from financing activities:
  Increase in borrowings....................................        --      2,103        560
  Repayments of borrowings..................................    (1,579)    (1,639)      (343)
  Proceeds from issuance of preferred stock and warrants,
    net.....................................................        --     18,493         --
  Proceeds from issuance of common stock, net...............    77,853     55,666         --
  Repurchase of common stock................................        --        (36)       (14)
  Issuance of common stock upon exercise of stock options...     6,261      1,248        217
  Issuance of common stock under Employee Stock Purchase
    Plan....................................................     1,785        311        358
  Issuance of common stock upon exercise of warrants........        --        270         --
                                                              --------   --------   --------
    Net cash provided by financing activities...............    84,320     76,416        778
Effect of exchange rate fluctuations........................      (114)        55         (2)
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........    14,953     55,988     (6,416)
Cash and cash equivalents, beginning of year................    60,544      4,556     10,972
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $ 75,497   $ 60,544   $  4,556
                                                              ========   ========   ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest....................  $    132   $     97   $     79
                                                              ========   ========   ========
  Cash paid during the year for taxes.......................  $     93   $     --   $     --
                                                              ========   ========   ========
Non-cash investing and financing activities:
  Issuance of warrants and options for services, debt
    issuance costs or equity offering costs.................  $  1,027   $    464   $     63
                                                              ========   ========   ========
  Equipment acquired under capital lease agreement..........  $     --   $     85   $     --
                                                              ========   ========   ========
  Issuance of debt to acquire insurance contract............  $     --   $    525   $     --
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                                    AND 1998

(1) ORGANIZATION

    Tumbleweed Communications Corp. ("Tumbleweed" or "the Company"), a Delaware corporation initially incorporated in California in June 1993, is a leading provider of mission-critical messaging solutions that enable organizations to manage and secure online business communications and processes. Customers may use Tumbleweed's solutions to centrally control and monitor the corporate communications stream to comply with policies and government regulations, communicate securely with business partners, suppliers, and customers, and to integrate business communications and processes online. Tumbleweed software offers a foundation for the automated legacy data extraction, preparation, and secure two-way communication of sensitive or confidential business information, such as electronic statements and customer service inquiries. Tumbleweed solutions are centrally controlled by IT managers while remaining transparent to end-users who do not need to deploy new software or modify behavior to comply with corporate security and communications policies.

    On August 2, 1999, the Company reincorporated in the state of Delaware. The Certificate of Incorporation of the Delaware successor corporation authorizes 100 million shares of common stock and 10 million shares of preferred stock at $0.001 par value per share. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation.

    The Company maintains its headquarters in Redwood City, California. During 1999, the Company incorporated subsidiaries in the United Kingdom, Germany, France, and Japan. During 2000, the Company incorporated subsidiaries in Australia, the Netherlands, Sweden, Hong Kong, and Switzerland.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION AND CONSOLIDATION POLICY

    The accompanying consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Worldtalk Communications Corp. ("Worldtalk"), and Interface Systems, Inc. ("Interface"); the Company's wholly owned subsidiary in the United Kingdom, which includes the United Kingdom's wholly owned subsidiaries in France, Germany, Australia, the Netherlands, Switzerland, Sweden and Hong Kong; and the Company's majority-owned subsidiary in Japan, Tumbleweed Communications KK ("TKK"). The results of operations for TKK have been included in the Company's consolidated statements of operations except for the period from September 1, 1999 to March 31, 2000, when it was an investment accounted for under the equity method. The results of operations for Interface have been included commencing September 1, 2000, the effective date of its acquisition.

    All significant intercompany accounts and transactions have been eliminated in consolidation.

    CASH, CASH EQUIVALENTS AND INVESTMENTS

    The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

    The Company generally has classified its investment securities as available-for-sale and accounts for them at estimated fair value. Realized and unrealized gains and losses were not significant for 2000, 1999, and 1998. The cost of securities sold is based on the specific identification method.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY AND EQUIPMENT

    Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, generally 3 to 5 years for computers, furniture, and equipment; 33 years for buildings and improvements; and the shorter of the estimated useful life of the asset or the remaining lease term for leasehold improvements. Equipment under capital lease is amortized over the shorter of the estimated useful life of the asset or the lease term.

    OTHER INVESTMENTS

    During 2000, the Company made investments in two non-public companies of $977,000 and $3.0 million. The investments are accounted for using the cost method and are included in other assets in the accompanying balance sheet as of December 31, 2000. One of the investee companies provided services to Tumbleweed in the amount of approximately $542,000 for the year ended December 31, 2000.

    GOODWILL AND INTANGIBLE ASSETS

    Goodwill and intangible assets relating to purchase business combinations are recorded at cost less accumulated amortization and are amortized on a straight-line basis over their estimated useful lives ranging from one to five years.

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

    REVENUE RECOGNITION

    The Company recognizes revenue in accordance with American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, SOFTWARE REVENUE RECOGNITION and SOP 98-9, SOFTWARE REVENUE RECOGNITION WITH RESPECT TO CERTAIN ARRANGEMENTS, which generally requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, consulting, training, installation, or post-contract customer support. Fair values are based upon vendor specific objective evidence. If such evidence of fair value for each undelivered element of the arrangement does not exist, all revenue from

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered.

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

    The Company provides limited warranty rights to its customers, which are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, ACCOUNTING FOR CONTINGENCIES. Estimated warranty obligations are provided by charges to operations in the period in which the related revenue is recognized. To date, the estimated warranty obligations have not been considered significant.

    ADVERTISING

    The Company expenses advertising costs as incurred. Total advertising expense was $450,000, $399,000, and $565,000 for 2000, 1999, and 1998,
respectively.

    INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion ("APB") No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. As such, compensation expense is recorded for fixed plan stock options on the date of grant when the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board ("FASB") Interpretation No. 28. Options granted to consultants and other non-employees are considered compensatory and are accounted for at fair value pursuant to SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company discloses the pro forma effects of using the fair value method of accounting for all stock-based compensation arrangements in accordance with SFAS No. 123.

    NET LOSS PER SHARE

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

                                                           YEARS ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
Shares issuable under stock options...................   7,243      4,475       3,116
Shares of restricted stock subject to repurchase......      --         --         197
Shares issuable pursuant to warrants or rights to
  purchase convertible preferred stock................      --         --          61
Shares issuable pursuant to warrants or rights to
  purchase common stock...............................     484        540          14
Shares of convertible preferred stock on an
  "as-if-converted" basis.............................      --         --       6,724
                                                         -----      -----      ------
                                                         7,727      5,015      10,112
                                                         =====      =====      ======

    OTHER COMPREHENSIVE INCOME (LOSS)

    Tumbleweed's other comprehensive income (loss) consists entirely of cumulative translation adjustments resulting from the application of the Company's foreign currency translation policy. The tax effects of translation adjustments were not significant.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair value of the Company's cash, cash equivalents, marketable securities, accounts receivable, accounts payable and equipment line approximate their carrying values due to the short maturity or variable-rate structure of those instruments.

    USE OF ESTIMATES

    The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    FOREIGN CURRENCY TRANSLATION

    The functional currency for each foreign subsidiary is its respective local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders' equity. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in results of operations. These amounts were not significant in 2000, 1999, and 1998. At December 31, 2000 and 1999, no foreign currency translation exposures were hedged.

    IMPAIRMENT OF LONG-LIVED ASSETS

    The Company reviews its long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

    RECLASSIFICATION

    Certain reclassifications, none of which affected net income, have been made to prior year amounts to conform to the current year presentation.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. SFAS No.133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15,

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
2000. To date, Tumbleweed has not entered into any derivative financial instruments or hedging activities.

    In December 1999, the SEC issued Staff Accounting Bulletin ("SAB") No. 101. The SAB summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, as amended by SAB No. 101B, was adopted by Tumbleweed during the quarter ended December 31, 2000. There was no material change to the Company's accounting for revenue as a result of the adoption of SAB Nos. 101 and 101B.

    In March 2000, FASB issued Financial Interpretation No. 44 ("FIN 44"). FIN 44 clarifies (a) the definition of employee for purposes of applying APB Opinion 25, Accounting for Stock Issued to Employees, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this interpretation are recognized on a prospective basis from July 1, 2000. The application of FIN 44 did not have a material impact on Tumbleweed's financial position or results of operations.

(3) BUSINESS COMBINATIONS

    WORLDTALK COMMUNICATIONS CORPORATION

    On January 31, 2000, the Company completed its acquisition of Worldtalk. Under the terms of the merger agreement, each Worldtalk share of common stock has been converted into 0.26 of a share of the Company's common stock. A total of 3,798,398 shares of the Company's common stock was exchanged for 14,609,374 shares of Worldtalk common stock. The business combination was accounted for as a pooling of interests and, accordingly, the Company's historical financial statements have been restated to include the accounts and results of operations of Worldtalk.

    INTERFACE SYSTEMS, INC.

    On September 1, 2000, Tumbleweed acquired Interface, which developed and sold software-based tool and solutions to integrate legacy systems with Internet technology, distribute mainframe documents, and provide host connectivity. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since September 1, 2000, Interface's results of operations have been included in the Company's Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including a cost approach for the assembled workforce, and an income approach for the core technology.

    The purchase price of approximately $77.1 million consisted of an exchange of 1,249,210 shares of the Company's common stock with a fair value of approximately $64.2 million, assumed stock options with a fair value of approximately $7.9 million, cash paid of $2.0 million, and other acquisition related

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(3) BUSINESS COMBINATIONS (CONTINUED)
expenses of approximately $2.9 million consisting primarily of payments for investment banker's fees, legal fees, accounting fees, and printer fees.

    The following is a summary of the allocation of the purchase price in the acquisition of Interface (in thousands):

Property and equipment......................................  $ 4,263
Net current assets..........................................      971
Deferred compensation.......................................    2,254
Identifiable intangible assets..............................    4,325
Assembled workforce.........................................    1,961
In-process research and development.........................    1,960
Goodwill....................................................   61,391
                                                              -------
Total                                                         $77,125
                                                              =======

    PRO FORMA RESULTS (UNAUDITED)

    The results of operations previously reported by the separate enterprises, Tumbleweed and Worldtalk, and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows (in thousands):

                                                            1999       1998
                                                          --------   --------
Revenues
  Tumbleweed............................................  $  5,777   $  2,015
  Worldtalk.............................................    10,979     13,448
                                                          --------   --------
  Total.................................................  $ 16,756   $ 15,463
                                                          ========   ========
Net Loss
  Tumbleweed............................................  $(16,416)  $ (6,590)
  Worldtalk.............................................    (7,806)    (5,130)
                                                          --------   --------
  Total.................................................  $(24,222)  $(11,720)
                                                          ========   ========

    The following unaudited pro forma summary presents the Company's consolidated results of operations for the years ended December 31, 2000 and 1999 as if the Interface acquisition had been consummated at the beginning of the earliest period. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of goodwill and other intangible assets, amortization of deferred compensation and the elimination of the charge for acquired in process research and development.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(3) BUSINESS COMBINATIONS (CONTINUED)
    Pro forma results for the years ended December 31, 2000 and 1999 are as follows (in thousands, except per share amounts):

                                                            2000       1999
                                                          --------   --------
Revenues................................................  $ 44,267   $ 20,108
Net loss................................................   (64,069)   (54,899)
Net loss per share--basic and diluted...................  $  (2.07)  $  (3.45)

    The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place at the beginning of the periods presented.

(4) FINANCIAL STATEMENT COMPONENTS

    A summary of cash and cash equivalents as of December 31, 2000 and 1999 follows (in thousands):

                                                              2000       1999
                                                            --------   --------
Cash......................................................  $13,731    $ 1,559
Money market mutual funds.................................    5,547     47,100
Commercial paper..........................................   56,219     11,885
                                                            -------    -------
  Cash and cash equivalents...............................   75,497     60,544
Less restricted cash equivalents..........................    1,929         --
                                                            -------    -------
  Unrestricted cash and cash equivalents..................  $73,568    $60,544
                                                            =======    =======

    Restricted cash consists of a lease deposit related to one of the Company's facilities in Redwood City, California.

    A summary of property and equipment as of December 31, 2000 and 1999 follows (in thousands):

                                                               2000       1999
                                                             --------   --------
Office furniture...........................................  $ 3,307     $1,601
Computers and equipment....................................   11,375      5,457
Land and buildings.........................................    3,436         --
Leasehold improvements.....................................    2,405        691
                                                             -------     ------
                                                              20,523      7,749
Less accumulated depreciation..............................    6,823      4,264
                                                             -------     ------
                                                             $13,700     $3,485
                                                             =======     ======

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(4) FINANCIAL STATEMENT COMPONENTS (CONTINUED)
    A summary of goodwill and other intangible assets as of December 31, 2000 and 1999 follows (in thousands):

                                                                2000       1999
                                                              --------   --------
Goodwill....................................................  $74,850      $ --
Developed and core technology...............................    4,325        --
Acquired workforce..........................................    2,023        62
Capitalized organizational and software development costs...      231       231
                                                              -------      ----
                                                               81,429       293
Less accumulated amortization...............................   11,813       158
                                                              -------      ----
                                                              $69,616      $135
                                                              =======      ====

    A summary of accrued liabilities as of December 31, 2000 and 1999 follows (in thousands):

                                                               2000       1999
                                                             --------   --------
Accrued compensation.......................................  $ 7,694     $2,801
Professional fees..........................................    3,128      1,632
Accrued sales and foreign taxes............................    1,705        399
Accrued royalties..........................................    2,106         --
Other......................................................    2,200      1,566
                                                             -------     ------
                                                             $16,833     $6,398
                                                             =======     ======

    Other income, net consisted of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------   --------   --------
Interest income......................................   $3,512     $1,761     $ 622
Interest expense.....................................     (160)      (200)     (108)
Equity loss in TKK...................................       --        (22)       --
Miscellaneous income.................................        1        587        10
                                                        ------     ------     -----
                                                        $3,353     $2,126     $ 524
                                                        ======     ======     =====

(5) RELATED PARTY TRANSACTIONS

    HIKARI TSUSHIN

    In February 1999, the Company issued 3,914,989 shares of Series C preferred stock at a price of $3.58 to Hikari Tsushin ("Hikari"), a Japanese company, resulting in gross proceeds to the Company of approximately $14.0 million. In August 1999, in connection with the initial public offering, Hikari purchased 400,000 shares of common stock at $12.00 per share, resulting in gross proceeds to the Company of approximately $4.8 million. As of December 31, 2000 and 1999, Hikari owned approximately 0% and 20% of the Company's outstanding common stock, respectively.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(5) RELATED PARTY TRANSACTIONS (CONTINUED)
    On March 31, 1999, Tumbleweed KK ("TKK"), a wholly-owned Japanese subsidiary of the Company until August 31, 1999 when it became an equity investee, entered into a one-year License and Distribution Agreement with Hikari. A summary of the terms of this agreement is as follows:

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

    - Beginning on April 1, 1999, Hikari began making quarterly, non-refundable prepaid transaction fees of Y23,625,000 (which approximated $231,000 as of December 31, 1999). The quarterly transaction fees are based on quarterly minimum volume commitments, and will be recognized as revenue in the quarter that the amounts are due and payable. The Company recognized $310,000 and $331,000 in transaction fees from Hikari during 2000 and 1999, respectively.

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

    On August 31, 1999, TKK sold 200 shares of its common stock, representing a 50% ownership interest in TKK, to Hikari for Y350,000,000 (which approximated $3.2 million as of August 31, 1999). Following Hikari's investment, Hikari and the Company had equal board representation in TKK. As a result of the equity transaction and the change in board constituency, the Company no longer believed it had control of TKK. Consequently, beginning September 1, 1999, the Company began accounting for its investment in TKK on the equity method of accounting rather than the consolidation method. Because TKK sold shares to Hikari, the Company's share of the book value of TKK's net assets exceeded the carrying amount of the investment by $1.49 million. As a result the Company recorded $1.49 million in additional paid-in capital in 1999.

    On May 15, 2000, Tumbleweed repurchased 5% of the outstanding shares of TKK's common stock from Hikari for Y70,000,000 (which approximated $645,000 as of May 15, 2000), increasing the Company's ownership interest in TKK to 55% and resumed consolidating the Japanese subsidiary effective April 1, 2000. On August 29, 2000, Tumbleweed repurchased an additional 25% of the outstanding shares of the jointly owned Japanese subsidiary for approximately
$13.8 million, increasing

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(5) RELATED PARTY TRANSACTIONS (CONTINUED) the Company's ownership position to 80%. The Company recorded approximately $13.5 million of goodwill as a result of these transactions.

    Prior to selling a 50% ownership interest in TKK on August 31, 1999, the Company recorded consolidated revenues from third-party customers of TKK of $914,000, and $0 in 1999 and 1998, respectively. Hikari has historically been a significant customer of TKK, representing approximately 84% and 0% of TKK's third party revenues recorded during the aforementioned periods. Subsequent to the divestiture on August 31, 1999, the Company recorded $300,000 in royalties received from TKK based on license revenue TKK earned from Hikari and an additional $17,000 in service revenue resulting from support and maintenance the Company provided directly to Hikari.

    The total amount due from Hikari was $17,000 as of December 31, 1999. During the three months ended March 31, 2000, the Company recorded revenues from TKK of approximately $367,000. The Company recorded revenues from Hikari of $514,000, $787,000 and $0 in 2000, 1999, and 1998, respectively.

    OTHER RELATED PARTY TRANSACTIONS

    In July 1999, in exchange for marketing and publicity services, the Company issued a warrant to a customer to acquire 100,000 shares of the Company's common stock. The warrant is exercisable immediately in three tranches: 50,000 shares at an exercise price of $20 per share; 25,000 shares at an exercise price of $30 per share; and 25,000 shares at an exercise price of $40 per share (see
Note 7). In June 1999, the Company entered into a license agreement and a consulting agreement with this customer and recorded revenues of approximately $567,000 and $374,000 in 2000 and 1999, respectively, and deferred revenues of approximately $147,000 and $650,000 as of December 31, 2000 and 1999, respectively. The total amount due from this customer was approximately $0 and $650,000 and total amount due by the Company to this customer was approximately $175,000 and $72,000 as of December 31, 2000 and 1999, respectively.

(6) DEBT

    Long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Equipment loan facilities...................................   $  871     $1,335
Financing arrangement for directors' and officers insurance
  premium...................................................       --        302
Capital leases..............................................      213         85
Term facility...............................................       --        135
                                                               ------     ------
Total long-term debt........................................    1,084      1,857
Less current portion........................................      587        840
                                                               ------     ------
Total long-term portion.....................................   $  497     $1,017
                                                               ======     ======

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(6) DEBT (CONTINUED)
    REVOLVING CREDIT FACILITY

    In July 1998, the Company entered into a debt agreement with a bank, which includes a $1.5 million revolving credit facility. Borrowings under the revolving credit facility bear interest at the prime rate plus 0.5%, with interest payable monthly and an unamortized discount of $43,000. At
December 31, 1999, there were no outstanding borrowings under the revolving credit facility, which expired in July 2000.

    EQUIPMENT LOAN FACILITIES

    In July 1998, the Company entered into a debt agreement with a bank, which includes a $750,000 equipment loan facility. In June 1999, the Company obtained a second equipment loan facility in the amount of $1.0 million with the same bank. The first equipment loan in the amount of $750,000 expires in December 2001 and the second equipment loan in the amount of $1.0 million expires in December 2002. Borrowings under both equipment loan facilities bear interest at prime rate plus 0.75% and are due and payable in 36 equal monthly installments and are secured by certain assets of the Company. As of December 31, 2000, total borrowings under both equipment loan facilities was approximately $871,000 in the aggregate and $879,000 remained available under the facilities. The weighted average interest rate for the equipment loans was 10.0%, 8.45%, and 8.5% for 2000, 1999, and 1998, respectively. The loan has aggregate maturities of approximately $507,000 and $364,000 in 2000 and 2001, respectively.

    LOAN AND SECURITY AGREEMENT

    On December 30, 1998, the Company entered into a loan and security agreement comprised of a $1.5 million line of credit, which expired on December 29, 1999 and a $250,000 term facility, which expired on December 29, 2000, bearing interest at the prime rate (9.5% and 7.75% as of December 1999 and 1998) plus 0.25% and prime rate plus 0.50%, respectively. The agreement was collateralized by the assets of the Company, contained certain financial covenants and restricts the Company's ability to incur other indebtedness and pay dividends. There were no outstanding balances under the line of credit agreement as of December 31, 2000 and 1999. Borrowings under the term facility were $0 and $135,000 as of December 31, 2000 and 1999, respectively.

    FINANCING ARRANGEMENT FOR DIRECTOR'S AND OFFICERS' INSURANCE PREMIUM

    In September 1999, the Company entered into a $525,000 financing arrangement with another company to finance its directors' and officers' liability insurance premium. As of December 31, 2000, there was no debt outstanding under this financing arrangement. The weighted average interest rate for the financing arrangement for directors' and officers' insurance was 7.5% for 1999 and 2000.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(7) INCOME TAXES

    The differences between the amount of income tax expense recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 35% for the year ended December 31, 2000 and 34% for the years ended
December 31, 1999 and 1998, are as follows (in thousands):

                                                                2000       1999       1998
                                                              --------   --------   --------
Statutory federal income tax benefit........................  $(24,320)  $(8,133)   $(3,984)
State income tax, net of federal tax benefit................    (3,567)       --          1
Valuation allowance.........................................    23,221     6,945      3,755
Foreign income tax expense..................................       375       301         --
Nondeductible stock compensation expense....................        --     1,188        229
Research & development credit...............................      (774)       --         --
Goodwill amortization and other permanent differences.......     5,440        --         --
                                                              --------   -------    -------
Income tax expense..........................................  $    375   $   301    $     1
                                                              ========   =======    =======

    The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2000 and 1999, are presented below (in thousands):

                                                              2000       1999
                                                            --------   --------
Net operating loss carryforwards..........................  $50,992    $16,516
Fixed assets..............................................      232         --
Deferred stock compensation...............................    2,287         --
Deferred research and development costs...................       --      2,022
Tax credit carryforwards..................................    3,784      2,260
Reserves and accruals not currently deductible............    3,880      2,373
                                                            -------    -------
Total deferred tax assets.................................   61,175     23,171
Less: Valuation allowance.................................   56,977     23,171
                                                            -------    -------
Net deferred tax assets...................................    4,198         --
Intangible assets.........................................   (1,683)        --
Book/tax basis differences arising from merger............   (2,515)        --
                                                            -------    -------
Net deferred tax liabilities..............................  $    --    $    --
                                                            =======    =======

    The Company believes that sufficient uncertainty exists with respect to future realization of these deferred tax assets and therefore, established a valuation allowance against all of its deferred tax assets.

    As of December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $132 million and $95 million, respectively. The federal net operating loss carryforwards expire in the years 2007 through 2020 and the state net operating loss carryforwards expire in the years 2001 through 2020. To the extent of the current year net operating loss pertaining to the stock option deduction of approximately $26 million, when realized, the resulting tax benefit of $10.8 million will be credited to stockholders' equity.

    As of December 31, 2000, the Company has federal and California research and development tax credit of approximately $2.6 million and $1.7 million, respectively. The research and development tax

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(7) INCOME TAXES (CONTINUED)
credit for federal income tax purposes will expire in years 2006 through 2020. And the research and development credit for California income tax purposes can be carried forward indefinitely.

    The Company's future ability to utilize the net operating loss and tax credit carryforwards may be subject to certain limitations in the event of ownership changes as defined in Section 382 of the Internal Revenue Code.

(8) STOCKHOLDERS' EQUITY

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

    In August 2000, Tumbleweed completed a primary and secondary public offering of 3,000,000 shares of its common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by Tumbleweed and 1,500,000 secondary shares were sold by stockholders of Tumbleweed. The Company did not receive any of the proceeds from shares sold by its stockholders. Net proceeds of approximately $77.6 million from the offering of primary shares will be used for working capital and other general corporate purposes. In addition, Tumbleweed may use a portion of the net proceeds to acquire complementary products, technologies, or businesses.

    1993 STOCK OPTION PLAN

    On September 30, 1993, the Company adopted the 1993 Stock Option Plan. In 1999, the board of directors approved an amendment to the plan to increase the number of shares authorized for issuance by 650,000 shares to a total of 3,768,500 authorized shares. In August 1999, the company ceased granting further options under the plan.

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

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(8) STOCKHOLDERS' EQUITY (CONTINUED)
    1999 EMPLOYEE STOCK PURCHASE PLAN

    The 1999 Employee Stock Purchase Plan (the Purchase Plan) was approved by stockholders on August 3, 1999, which allows eligible employees to purchase common stock at a discount from fair market value. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan for each fiscal year occurring during the term of the Purchase Plan, which will terminate in 2009.

    2000 NSO INCENTIVE STOCK PLAN

    The 2000 NSO Incentive Stock Plan was adopted by the Board of Directors on July 10, 2000. This plan qualifies as a "broadly based" plan and is for the benefit of our officers, directors, employees, advisors, and consultants. It provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares or any combination of such. The options granted under this plan are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. An aggregate of 1,181,500 shares of common stock are reserved for issuance under this plan, which will terminate on July 10, 2010.

    Under the terms of the plan, the exercise price for stock options is determined by the Board of Directors, Compensation Committee, or Administrator ("Administrator"), generally 100% of the fair market value on the date of grant. The option term is determined by the Administrator, generally no longer than 10 years. Vesting periods are determined by the Administrator and generally provide for 25% of the options to vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months.

    INTERFACE STOCK OPTION PLANS

    On September 1, 2000, the Company assumed the Interface 1992 Stock Option Plan ("1992 Plan") and 1993 Stock Option Plan for Non-Employee Directors ("Directors Plan"). The 1992 Plan provided for the grant of both incentive stock options and non-qualified options to officers and key employees at not less than market price on the date of grant as determined by the Board of Directors. Under the 1992 Plan, options generally vest at the rate of 33% per year after one year from the date of grant and have a term of ten years. The Directors Plan provided for the grant to non-employee directors of non-qualified options at market price on the date of grant. The Directors Plan provides for discretionary grants with vesting determined at the time of grant with a term of ten years. A total of 236,000 shares of the Company's common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Interface. The Company registered an additional 304,000 shares for issuance from the 1992 Plan, which will be used to grant options to Interface employees at the time of the merger and who remain employed by Tumbleweed. The Directors Plan was terminated upon its assumption by Tumbleweed, and no further options will be granted under it.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(8) STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of all stock option activity follows:

                                               OPTIONS AVAILABLE                         WEIGHTED AVERAGE
                                                   FOR GRANT       OPTIONS OUTSTANDING    EXERCISE PRICE
                                               -----------------   -------------------   ----------------
Balances, December 31, 1997..................       3,390,800            2,211,793            $ 5.36
Authorized...................................       2,000,000                   --                --
Granted......................................      (1,616,130)           1,616,130              2.40
Exercised....................................              --             (204,150)             1.08
Canceled.....................................         508,103             (508,103)             9.33
                                                   ----------           ----------            ------
Balances, December 31, 1998..................       4,282,773            3,115,670              3.45
Authorized...................................       5,031,500                   --                --
Granted......................................      (2,887,186)           2,887,186             13.32
Exercised....................................              --             (877,893)             1.42
Canceled.....................................         650,376             (650,376)             9.15
                                                   ----------           ----------            ------
Balances, December 31, 1999..................       7,077,463            4,474,587              9.39
Authorized...................................       1,721,235                   --                --
Granted......................................      (5,469,939)           5,469,939             35.48
Exercised....................................              --           (1,234,033)             5.07
Canceled.....................................       1,467,530           (1,467,530)            32.79
Expired......................................      (4,169,694)                  --                --
                                                   ----------           ----------            ------
Balances, December 31, 2000..................         626,595            7,242,963            $25.01
                                                   ==========           ==========            ======

    The following table summarizes information about stock options outstanding as of December 31, 2000:

                                            AVERAGE REMAINING
                                            CONTRACTUAL LIFE
  EXERCISE PRICES      NUMBER OUTSTANDING        (YEARS)        NUMBER EXERCISABLE
--------------------   ------------------   -----------------   ------------------
$               0.50         808,413               7.2                324,853
          0.77--0.80         561,745               8.3                162,697
         7.69--11.05         182,773               7.4                 89,366
        11.36--17.13         889,692               8.4                341,124
        17.69--27.23       1,455,655               9.5                149,169
        30.50--45.37       2,657,296               9.4                171,686
        47.94--71.50         359,389               9.3                 13,507
        73.00--85.13         278,000               9.1                     --
              118.44          50,000               9.3                     --
--------------------       ---------               ---              ---------
$       0.50--118.44       7,242,963               8.9              1,252,402
====================       =========               ===              =========

STOCK-BASED COMPENSATION

    The Company uses the intrinsic value method prescribed by APB No. 25 in accounting for its stock-based compensation arrangements for employees. Compensation cost has been recognized for fixed stock option issuances in the accompanying consolidated financial statements because the fair

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(8) STOCKHOLDERS' EQUITY (CONTINUED)
value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. The Company has recorded deferred compensation expense of approximately $4.0 million, $7.3 million, $1.7 million, for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options granted in the years ended December 31, 2000, 1999, and 1998, respectively. These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred compensation of approximately $5.4 million, $3.5 million, and $715,000 was recognized in the years ended December 31, 2000, 1999, and 1998, respectively. Had compensation cost for the Company's stock-based compensation plan been determined consistent with the fair value approach set forth in SFAS No. 123, the Company's net losses for the years ended December 31, 2000, 1999, and 1998, would have been as follows (in thousands, except per share amounts):

                                                  2000        1999       1998
                                                ---------   --------   --------
Net loss as reported..........................  $ (69,829)  $(24,222)  $(11,720)
APB No. 25 compensation expense recorded......      5,695      3,536        715
Stock-based compensation under SFAS No. 123...    (20,466)    (3,052)    (1,171)
                                                ---------   --------   --------
Net loss pro forma............................  $ (84,600)  $(23,738)  $(12,176)
                                                =========   ========   ========
Basic and diluted net loss per share as
  reported....................................  $   (2.51)  $  (1.65)  $  (1.79)
                                                =========   ========   ========
Basic and diluted net loss per share pro
  forma.......................................  $   (3.04)  $  (1.62)  $  (1.86)
                                                =========   ========   ========

    For purposes of computing pro forma net income, the fair value of each option grant and stock purchases under the Purchase Plan is estimated on the date of grant using a Black-Scholes option pricing model for the multiple-option approach for the years ended December 31, 2000 and 1999. For the year ended December 31, 1998, the fair value of options was estimated on the date of grant using the minimum value method. The assumptions used to value the option grants and purchase rights are stated as follows:

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
Stock options:
  Expected life of options granted before IPO...............  3.0 years   2.0 years   4.0 years
  Expected life of options granted after IPO................  3.0 years    1.0 year          --
  Volatility................................................        100%         78%         --
  Risk-free interest rate...................................       6.17%       5.42%       5.02%
  Dividend yield............................................          0%          0%          0%
Purchase plan options:
  Expected life.............................................   0.5 year    1.0 year          --
  Volatility................................................        100%         78%         --
  Risk-free interest rate...................................       6.39%       5.42%         --
  Dividend yield............................................          0%          0%         --

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(8) STOCKHOLDERS' EQUITY (CONTINUED)
    WARRANTS

    In connection with the November 1998 Bridge Loan Facility, the Company issued a warrant to acquire 20,973 shares of Series C preferred stock at an exercise price of $3.58. In December 1999, an option for a cashless exercise was completed resulting in the issuance of 19,107 shares of the Company common stock and eliminating the outstanding warrant balance.

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

    In July 1999, in exchange for marketing and publicity assistance from a customer, the Company issued a warrant to acquire 100,000 shares of its common stock. The warrant is exercisable immediately in three tranches: 50,000 shares at an exercise price of $20 per share; 25,000 shares at an exercise price of $30 per share; and 25,000 shares at an exercise price of $40 per share. Using the Black-Scholes option pricing model, the total fair value of the warrant was estimated to be $127,000, based on the following assumptions: no dividends; contractual term of three years; risk-free interest rate of 4.8%; and expected volatility of 60%. The fair value of the warrant was charged to sales and marketing expense in the third quarter of 1999. In June 1999, the Company entered into a license agreement and a consulting agreement with the customer for approximately $355,000 in aggregate. The first tranch of 50,000 shares for $20 per share was exercised on a net issuance basis in July 2000.

    In conjunction with various financing arrangements in 1994, 1995, 1998 and 1999, the Company issued warrants to purchase an aggregate of approximately 440,000 shares of common stock at prices ranging from $23.08 per share to $69.62 per share and expiration dates ranging from July 2003 to July 2006. In addition to those warrants, the Company also issued two shares of Series B redeemable preferred stock now exercisable for common stock in lieu of the preferred stock at $8.62 per share. In July 2000, 6,500 shares at $23.08 was exercised on a net issuance basis. As of December 31, 2000 and 1999, 433,900 and 440,400 warrants to purchase common stock remained outstanding, respectively. Of the warrants that remain outstanding at December 31, 2000, 600 expire in July 2003, and the remaining 433,300 expire in July 2006.

(9) EMPLOYEE BENEFIT PLAN

    The Company has a 401(k) plan that allows eligible employees to contribute a percentage of their compensation, limited to $10,500 in 2000 and $10,000 in 1999 and 1998. The Company made no contributions in 1999 and 1998. On April 1, 2000, the Company began matching each eligible employee's contribution 100% up to 4% of the employee's salary. The Company matching contributions and earnings thereon vest immediately. For the year ended December 31, 2000, the Company's matching contributions to employees' 401(k) plans totaled approximately $603,000.

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(10) COMMITMENTS AND CONTINGENCIES

    LEASE COMMITMENTS

    The Company leases its facilities and certain equipment under operating lease agreements. The facilities leases expire at various dates through 2005. The Company also leases certain equipment under capital lease agreements. These leases expire at various dates through 2004. Future minimum lease payments as of December 31, 1999, are as follows (in thousands):

YEAR ENDING DECEMBER 31,                          OPERATING LEASES   CAPITAL LEASES
------------------------                          ----------------   --------------
2001............................................      $ 2,871             $ 87
2002............................................        5,754               87
2003............................................        6,311               41
2004............................................        6,491                8
2005............................................          731               --
Thereafter......................................           --               --
                                                      -------             ----
Future minimum lease payments...................      $22,158              223
                                                      =======
Less amount representing interest...............                            10
                                                                          ----
                                                                           213
Less current portion............................                            80
                                                                          ----
Long-term portion...............................                          $133
                                                                          ====

    Total rent expense under operating leases for the years ended December 31, 2000, 1999, and 1998, was approximately $2.9 million, $1.9 million, and $942,000, respectively.

    CONTINGENCIES

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000 the Company filed (i) a motion to strike or dismiss for failure to meet certification requirements of the Private Securities Litigation Reform Act,
(ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. These motions remain pending through March 2001. The accompanying financial statements do not include any costs for damages, if any, that might result from this uncertainty.

(11) SEGMENT INFORMATION

    SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what

                TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2000, 1999
                              AND 1998 (CONTINUED)

(11) SEGMENT INFORMATION (CONTINUED)
information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

    The Company's chief operating decision-maker is considered to be its Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by the CEO is identical to the information presented in the accompanying consolidated statements of operations. Therefore, the Company operates in a single operating segment.

    Revenue information regarding operations in the different geographic regions is as follows (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
North America....................................  $25,267    $ 9,084    $ 6,919
Europe...........................................    7,133      4,273      2,989
Asia and Australia...............................    4,938      1,927        667
                                                   -------    -------    -------
Total revenue from continuing product lines......  $37,338    $15,284    $10,575
                                                   =======    =======    =======

    Substantially all of the Company's long-lived assets are located in the United States.

(12) SUBSEQUENT EVENTS (UNAUDITED)

    RESTRUCTURING

    In January 2001, the Board of Directors approved a restructuring program. This restructuring program focuses the Company's efforts towards concentrating on its strongest opportunities, reducing operating expenses, and improving the Company's allocation of resources. This involved closing international locations in Paris, France; Chatsworth, Australia; and Stockholm Sweden. The restructuring program also realigned the professional services organization, and included a targeted staff reduction of approximately 20%. Total charges incurred as a result of the restructuring are anticipated to be approximately $9-10 million in the first quarter of 2001, which includes severance and related charges associated with the reduction in force and charges related to vacating leased facilities domestically and abroad.

    In addition to the restructuring, the Company announced its intent to revise its pricing model to include upgrades as part of the license and transaction bundles, resulting in ratable revenue recognition over the term of the license agreement.

    On March 4, 2001, the Board of Directors unanimously approved an amendment to the 2000 NSO Incentive Stock Plan to increase the number of shares of common stock reserved for issuance under the plan from 1,181,000 to 4,181,000.

ITEM 9--CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEM 10--DIRECTORS AND EXECUTIVE OFFICERS.

    The information required by this item, insofar as it relates to our directors, will be contained under the captions "Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference. The information relating to our executive officers is contained in Part I.

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

PART IV

ITEM 14--EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Documents filed as a part of this Form 10-K:

    (1) Financial Statements

       Report of Independent Auditors
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statements of Stockholders' Equity
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements

    (2) Financial Statement Schedules:

        Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed by the registrant during the fiscal quarter ended December 31, 2000.

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

         2.2 (7)              Agreement and Plan of Merger, dated as of June 28, 2000,
                              among Tumbleweed Communications Corp., Maize Acquisition
                              Sub, Inc., and Interface Systems, Inc.

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

         4.3 (1)              Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank

        10.1 (5)              1993 Stock Option Plan

        10.2 (8)              1999 Omnibus Stock Incentive Plan, as amended

        10.3 (5)              1999 Employee Stock Purchase Plan

        10.4                  2000 NSO Incentive Stock Plan, as amended

        10.5 (1)(2)           Software License, Development and Services Agreement, dated
                              December 17, 1997, between the Registrant and United Parcel
                              Service General Services, Co.

        10.6 (1)(2)           Posta License and Distribution Agreement, dated as of March
                              31, 1999, between Tumbleweed Software, K.K. and K.K. Hikari
                              Tsushin

        10.7 (1)(2)           OEM Object Code License Agreement, dated as of March 30,
                              1998, between the Registrant and RSA Data Security, Inc.

        10.8 (5)              Form of Indemnity Agreement

        10.9                  Employment Agreement, dated February 21, 2001, between
                              Douglas A. Sabella and Tumbleweed Communications Corp.

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

(7) Previously filed in Tumbleweed's Current Report on Form 8-K, filed July 6, 2000 and incorporated herein by reference.

(8) Previously filed in Tumbleweed's Registration Statement on Form S-1 (File No. 333-41188).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                                             TUMBLEWEED COMMUNICATIONS CORP.

                                             By:             /s/ JEFFREY C. SMITH
                                                  ------------------------------------------
                                                               Jeffrey C. Smith
                                                           CHAIRMAN OF THE BOARD AND
                                                            CHIEF EXECUTIVE OFFICER
                                                         (PRINCIPAL EXECUTIVE OFFICER)

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

SIGNATURE                                                     TITLE                       DATE
---------                                                     -----                       ----
            /s/ JEFFREY C. SMITH
    ------------------------------------       Chairman of the Board and Chief        March 29, 2001
              Jeffrey C. Smith                   Executive Officer

                                               Vice President--Finance and Chief
            /s/ JOSEPH C. CONSUL                 Financial Officer (Principal
    ------------------------------------         Financial Officer and Principal      March 29, 2001
              Joseph C. Consul                   Accounting Officer)

               /s/ PEHONG CHEN
    ------------------------------------       Director                               March 29, 2001
                 Pehong Chen

            /s/ TIMOTHY C. DRAPER
    ------------------------------------       Director                               March 29, 2001
              Timothy C. Draper

            /s/ ERIC J. HAUTEMONT
    ------------------------------------       Director                               March 29, 2001
              Eric J. Hautemont

            /s/ KENNETH R. KLEIN
    ------------------------------------       Director                               March 29, 2001
              Kenneth R. Klein

           /s/ DAVID F. MARQUARDT
    ------------------------------------       Director                               March 29, 2001
             David F. Marquardt

           /s/ STANDISH H. O'GRADY
    ------------------------------------       Director                               March 29, 2001
             Standish H. O'Grady

            /s/ DEBORAH D. RIEMAN
    ------------------------------------       Director                               March 29, 2001
              Deborah D. Rieman

           /s/ DOUGLAS A. SABELLA
    ------------------------------------       Director                               March 29, 2001
             Douglas A. Sabella

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

         2.2 (7)              Agreement and Plan of Merger, dated as of June 28, 2000,
                              among Tumbleweed Communications Corp., Maize Acquisition
                              Sub, Inc., and Interface Systems, Inc.

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

         4.3 (1)              Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank

        10.1 (5)              1993 Stock Option Plan

        10.2 (8)              1999 Omnibus Stock Incentive Plan, as amended

        10.3 (5)              1999 Employee Stock Purchase Plan

        10.4                  2000 NSO Incentive Stock Plan, as amended

        10.5 (1)(2)           Software License, Development and Services Agreement, dated
                              December 17, 1997, between the Registrant and United Parcel
                              Service General Services, Co.

        10.6 (1)(2)           Posta License and Distribution Agreement, dated as of March
                              31, 1999, between Tumbleweed Software, K.K. and K.K. Hikari
                              Tsushin

        10.7 (1)(2)           OEM Object Code License Agreement, dated as of March 30,
                              1998, between the Registrant and RSA Data Security, Inc.

        10.8 (5)              Form of Indemnity Agreement

        10.9                  Employment Agreement, dated February 21, 2001, between
                              Douglas A. Sabella and Tumbleweed Communications Corp.

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

(7) Previously filed in Tumbleweed's Current Report on Form 8-K, filed July 6, 2000 and incorporated herein by reference.

(8) Previously filed in Tumbleweed's Registration Statement on Form S-1 (File No. 333-41188).