Form 10-Q
period 2001-03-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2001-05-15
CIK 1022509

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15() OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number: 000-26223

TUMBLEWEED COMMUNICATIONS CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State of other jurisdiction of incorporation or organization)	94-3336053 (I.R.S. Employer Identification No.)

700 SAGINAW DRIVE
REDWOOD CITY, CA 94063
(Address of principal executive offices, including zip code)

(650) 216-2000
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15() of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of common stock outstanding as of April 30, 2001 was 30,059,376.

  SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events, including, but not limited to, implementing Tumbleweed's business strategy and new pricing models; attracting and retaining customers; obtaining and expanding market acceptance of the products and services it offers; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in its industry and relevant markets; and competition in its market. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. Tumbleweed disclaims any obligation to update these statements or to explain the reasons why actual results may differ. Tumbleweed reserves the right to update these statements for any reason including the occurrence of a material event. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties That You Should Consider Before Investing in Tumbleweed" contained herein, among other things, should be considered in evaluating Tumbleweed's prospects and future financial performance.

  TUMBLEWEED COMMUNICATIONS CORP.

  INDEX

  TRADEMARKS

    Tumbleweed®, WorldSecure® and Worldtalk® are registered trademarks and Integrated Messaging Exchange™, IME™, Messaging Management System (MMS)™, Tumbleweed Secure Redirect™, Tumbleweed SPN™, Tumbleweed Message Monitor™, Tumbleweed Web Filter™, WorldSecure/Mail™, Secure Inbox™, Secure Envelope™, Tumbleweed IME Platform™, Tumbleweed IME Applications™, IME Statements™, Tumbleweed My Copy™, Tumbleweed L2i™, IME Developer™, IME Messenger™, IME Personalize™, and IME Alert™ are our trademarks.

Part I—Financial Information

Item 1—Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2001	December 31, 2000
	(unaudited)
Assets
Current Assets:
Cash	$58,046	$75,497
Accounts receivable, net	11,138	11,220
Prepaid expenses and other current assets	3,507	3,641

Total current assets	72,691	90,358
Property and equipment, net	11,431	13,700
Goodwill and intangible assets, net	10,789	69,616
Other assets	5,332	5,226

Total assets	$100,243	$178,900

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,034	$3,872
Current installments of long-term debt	530	587
Accrued liabilities	10,720	16,833
Accrued restructuring	5,639	—
Deferred revenue	5,619	2,557

Total current liabilities	26,542	23,849
Long-term debt, excluding current installments	227	497
Other long-term liabilities	369	337

Total liabilities	27,138	24,683
Minority interest	505	605
Stockholders' equity:
Common stock	30	30
Additional paid-in capital	294,233	295,183
Deferred compensation expense	(3,991)	(6,461)
Accumulated other comprehensive loss	(299)	(61)
Accumulated deficit	(217,373)	(135,079)

Total stockholders' equity	72,600	153,612

Total liabilities and stockholders' equity	$100,243	$178,900

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2001	2000
Revenue:
Product	$1,694	$5,086
Service	2,323	1,524

Total revenue	4,017	6,610
Cost of revenue(1)	3,052	2,232

Gross profit	965	4,378
Operating expenses:
Research and development(2)	3,704	2,843
Sales and marketing(3)	9,291	7,192
General and administrative(4)	2,238	1,640
Stock-based compensation	1,334	1,485
Amortization of goodwill and intangible assets	7,844	—
Impairment of goodwill and intangible assets	50,983	—
Merger related and restructuring expenses(5)	8,870	10,392

Total operating expenses	84,264	23,552

Operating loss	(83,299)	(19,174)
Other income, net	931	656
Minority interest	(100)	—

Net loss before provision for taxes	(82,268)	(18,518)
Provision for taxes	26	88

Net loss	(82,294)	(18,606)
Other comprehensive income (loss)—translation adjustment	(238)	17

Comprehensive loss	$(82,532)	$(18,589)

Net loss per share—basic and diluted	$(2.76)	$(0.73)

Weighted average shares—basic and diluted	29,800	25,588

(1)
Exclusive of non-cash stock-based compensation expense of $79,000 and $61,000 for the three months ended March 31, 2001 and 2000, respectively.

(2)
Exclusive of non-cash stock-based compensation expense of $374,000 and $274,000 for the three months ended March 31, 2001 and 2000, respectively.

(3)
Exclusive of non-cash stock-based compensation expense of $749,000 and $575,000 for the three months ended March 31, 2001 and 2000, respectively.

(4)
Exclusive of non-cash stock-based compensation expense of $468,000 and $164,000 for the three months ended March 31, 2001 and 2000, respectively.

(5)
Exclusive of non-cash stock-based compensation expense of $(336,000) and $411,000 for the three months ended March 31, 2001 and 2000, respectively.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$(82,294)	$(18,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred stock and warrant compensation expense	1,334	1,485
Depreciation and amortization	8,961	431
Bad debt expense	808	—
Minority interest	(100)	—
Impairment of goodwill and intangible assets	50,983	—
Restructuring accrual	5,639	—
Loss on disposal of property and equipment	2,614	—
Changes in operating assets and liabilities
Accounts receivable	(726)	202
Prepaid expenses and other assets	28	440
Accounts payable and accrued liabilities	(5,951)	3,068
Deferred revenue	3,062	60

Net cash used in operating activities	(15,642)	(12,920)

Cash flows from investing activities:
Purchase of property and equipment	(1,462)	(1,963)
Other assets	—	(116)

Net cash used in investing activities	(1,462)	(2,079)

Cash flows from financing activities:
Repayments of borrowings	(295)	(405)
Issuance of common stock upon exercise of stock options	186	1,290

Net cash (used in) provided by financing activities	(109)	885
Effect of exchange rate fluctuation	(238)	17

Net decrease in cash and cash equivalents	(17,451)	(14,097)
Cash and cash equivalents, beginning of period	75,497	60,544

Cash and cash equivalents, end of period	$58,046	$46,447

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	28	39

Non-cash investing and financing activities:
Issuance of warrants and options for services	342	—

TUMBLEWEED COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Basis of Presentation

    The condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 are unaudited and reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for fair presentation of Tumbleweed Communications Corp.'s ("Tumbleweed" or "the Company") financial position and operating results for the interim periods presented except as otherwise indicated.

    The accompanying consolidated financial statements include the accounts of Tumbleweed, its wholly owned subsidiary, Worldtalk Communications Corp. ("Worldtalk"), and the Company's wholly owned subsidiary in the United Kingdom, which includes the United Kingdom's wholly owned subsidiaries in Germany, the Netherlands, Switzerland, Sweden, France, Australia and Hong Kong. The results of operations for the Company's majority-owned subsidiary in Japan, Tumbleweed Communications KK ("TKK"), and wholly owned subsidiary, Interface Systems, Inc. ("Interface") are included in the three months ended March 31, 2001 as they were both acquired subsequent to March 31, 2000.

    All significant intercompany accounts and transactions have been eliminated in consolidation.

(2)  Restructuring

    In January 2001, Tumbleweed's Board of Directors approved a restructuring program to focus the Company's efforts towards concentrating on its strongest opportunities, reducing operating expenses, and improving the Company's allocation of resources. The restructuring involved closing international sales office locations in Paris, France; Chatsworth, Australia; Stockholm Sweden; and Hong Kong. The restructuring program also realigned the professional services organization, and included a targeted worldwide staff reduction of approximately 100 employees.

    Restructuring and related charges expensed during the quarter ended March 31, 2001 was comprised of the following:

	Used	Remaining	Expense
Employee separation	$2,637	$5	$2,642
Facilities charges and asset impairment	403	5,522	5,925
Other	191	112	303

Total restructuring charges	$3,231	$5,639	$8,870

    Employee separation benefits include severance, medical and other benefits. As of March 31, 2001, the remaining restructuring accrual is $5.6 million. Of this amount, approximately $5.3 million represents a non-cash accrual for potential losses on facilities no longer required primarily due to the reduction in headcount. Anticipated sublease rental income is not expected to cover the rent expense due to rapidly declining office rent rates in and around Silicon Valley. This facility lease commitment lasts through 2004. Tumbleweed expects to settle the remaining cash payments by June 30, 2001.

(3)  Goodwill Impairment

    The Company has performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rate, and the

Company's lower actual and projected operating results including that of the business acquired from Interface. This is supported by the significant sustained decline in the Company's stock price since the valuation date of the shares issued in the Interface acquisition. As a result of the assessment, the Company recorded a $51 million impairment charge to reduce goodwill and other intangible assets. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows, including the discount rate, were determined using the Company's best estimates as of March 31, 2001. The remaining intangible assets balance of approximately $847,000 will be amortized over its remaining useful life.

Goodwill	$49,210
Developed and core technology	1,127
Acquired workforce	646

Total impairment	$50,983

(4)  Net Loss Per Share

    Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise outstanding shares of common stock issued to certain officers but subject to ratable repurchase by Tumbleweed if such officers did not remain employees through August 1999, and incremental common and preferred shares issuable upon the exercise of stock options and warrants. The potential common shares issuable under stock options and the potential warrants to purchase common shares have been excluded from the determination of diluted net loss per share for all periods because the effect of such shares would have been anti-dilutive.

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

    Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three months ended March 31,
	2001	2000
United States	$2,518	$4,348
Europe	1,024	1,476
Asia	475	786

Total	$4,017	$6,610

    Substantially all of the Company's long-lived assets are located in the United States.

(6)  Contingencies

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000 the Company filed (i) a motion to strike or dismiss for failure to meet certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. The Court has scheduled a hearing on these motions, to occur on May 25, 2001. The accompanying financial statements do not include any costs for damages, if any, that might result from this uncertainty.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading provider of mission-critical messaging solutions that enable organizations to manage and secure online business communications and processes. Our customers use our solutions to centrally control and monitor the corporate communications stream to comply with policies and government regulations, communicate securely with business partners, suppliers and customers, and to integrate business communications and processes online. Tumbleweed software creates a foundation for automated legacy data extraction, preparation and secure two-way communication of sensitive or confidential business information, such as electronic statements and customer service inquiries. Tumbleweed solutions integrate with existing systems and end user behavior. Tumbleweed solutions are centrally controlled by IT managers while remaining transparent to end users—who do not need to deploy new software or behavior to comply with corporate security and communications policies.

    Tumbleweed's revenue consists of (i) product revenue and (ii) services revenue. Product revenue consists of initial license fees, subscription fees, the sale of distribution rights, and transaction revenue. License revenue typically is recognized upon the later of customer acceptance or software shipment. Subscription fees consist of contractually based amounts paid to entitle customers to product use, support, maintenance, upgrades, and updates and are recognized over the life of the contract. Revenue from the sale of distribution rights is recognized upon the execution of a distribution agreement. Transaction revenue is based on the volume of transactions by our customers, and the related revenue is recognized based on payment schedules and transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums. Services revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation are recognized upon acceptance of the installation, and time and material billing while all other consulting fees are recognized based on percentage of completion. Support and maintenance fees are paid for ongoing customer support and in some instances for the right to receive future upgrades of our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided.

    The composition of the top 5 customers changes from quarter to quarter. For the three months ended March 31, 2001 and 2000, our top five customers contributed 21% and 30% of total revenue, respectively.

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

    In January 2001 our Board of Directors approved a restructuring program. This restructuring program focuses our efforts towards concentrating on our strongest opportunities, reducing operating expenses, and improving our allocation of resources. The restructuring involved closing several international sales office locations, realigning our professional services organization, and reducing headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were approximately $8.9 million during the quarter, which includes severance and related charges associated with the reduction in force and charges related to vacating leased facilities domestically and abroad. This charge includes a $5 million non-cash accrual for potential losses on sub-leased facilities primarily due to reduced sub-lease rental income expectations reflecting rapidly declining office rent rates in and around Silicon Valley.

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2001 and 2000

    Revenue.  Revenue is comprised of product and services revenue. Total revenue for the three months ended March 31, 2001 decreased 39% to $4.0 million from $6.6 million for the same three months in 2000. The decrease in total revenue was expected due to the implementation of the Company's subscription-based revenue model during the quarter.

    Product revenue for the three months ended March 31, 2001 decreased 67% to $1.7 million from $5.1 million for the same three months in 2000. The decrease in product revenue was expected due to the implementation of the Company's subscription-based revenue model during the quarter.

    Services revenue for the three months ended March 31, 2001 increased 52% to $2.3 million from $1.5 million for the same three months in 2000. The increase in services revenue was due to an increase in contract development work by our professional services organization, larger customer base, and, to a lesser extent, increases in maintenance fees.

    Cost of Revenue.  Cost of revenue is comprised of product license and services costs. Product license cost is primarily comprised of royalties paid to third parties for software licensed by Tumbleweed for inclusion in our products and bandwidth costs associated with hosting servers for some customers. Services cost is comprised primarily of personnel and overhead costs related to customer support and contract development projects. Total cost of revenue for the three months ended March 31, 2001 increased 37% to $3.1 million from $2.2 million for the same three months in 2000. The increase in total cost of revenue was mainly due to an increase in service costs. Professional services costs increased due to the constant growth that occurred throughout 2000 in our professional services team in order to support our expanding customer base and also as a result of the Interface acquisition that occurred in September 2000.

    Research and Development Expenses.  Research and development expenses are comprised of engineering and related costs associated with the development of Tumbleweed applications, quality assurance and testing. Research and development expenses for the three months ended March 31, 2001 increased 30% to $3.7 million from $2.8 million for the same three months in 2000. The increase was primarily due to an increase in personnel needed to support ongoing development of Tumbleweed's products and new applications for our target markets, increases in average salaries for development personnel in order to provide a competitive compensation and increased facilities related expenses.

    Sales and Marketing Expenses.  Sales and marketing expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses for the three months ended March 31, 2001 increased 29% to $9.3 million from $7.2 million for the same three months in 2000. The increase in sales and marketing expenses was primarily due to increased sales staffing, an increase in the number of offices in Europe and increased incentive compensation costs.

    General and Administrative Expenses.  General and administrative expenses consist primarily of personnel and support costs for our finance, legal and human resources departments as well as professional fees. General and administrative expenses for the three months ended March 31, 2001 increased 37% to $2.2 million from $1.6 million for the same three months in 2000. The increase in general and administrative expenses was primarily due increased staffing expenses and an increase in allowance for doubtful accounts resulting from the expected effects that current economic conditions will have on our customers.

    Stock Compensation Expense.  Stock compensation expense was recorded in connection with the amortization of deferred stock compensation recorded as a result of grants of certain stock options to non-employees and employees at exercise prices less than the deemed fair value on the grant date, the acceleration of stock options approved for certain employees, and warrants granted to non-employees in exchange for services performed, net of a credit related to stock options granted to employees who were later terminated. The credit resulted from the deferred stock compensation expense previously recorded for options cancelled which had not vested. During the three months ended March 31, 2001, we did not record any additional deferred stock compensation. Amortization of deferred stock compensation expense was $1.3 and $1.5 million in the three months ended March 31, 2001 and 2000, respectively.

    Merger Related and Restructuring Expenses.  During the quarter, the Board of Directors approved a restructuring program. This restructuring program focused the Company's efforts towards concentrating on its strongest opportunities, reducing operating expenses, and improving the Company's allocation of resources. This involved closing international sales office locations in Paris, France; Chatsworth, Australia; Stockholm, Sweden; and Hong Kong. The restructuring program also realigned the professional services organization, and included a targeted staff reduction of approximately 100 employees. Total charges incurred as a result of the restructuring were approximately $8.9 million for the three months ended March 31, 2001 and included severance and related charges associated with the reduction in force and charges related to vacating leased facilities domestically and abroad.

    Merger related and restructuring expenses for the three months ended March 31, 2000 were recorded in connection with the acquisition of Worldtalk, and are primarily comprised of investment banker's fees, legal fees, severance payments and accounting and printer fees. Merger related and restructuring expenses for the three months ended March 31, 2000 were $10.8 million (including $411,000 in non-cash stock-compensation expense).

    Goodwill Impairment.  We performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rates, and the Company's lower actual and projected operating results including that of the business acquired from Interface. This is supported by the significant sustained decline in the Company's stock price since the valuation date of the shares issued in the Interface acquisition, which resulted in the Company's net book value of its assets prior to the impairment charge significantly exceeding the Company's market capitalization. As a result of our review, we recorded a $51 million impairment charge to reduce goodwill and other intangible assets. The charge was determined based upon our estimated discounted cash flows over the remaining estimated useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows including the discount rate were determined using our best estimates as of March 31, 2001. The remaining goodwill balance of approximately $847,000 will be amortized over its remaining useful life. We will continue to assess the recoverability of the remaining goodwill and intangibles periodically in accordance with our policy.

    Other Income, Net.  Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net, for the three months ended March 31, 2001 increased 42% to $931,000 from $656,000 for the same three months in 2000. The increase in other income, net, are due to increased cash balances invested primarily in money market accounts. The increase in cash balances available for investment resulted from proceeds from the issuance of equity securities, mainly common stock issued in our second public offering completed in August of 2000.

Liquidity and Capital Resources

    Since inception, we have financed our operations primarily through the issuance of equity securities. On March 31, 2001, we had approximately $58.0 million in cash and cash equivalents.

    Net cash used in operating activities for the three months ended March 31, 2001 was approximately $15.6 million. Cash used in operating activities was primarily the result of net operating losses and a decrease in accrued liabilities, offset by non-cash charges for depreciation and amortization, the non-cash portion of the restructuring accrual and the expense recognized for goodwill impairment.

    Net cash used in investing activities for the three months ended March 31, 2001 was approximately $1.5 million. Net cash used in investing activities was comprised of purchases of property and equipment.

    Net cash used in financing activities for the three months ended March 31, 2001 was approximately $110,000. Cash used in financing activities was attributable to the repayments of credit facilities and capital lease obligations, offset by the issuance of common stock upon exercise of stock options.

    As of March 31, 2001, our principal commitments consisted of obligations outstanding under equipment and operating leases. Our equipment leases require payment of rental fees to third party leasing providers at interest rates of approximately 8.45%. In most cases, we have no obligations to purchase the equipment at the end of the lease term. We do not anticipate a substantial increase in capital expenditures in the immediate future.

    Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, the resources devoted to the development of our products and services and the resources devoted to sales and marketing. We have experienced a substantial increase in capital expenditures and operating expenses since inception consistent with relocation and the growth in operations and staffing. However, we do not anticipate that these increases will continue for the foreseeable future. We believe that our existing capital resources, including the proceeds from our second public offering, will enable us to maintain our current and planned operations for at least the next 12 months. However, we may need to raise funds prior to that time.

    We will continue to consider future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner. However, we have no present commitments or arrangements assuring us of any future equity or debt financing, and additional equity or debt financing may not be available to us on favorable terms, if at all.

    We expect to experience a seasonal reduction in sales in Europe during the summer months. In addition, many of our customers delay purchases of our products until the end of each quarter.

Risks And Uncertainties That You Should Consider Before Investing In Tumbleweed.

Because we are in an early stage of development and have a history of losses, it is difficult to evaluate our business and we may face expenses, delays and difficulties.

    We have only a limited operating history upon which an evaluation can be based. Accordingly, our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like secure online communication services. We incurred net losses of $69.8 million, $24.2 million and $11.7 million in the years ended December 31, 2000, 1999 and 1998, respectively. As of March 31, 2001, we had incurred cumulative net losses as a C-corporation of

$217 million. See "Consolidated Statements of Operations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We anticipate continued losses.

    Our success may depend in large part upon our ability to generate sufficient revenue to achieve profitability and to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed, our revenue may not increase, and we may not achieve or maintain profitability on a timely basis or at all. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. As a result, we expect to incur additional losses and continued negative cash flow from operations for the foreseeable future.

Our quarterly financial results are subject to significant fluctuations.

    As a result of our transition from solely using a traditional software licensing model to using a subscription-based pricing model as well as the traditional model, our limited operating history and the emerging nature of the markets in which we compete, we may not be able to accurately forecast our revenue or expenses. Our success is dependent upon our ability to enter into and maintain strategic relationships with customers and to develop and maintain volume usage of our products by our customers and their end-users.

    Our revenue has fluctuated and our quarterly operating results will continue to fluctuate based on the timing of the execution and termination of customer agreements in a given quarter. Under the licensing model, our license revenue was comprised of initial license and distribution fees. As a result, we typically recognized initial license fees as revenue in the same quarter an agreement was signed. To the extent that customers purchase our product under the subscription-based pricing model, however, we will account for and report our contracted revenue over the life of the agreement. During the initial adoption of subscription-based pricing, we expect a significant decrease in recognized revenue when compared to the prior year. The decrease may vary significantly based on the number of subscription-based contracts signed.

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

  •
  the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure, including our international operations;

  •
  our ability to accurately estimate and control costs;

  •
  our ability to timely collect fees owed by customers;

  •
  the announcement or introduction of new or enhanced products and services in the secure online communications or document delivery markets; and

  •
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

    In January 2001, we announced a restructuring of our business, which included a reduction in force and the closure of four international locations, as well as other steps we took to reduce expenses. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in effecting the restructuring, our expenses could increase more quickly than we expect. If we find that our restructuring announced in January did not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform another reduction in our headcount or to undertake a restructuring of our business.

A limited number of customers account for a high percentage of our revenue and the failure to maintain or expand these relationships could harm our business.

    The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. Five customers comprised approximately 21% of our revenue for the three months ended March 31, 2001, and approximately 30% of our revenue for the three months ended March 31, 2000. We expect that a small number of customers will continue to account for a majority of our revenue for the foreseeable future.

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

    The integration of the Worldtalk Communications Corporation business and the Interface Systems, Inc. business, including the technology, operations and personnel of each of them, has been and will continue to be a complex, time consuming and expensive process that may disrupt our business if not completed in a timely and efficient manner. Additionally, the integration of any other company or business we may acquire in the future will be a complex, time consuming and expensive process that may disrupt our business if not completed in a timely and efficient manner. Whenever an acquisition is completed, we must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. We may encounter substantial difficulties, costs and delays involved in integrating the operations of any company we acquire, including:

  •
  potential inability to fully integrate products;

  •
  potential incompatibility of business cultures;

  •
  perceived adverse changes in business focus;

  •
  potential conflicts in customer, advertising or strategic relationships;

  •
  potential failure to complete anticipated sales; and

  •
  the loss of key employees and diversion of the attention of management from other ongoing business concerns.

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

    Our new product releases may not be timely, scalable, or successful enough to meet customers' requirements. In addition, we also face certain risks associated with the ongoing integration of the Worldtalk technology and Interface technology with our other technology. For example, because Worldtalk has historically based its products on an NT platform and we have created a platform-independent architecture for the Tumbleweed IME products, the integration of products from Worldtalk may result in unanticipated architectural incompatibilities that would require additional time and engineering resources to resolve. The loss of key engineering personnel from Worldtalk, Interface or any other entities we may acquire may increase the time and resources needed to resolve these and other technical integration issues. Our headquarters and the offices of the companies we have acquired are in different locations, which may create coordination issues and could increase employee turnover. In addition, the installation of integrated or complementary software products at customer sites may result in difficulties associated with customer-specific installation processes.

The expansion of our business has placed a strain on resources.

    Our business has expanded considerably during 2000, which has placed, and continues to place, a significant strain on managerial, informational, administrative and operational resources. Our current systems, procedures and controls may not be adequate to achieve the rapid execution necessary to effectively operate within the market for our products and services. We need to enhance and improve our managerial capacity, and improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. We will also need to continue the expansion of our employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.

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

    We invested significant financial and managerial resources to expand our sales and marketing operations in international markets and have opened sales offices in Germany, the United Kingdom, Japan and the Netherlands. For the three months ended March 31, 2001 and March 31, 2000, we derived 37% and 34%, respectively, of our revenue from international operations. However, to date, we have limited experience in international operations and may not be able to compete effectively in international markets. A key component of our long-term strategy is to further expand into international markets, and we must continue to devote substantial resources to our international operations in order to succeed in these markets. In this regard, we may encounter difficulties such as:

  •
  unexpected changes in regulatory requirements and trade barriers applicable to the Internet or our business;

  •
  challenges in staffing and managing foreign operations, including employment laws and practices as we expand into continental Europe;

  •
  seasonal reductions in business activity and economic downturns, in particular, in Europe and Asia;

  •
  longer payment cycles and problems in collecting accounts receivable;

  •
  problems associated with the conversion of various European currencies into a single currency, the Euro;

  •
  legal challenges or regulatory requirements related to the export or import of encryption technologies;

  •
  differing technology standards; and

  •
  reduced protection for intellectual property rights in certain countries in which we operate or plan to operate.

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

    We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to companies utilizing the Internet. Although there are currently few specific laws and regulations directly applicable to the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws could cover issues like user privacy, pricing, content, intellectual property, distribution, taxation, antitrust, legal liability and characteristics and quality of products and services. The adoption of any additional laws or regulations could decrease the demand for our products and services and increase our cost of doing business or otherwise harm our business or prospects. Delays in the enactment of expected regulations may result in delayed software purchasing by our customers who are subject to such regulations, which in turn may harm our business.

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

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. The Court has scheduled a hearing on these motions, to occur on May 25, 2001.

    Although we believe these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending these complaints could harm future operating results.

We may be unable to find sub-tenants to sublease currently leased and vacant space.

    In September 2000, we entered into a lease covering 42,000 square feet of office space adjacent to our headquarters. This lease is for five years at a monthly rent of approximately $286,000. Although we currently sublease this space, this sublease is scheduled to expire with respect to half of the space in September 2001 and with respect to the other half in April 2002. We are currently searching for a new tenant to sublease this space. Potential losses from the result of this lease have been accrued for in the restructuring accrual expensed during the quarter ended March 31, 2001. We also sublease an additional 15,000 square feet in Santa Clara, California and 10,000 in New York City to third parties. We may not be able to find suitable sub-tenants to occupy these spaces in the future in a timely manner, if at all, or otherwise sublease these properties profitably. If we are unable to find suitable sub-tenants, we may experience greater than anticipated operating expenses in the future.

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

  Interest Rate Sensitivity

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of March 31, 2001, none of our cash equivalents were subject to market risk by range of expected maturity and weighted-average interest rates, not including money market funds because these funds are not subject to market risk.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    On March 3, 1999, we sued The docSpace Company, Inc. in the United States District Court for the Northern District of California alleging infringement of our U.S. Patent No. 5,790,790. In its answer, docSpace raised counterclaims alleging, among other things, antitrust violations and unfair competition. On March 9, 2000, Critical Path, Inc. acquired docSpace. On March 9, 2001 the court issued an order that (i) granted in part and denied in part our motion for summary judgment of literal infringement, and (ii) granted in part docSpace's motion for summary judgment of no infringement. Essentially, the court ruled that the docSpace products Express 4.0 and Express 5.0 violate our patent at issue and that Express 5.1 and later versions, all designed after the lawsuit was initiated, do not literally infringe that patent. The order does not address U.S. Patent No. 6,192,407 which was issued to us on February 20, 2001. We believe all versions of the docSpace Express product violate our U.S. Patent No. 6,192,407. On April 10, 2001, the Court denied a motion filed by docSpace for reconsideration of the order dated March 9, 2001.

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. The Court has scheduled a hearing on these motions, to occur on May 25, 2001. We intend vigorously to defend the Interface lawsuits and seek their dismissal. Although we believe these actions to be without merit, no prediction of the ultimate outcome can be made at this time and the outcome may harm our business. In addition, the costs in defending these complaints could harm future operating results.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 1, 2000, Tumbleweed completed a primary and secondary public offering of 3,000,000 shares of its common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by Tumbleweed and 1,500,000 secondary shares were sold by stockholders of Tumbleweed. Tumbleweed will not receive any of the proceeds from shares sold by its stockholders. The company received net proceeds of $77.6 million from the offering of primary shares. For the quarter ended March 31, 2001, the net capital was used for working capital and general corporate purposes. Remaining proceeds were predominantly held in cash and cash equivalents.

ITEM 6. EXHIBITS

    None

(1)
Amended 2000 Non-Statutory Stock Option Incentive Stock Plan.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.
Date: May 15, 2001	By:	/s/ JEFFREY C. SMITH Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2001	By:	/s/ JAMES A. HEISCH James A. Heisch Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

  Part I—Financial Information
  Item 1—Financial Statements
TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands)
TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
TUMBLEWEED COMMUNICATIONS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II—OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 6. EXHIBITS
SIGNATURES