Form 10-Q
period 2001-06-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2001-08-14
CIK 1022509

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15() of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of common stock outstanding as of July 31, 2001 was 30,276,887.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events, including, but not limited to, implementing our business strategy and new pricing models; attracting and retaining customers; obtaining and expanding market acceptance of the products and services we offer; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in our industry and relevant markets; and competition in our market. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update these statements for subsequent events. We reserve the right to update these statements for any reason including the occurrence of a material event. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties That You Should Consider Before Investing in Tumbleweed" contained herein, among other things, should be considered in evaluating our prospects and future financial performance.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP.

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2001	December 30, 2000
Assets
Current Assets:
Cash	$48,474	$75,497
Accounts receivable, net	10,160	11,220
Prepaid expenses and other current assets	2,303	3,641

Total current assets	60,937	90,358
Property and equipment, net	11,077	13,700
Goodwill and intangible assets, net	9,320	69,616
Other assets	4,957	5,226

Total assets	$86,291	$178,900

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,327	$3,872
Current installments of long-term debt	532	587
Accrued liabilities	10,208	16,833
Accrued restructuring	5,491	—
Deferred revenue	6,501	2,557

Total current liabilities	26,059	23,849
Long-term debt, excluding current installments	90	497
Other long-term liabilities	323	337

Total liabilities	26,472	24,683
Minority interest	385	605
Stockholders' equity:
Common stock	30	30
Additional paid-in capital	294,240	295,183
Deferred compensation expense	(2,973)	(6,461)
Accumulated other comprehensive loss	(526)	(61)
Accumulated deficit	(231,337)	(135,079)

Total stockholders' equity	59,434	153,612

Total liabilities and stockholders' equity	$86,291	$178,900

See Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenue
Product	$5,059	$8,342	$6,753	$13,428
Service	2,620	1,748	4,943	3,272

Total revenue	7,679	10,090	11,696	16,700
Cost of revenue(1)	3,085	3,192	6,137	5,440

Gross profit	4,594	6,898	5,559	11,260
Operating expenses:
Research and development(2)	4,419	3,171	8,123	6,014
Sales and marketing(3)	10,221	9,742	19,512	16,934
General and administrative(4)	2,013	2,312	4,251	3,952
Stock-based compensation	655	1,451	1,989	2,936
Amortization of goodwill and intangible assets	1,740	59	9,584	59
Impairment of goodwill and intangible assets	—	—	50,983	—
Merger related and restructuring expenses(5)	69	—	8,939	10,392

Total operating expenses	19,117	16,735	103,381	40,287
Operating loss	(14,523)	(9,837)	(97,822)	(29,027)
Other income, net	474	365	1,405	1,021
Minority interest	(120)	(94)	(220)	(94)

Net loss before provision for taxes	(13,929)	(9,378)	(96,197)	(27,912)
Provision for taxes	35	150	61	238
Net loss	(13,964)	(9,528)	(96,258)	(28,150)
Other comprehensive loss—translation adjustment	(227)	(301)	(465)	(284)

Comprehensive loss	$(14,191)	$(9,829)	$(96,723)	$(28,434)

Net loss per share—basic and diluted	$(0.46)	$(0.37)	$(3.21)	$(1.09)

Weighted average shares—basic and diluted	30,127	26,068	29,969	25,828

(1)
Exclusive of non-cash stock-based compensation expense of $85 and $48 for the three months ended June 30, 2001, and 2000, respectively, and $164 and $109 for the six months ended June 30, 2001, and 2000, respectively.

(2)
Exclusive of non-cash stock-based compensation expense of $129 and $188 for the three months ended June 30, 2001, and 2000, respectively, and $503 and $462 for the six months ended June 30, 2001, and 2000, respectively.

(3)
Exclusive of non-cash stock-based compensation expense of $355 and $1,098 for the three months ended June 30, 2001, and 2000, respectively, and $1,104 and $1,673 for the six months ended June 30, 2001, and 2000, respectively.

(4)
Exclusive of non-cash stock-based compensation expense of $86 and $117 for the three months ended June 30, 2001, and 2000, respectively, and $554 and $281 for the six months ended June 30, 2001, and 2000, respectively.

(5)
Exclusive of non-cash stock-based compensation expense/(credit) of $(336) and $411 for the six months ended June 30, 2001 and 2000, respectively.

See Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(96,258)	$(28,150)
Stock-based compensation expense	1,989	2,936
Depreciation and amortization	11,571	1,076
Minority interest	(220)	(94)
Impairment of goodwill and intangible assets	50,983	—
Loss on disposal of property and equipment	3,072	—
Changes in operating assets and liabilities
Current assets	2,398	(4,219)
Accounts payable and accrued liabilities	(7,170)	1,169
Restructuring accrual	5,491	—
Deferred revenue	3,944	(169)

Net cash used in operating activities	(24,200)	(27,451)
Cash flows from investing activities:
Purchase of property and equipment	(2,438)	(4,824)
Cash acquired from TKK repurchase, net of cash payment	—	2,516
Other assets	—	(289)

Net cash used in investing activities	(2,438)	(2,597)
Cash flows from financing activities:
Repayments of borrowings	(476)	(664)
Issuance of common stock	556	3,163

Net cash provided by financing activities	80	2,499
Effect of exchange rate fluctuation	(465)	(284)
Net decrease in cash and cash equivalents	(27,023)	(27,833)
Cash and cash equivalents, beginning of period	75,497	60,544
Cash and cash equivalents, end of period	$48,474	$32,711

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	97	33

Non-cash investing and financing activities:
Issuance of warrants and options for services	342	2,261

See Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(1) Basis of Presentation

    The condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting of normal recurring accruals except as otherwise indicated) which are, in the opinion of management, necessary for fair presentation of Tumbleweed Communications Corp.'s ("Tumbleweed") financial position and operating results for the interim periods presented.

    The accompanying consolidated financial statements include the accounts of Tumbleweed, our wholly owned subsidiary, Worldtalk Communications Corp. ("Worldtalk"), our wholly owned subsidiary in the United Kingdom and its wholly owned subsidiaries in Germany, the Netherlands, Switzerland, Sweden, France, Australia and Hong Kong and our majority-owned subsidiary in Japan, Tumbleweed Communications KK ("TKK"). The results of operations for our wholly owned subsidiary, Interface Systems, Inc. ("Interface") are included in the three and six months ended June 30, 2001 since it was acquired subsequent to June 30, 2000.

    All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Restructuring

    In January 2001, our Board of Directors approved a restructuring program. The restructuring program focuses our efforts on aligning our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved closing international sales office locations in Paris, France; Chatsworth, Australia; Stockholm, Sweden; and Hong Kong. The restructuring program also realigned the professional services organization and reduced headcount in most areas of our business.

    Restructuring and related charges expensed during the six months ended June 30, 2001 was comprised of the following:

	Used	Remaining	Expense
Employee separation	$2,642	—	$2,642
Facilities charges and asset impairment	611	5,383	5,994
Other	195	108	303

Total restructuring charges	$3,448	$5,491	$8,939

    Employee separation for approximately 100 employees includes severance pay and medical and other benefits. Approximately $5.3 million of the remaining restructuring accrual represents a non-cash accrual for potential losses on facilities no longer required primarily due to the reduction in headcount. Anticipated sublease rental income is not expected to cover our rent expense due to rapidly declining office rent rates in and around Silicon Valley. These facility lease commitments last through 2004.

(3) Goodwill Impairment

    During the three months ended March 31, 2001 we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rate, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment is supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition. As a result of the assessment, we recorded a $51 million impairment charge to reduce goodwill and other intangible assets. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of March 31, 2001. The remaining intangible assets of approximately $847 are being amortized over their remaining useful life. The impairment consists of the following charge:

Goodwill	$49,210
Developed and core technology	1,127
Acquired workforce	646

Total impairment	$50,983

(4) Net Loss Per Share

    Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise incremental common and preferred shares issuable upon the exercise of stock options and warrants. The potential common shares issuable under stock options and the potential warrants to purchase common shares have been excluded from the determination of diluted net loss per share for all periods because the effect of such shares would have been anti-dilutive.

(5) Segment Information

    We have adopted the provisions of SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments internally for making operating decisions and assessing financial performance.

    Our chief operating decision-makers are our Chief Executive Officer and our Chief Operating Officer. Our CEO and COO review financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by our CEO and COO is the information presented in the accompanying consolidated statement of operations. Therefore, we operate in a single operating segment.

    Revenue information regarding operations in the different geographic regions is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
North America	$5,359	$6,056	$7,877	$10,404
Europe	1,857	2,805	2,881	4,281
Asia	463	1,229	938	2,015

Total	$7,679	$10,090	$11,696	$16,700

    Substantially all of our long-lived assets are located in the United States.

(6) Contingencies

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000 we filed (i) a motion to strike or dismiss for failure to meet certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 17, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision of the pending motions to dismiss to the transferee court. The accompanying financial statements do not include any costs for damages, if any, that might result from this uncertainty.

(7) Recent Accounting Pronouncements

    In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

    We are required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before Statement 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

    Statement 141 will require upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

    In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

    As of the date of adoption, we expect to have un-amortized goodwill in the amount of $6.7 million which will be subject to the transition provisions of Statements 141 and 142. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading provider of secure content management solutions for enabling the business Internet. Our customers use our software suites to manage secure communication and collaboration with their customers, partners and suppliers. Tumbleweed's robust policy-based framework empowers organizations to safely share and protect critical information, increase customer loyalty and privacy and dramatically reduce costs. Tumbleweed is trusted by 1,000 blue-chip customers including American Express, JP Morgan Chase & Co., Chevron, Datek Online, the European Union's Joint Research Council, Federal Drug Administration, John Deere, Merrill Lynch, Nike, Northern Trust, NTT, Salomon Smith Barney, Travelers, United Parcel Service, and seven of the world's largest postal services.

    Our customers use our solutions to apply policy to their corporate communications stream to enable business communications with business partners, suppliers and customers in a trusted secure channel, and to integrate business communications and processes online. Our software creates a foundation for automated legacy data extraction, preparation and secure two-way communication of sensitive or confidential business information, such as electronic statements and customer service inquiries. Our solutions integrate with existing systems and require no change in end user behavior.

    Revenue, which consists of both product and service revenue, results from new contracts and backlog. We define backlog as contractual commitments that are not due and payable as of the balance sheet date and deferred revenue. Product revenue consists of license and transaction revenue. We currently offer our software products under either a perpetual license or a shorter term license. Under a perpetual license our customers pay a one-time license fee for the right to use our software. With a term license, our customers pay a fee for license and support over a fixed period of time, and at the end of the time period, the license expires unless the customer pays for a renewal. Perpetual license revenue is typically recognized upon software shipment. Term license revenue is recognized ratably over the life of the contract. Transaction revenue is based on actual volume of transactions or contractual minimum volumes, and the related revenue is recognized based on payment schedules or transaction reports from our customers. Services revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation or customization are recognized upon client acceptance or percentage of completion. Support and maintenance fees are paid for ongoing customer support and in some instances for the right to receive future upgrades of our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Revenue from the reseller channel is recognized upon the execution of a distribution agreement and receipt of substantive identification of the end-user customer.

    The composition of our top 5 customers typically changes from quarter to quarter. For the six months ended June 30, 2001 and 2000, our top five customers contributed 25% of total revenue.

    A substantial portion of our revenue relates to international customers or operations. Most of our contracts are denominated in U.S. dollars; however, in the future, an increasing number of contracts may be denominated in foreign currencies. We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations. Therefore, we increasingly may be subject to currency fluctuations, which could harm our operating results in future periods.

    In January 2001, our Board of Directors approved a restructuring program. This restructuring program focuses our efforts on aligning our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved closing sales offices in Paris, France; Chatsworth, Australia; Stockholm, Sweden; and Hong Kong, realigning our professional services organization, and reducing headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were approximately $8.9 million during the six months ended June 30, 2001, which includes charges related to vacating leased facilities domestically and abroad.

    Our future net income and cash flow may be adversely affected by limitations on our ability to apply net operating losses for federal income tax reporting purposes against taxable income in future periods, including limitations due to ownership changes, as defined in Section 382 of the Internal Revenue Code, arising from issuances of our stock.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 2001 and 2000

    Revenue.  Revenue is comprised of product and services revenue. Total revenue for the three months ended June 30, 2001 decreased 24% to $7.7 million from $10.1 million for the same three months in 2000. Total revenue for the six months ended June 30, 2001 decreased to $11.7 million from $16.7 million for the same six months in 2000. Revenues in Asia were lower in the quarter and the six months ended June 30, 2001 due to soft business conditions in Japan and our closure of offices in Australia and Hong Kong associated with our 2001 restructuring.

    Product revenue for the three months ended June 30, 2001 decreased 39% to $5.1 million from $8.3 million for the same three months in 2000. The decrease in product revenue during the quarter was expected due to a portion of our new contracts being recognized using our subscription-based revenue model and an increase in service revenue as a percentage of total revenue. Product revenue for the six months ended June 30, 2001 decreased 50% to $6.8 million from $13.4 million for the same six months in 2000.

    Services revenue for the three months ended June 30, 2001 increased 50% to $2.6 million from $1.7 million for the same three months in 2000. The increase in services revenue was due to an increase in contract development work by our professional services organization, larger customer base, and, to a lesser extent, increases in maintenance fees. Services revenue for the six months ended June 30, 2001 increased 51% to $4.9 million from $3.3 million for the same six months in 2000.

    Cost of Revenue.  Cost of revenue excluding non-cash stock-based compensation is comprised of product and services costs. Product license cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products. Product transaction costs include bandwidth costs associated with hosting servers for those customers who use our hosting services. Services costs are comprised primarily of personnel and overhead costs related to customer support and contract development projects. Total cost of revenue for the three months ended June 30, 2001 decreased 3% to $3.1 million from $3.2 million for the same three months in 2000. The decrease in total cost of revenue was mainly due to a decrease in service costs. Total cost of revenue for the six months ended June 30, 2001 increased 13% to $6.1 million from $5.4 million for the same six months in 2000. Professional services costs increased due to the growth that occurred throughout 2000 in our professional services team in order to support our larger customer base and also as a result of the Interface acquisition that occurred in September 2000. This cost increase was partially offset by the workforce reduction associated with our 2001 restructuring.

    Research and Development Expenses.  Research and development expenses excluding non-cash stock-based compensation are comprised of engineering and related costs associated with the development of our applications, quality assurance and testing. Research and development expenses for the three months ended June 30, 2001 increased 39% to $4.4 million from $3.2 million for the same three months in 2000. The increased spending was primarily due to costs for personnel added during 2000 to enhance the core product platform and develop new products. Research and development expenses for the six months ended June 30, 2001 increased 35% to $8.1 million from $6.0 million for the same six months in 2000.

    Sales and Marketing Expenses.  Sales and marketing expenses excluding non-cash stock-based compensation are comprised of salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses for the three months ended June 30, 2001 increased 5% to $10.2 million from $9.7 million for the same three months in 2000. The increase in sales and marketing expenses was primarily due to increased costs for sales personnel and marketing programs. Sales and marketing expenses for the six months ended June 30, 2001 increased 15% to $19.5 million from $16.9 million for the same six months in 2000.

    General and Administrative Expenses.  General and administrative expenses excluding non-cash stock-based compensation consist primarily of personnel and support costs for our finance, legal and human resources departments as well as professional fees. General and administrative expenses for the three months ended June 30, 2001 decreased 13% to $2.0 million from $2.3 million for the same three months in 2000. The decrease in general and administrative expenses was primarily due to decreased costs associated with personnel as a result of the restructuring in the prior quarter. General and administrative expenses for the six months ended June 30, 2001 increased 8% to $4.3 million from $4.0 million for the same six months in 2000. The increase in general and administrative expenses was primarily due to increased staffing expenses and an increase in allowance for doubtful accounts resulting from the expected effects that current economic conditions will have on our customers.

    Stock Compensation Expense.  Stock compensation expense was recorded in connection with the amortization of deferred stock compensation recorded as a result of grants of certain stock options to non-employees and employees at exercise prices less than the deemed fair value on the grant date, the acceleration of stock options approved for certain employees, and warrants granted to non-employees in exchange for services performed, net of a credit related to stock options granted to employees who were later terminated. The credit resulted from the deferred stock compensation expense previously recorded for options cancelled which had not vested. During the three months ended June 30, 2001, we did not record any additional deferred stock compensation. Amortization of deferred stock compensation expense decreased to $700,000 from $1.5 million in the three months ended June 30, 2001 and 2000, respectively. This decrease was the result of the termination of certain employees during the restructuring in the prior quarter of 2001 whose options had not yet vested. Amortization of deferred stock compensation expense decreased to $2.0 million from $2.9 million in the six months ended June 30, 2001 and 2000, respectively.

    Merger Related and Restructuring Expenses.  During the prior quarter of 2001, our Board of Directors approved a restructuring program. This restructuring program focuses our efforts on aligning our costs structures with our company-wide focus on customer service, sales and research and development. The restructuring involved closing international sales office locations in Paris, France; Chatsworth, Australia; Stockholm, Sweden; and Hong Kong, realigning our professional services organization, and reducing headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were approximately $8.9 million during the six months ended June 30, 2001, which includes charges related to vacating leased facilities domestically and abroad. During the three months ended June 30, 2001, $70,000 in charges were incurred related to vacating facilities. Merger related and restructuring expenses for the six months ended June 30, 2000 were recorded in connection with the acquisition of Worldtalk, and were primarily comprised of investment banker's fees, legal fees, severance payments and accounting and printer fees. Merger related and restructuring expenses for the six months ended June 30, 2000 were $10.8 million (including $411,000 in non-cash stock-compensation expense).

    Goodwill Impairment.  During the three months ended March 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rates, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment is supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition, which resulted in the net book value of our assets prior to the impairment charge significantly exceeding our market capitalization. As a result of our review, we recorded a $51 million impairment charge to reduce goodwill and other intangible assets. The charge was determined based upon our estimated discounted cash flows over the remaining estimated useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows including the discount rate were determined using our estimates as of March 31, 2001. The remaining intangible assets of approximately $847,000 are being amortized over their remaining useful life. We will continue to assess the recoverability of the remaining goodwill and intangibles periodically in accordance with our policy.

    Other Income, Net.  Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net, for the three months ended June 30, 2001 increased 30% to $474,000 from $365,000 for the same three months in 2000. The increase in other income, net, is due to increased cash balances invested primarily in money market accounts. The increase in cash balances available for investment in the first six months of 2001 compared to the first six months of 2000 resulted from proceeds from the issuance of equity securities, mainly common stock issued in our second public offering completed in August of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through the issuance of equity securities. On June 30, 2001, we had approximately $48.5 million in cash and cash equivalents.

    Net cash used in operating activities during the first six months of 2001, decreased 45% from $15.6 million (which includes $3.3 million related to restructuring) in the three months ended March 31, 2001 to $8.6 million in the three months ended June 30, 2001. Cash used in operations may decline in the next quarter. Cash used in operating activities was primarily the result of net operating losses and a decrease in accrued liabilities, offset by certain non-cash charges including depreciation and amortization, the non-cash portion of the restructuring accrual and the expense recognized for goodwill impairment.

    Net cash used in investing activities for the six months ended June 30, 2001 was approximately $2.4 million. Net cash used in investing activities was comprised of purchases of property and equipment.

    Net cash provided by financing activities for the six months ended June 30, 2001 was $80,000. Cash provided by financing activities was attributable to the net proceeds from the issuance of common stock upon exercise of stock options, partially offset by the repayment of credit facilities and capital lease obligations.

    As of June 30, 2001, our principal commitments consisted of obligations outstanding under equipment and operating leases. Our equipment leases require payment of rental fees to third party leasing providers. In most cases, we have no obligations to purchase the equipment at the end of the lease term. We do not anticipate a substantial increase in capital expenditures in the immediate future. We also do not anticipate an increase in operating lease obligations.

    Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, the resources devoted to the development of our products and services and the resources devoted to sales and marketing. We have experienced a substantial increase in capital expenditures and operating expenses since inception consistent with relocation and the growth in operations and staffing; however, we do not anticipate continued increases in capital expenditures in the foreseeable future. We believe that our existing capital resources, including the proceeds from our second public offering, will enable us to maintain our current and planned operations for at least the next 12 months; however, we may need to raise funds prior to that time.

    We will continue to consider future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner; however, we have no present commitments or arrangements assuring us of any future equity or debt financing. Additionally, equity or debt financing may not be available to us on favorable terms, if at all.

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED

Because we are in an early stage of development and have a history of losses, it is difficult to evaluate our business and we may face expenses, delays and difficulties.

    We have only a limited operating history upon which an evaluation can be based. Accordingly, our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like secure online communication services. We incurred net losses of $69.8 million, $24.2 million and $11.7 million in the years ended December 31, 2000, 1999 and 1998, respectively. As of June 30, 2001, we had incurred cumulative net losses as a C-corporation of $231 million.

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

    As a result of our transition from solely using a traditional software licensing model to using a subscription-based pricing model as well as the traditional model, our limited operating history and the emerging nature of the markets in which we compete, we may not be able to accurately forecast our revenue or expenses. Our success is dependent upon our ability to enter into and maintain profitable relationships with customers and to develop and maintain profitable usage of our products by our customers and their end-users.

    Our revenue has fluctuated and our quarterly operating results will continue to fluctuate based on the timing of the execution and termination of customer agreements in a given quarter. Under the traditional software licensing model, our license revenue was comprised of initial license and distribution fees. As a result, we typically recognized initial license fees as revenue in the same quarter an agreement was signed. To the extent that customers purchase our product under the subscription-based pricing model, however, we will account for and report our contracted revenue over the life of the agreement. During the initial adoption of subscription-based pricing, we expect a significant decrease in recognized revenue when compared to the prior year. The decrease may vary significantly based on the number of subscription-based contracts signed.

    Our services revenue historically has been comprised largely of implementation, customization and consulting fees. Our ability to receive revenue from services is subject to multiple risks, including the risk that our services may not always be profitable, and the risk that we may not be able to meet increasing customer demand because of a lack of adequately trained personnel, and the risk that customers may not timely accept the services provided and delay payment for such services.

    Our transaction revenue historically has been largely comprised of contractual transaction minimums. Our ability to increase our transaction revenue through increased transaction volume depends on increased usage of our products by our customers and their end users. Unless and until we have developed a significant and recurring revenue stream our revenue will continue to fluctuate significantly.

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

    As a result of these factors, particularly our transition to a subscription-based pricing model, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Quarterly financials for 2001 that include revenue accounted for under the new subscription-based pricing model and will not be comparable with historical quarters that used our previous licensing model. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the difficulties outlined above with respect to financial forecasts also apply to securities analysts that may publish estimates of our financial results. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors due to any of a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure our performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.

Our restructuring of operations may not achieve the results we intend and may harm our business.

    In January 2001, we announced a restructuring of our business, which included a reduction in force and the closure of four international locations, as well as other steps we took to reduce expenses. The planning and implementation of our restructuring has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the restructuring may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in carrying out the restructuring, our expenses could increase more quickly than we expect. If we find that our restructuring announced in January did not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform additional reductions in our headcount or to undertake additional restructurings of our business.

A limited number of customers account for a high percentage of our revenue and the failure to maintain or expand these relationships could harm our business.

    The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. Five customers comprised approximately 31% of our revenue for the three months ended June 30, 2001, and approximately 24% of our revenue for the three months ended June 30, 2000. We expect that a small number of customers will continue to account for a majority of our revenue for the foreseeable future.

17

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

    Our principal competition in the areas of messaging management and secure communications are companies that offer of various Internet content security, web security, messaging policy management, and enterprise relationship management products. Companies that sell products that compete with some of the features within our products include: Baltimore Technologies plc, Critical Path, Inc., Kana

Software, Inc., Symantec Corp., Tivoli Systems, Inc., an IBM company, Trend Micro Incorporated, ValiCert Inc., and Zixit Corporation.

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

    Our business has expanded considerably during 2000, which has placed, and continues to place, a significant strain on managerial, informational, administrative and operational resources. Our current systems, procedures and controls may not be adequate to achieve the rapid execution necessary to effectively operate within the market for our products and services. We need to continue to enhance and improve our managerial capacity, and improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. Despite our restructuring, we expect that we may need to continue the expansion of our employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer.

We have a lengthy sales and implementation cycle which could harm our business.

    If we are unable to license our services to new customers on a timely basis or if our existing and proposed customers and their end-users suffer delays in the implementation and adoption of our services, our revenue may be limited and business and prospects may be harmed. Our customers must evaluate our technology and integrate our products and services into the products and services they provide. In addition, our customers may need to adopt a comprehensive sales, marketing and training program in order to effectively implement some of our products. Finally, we must coordinate with our customers using our product for third-party communications in order to assist end-users in the adoption of our products. For these and other reasons, the cycle associated with establishing licenses and implementing our products can be lengthy. This cycle is also subject to a number of significant delays over which we have little or no control. Forecasts about license revenue may be inaccurate as a result of any or all of these factors, and inaccurate forecasts may cause our business, or market valuation, to suffer.

A failure to protect our intellectual property may significantly harm the business.

    We currently rely on a combination of patents, trade secrets, copyrights, trademarks and licenses, together with non-disclosure and confidentiality agreements to establish and protect our proprietary rights in our products. We hold certain patent rights with respect to some of our products and currently have two lawsuits pending against Critical Path, Inc. and its subsidiary, The docSpace Company, Inc. alleging infringement of two of our patents. We have filed, and expect in the future to file, additional patent applications. Our existing patents or trademarks, as well as any future patents or trademarks obtained by us, may be challenged, invalidated or circumvented, or our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technology. Further patent or trademark protection may not be obtained, in the United States or elsewhere, for our existing or new products, applications or services. In addition, further protection, if obtained, may not be effective. In some countries, meaningful patent or trademark protection is not available.

    To date, we have not received any material claims of infringement upon the proprietary rights of third parties. However, third parties could assert infringement claims against us in the future, and the cost of responding to such assertions, regardless of their validity, could be significant. In addition, such claims may be found to be valid and could result in awards against us, which could harm our business.

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

    We invested significant financial and managerial resources to expand our sales and marketing operations in international markets and have opened sales offices in Germany, Japan, the Netherlands and the United Kingdom. For the three months ended June 30, 2001 and March 31, 2001, we derived 30% and 37%, respectively, of our revenue from international operations. However, to date, we have limited experience in international operations and may not be able to compete effectively in international markets. A key component of our long-term strategy is to further expand into international markets, and we must continue to devote substantial resources to our international operations in order to succeed in these markets. In this regard, we may encounter difficulties such as:

  •
  unexpected changes in regulatory requirements and trade barriers applicable to the Internet or our business,

  •
  challenges in staffing and managing foreign operations, including employment laws and practices as we expand into continental Europe,

  •
  seasonal reductions in business activity and economic downturns, in particular, in Europe and Asia,

  •
  longer payment cycles and problems in collecting accounts receivable,

  •
  problems associated with the conversion of various European currencies into a single currency, the Euro,

  •
  legal challenges or regulatory requirements related to the export or import of encryption technologies,

  •
  differing technology standards, and

  •
  reduced protection for intellectual property rights in certain countries in which we operate or plan to operate.

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

    Our professional services organization assists our customers in implementing our products through software installation, integration with existing customer systems, contract engineering, consulting and training. If the professional services organization does not adequately assess customer requirements or address technical problems, customers may seek to discontinue their relationships with us due to dissatisfaction with the product or our customer support. Furthermore, these customers may realize lower usage than they could have otherwise achieved because they did not fully capitalize on the product in ways that could have been addressed by our professional services organization. Our products must be integrated with existing hardware and complex software products of our customers or other third parties, and our customers may not have significant experience with the implementation of products similar to our own. In addition, profitably providing contract engineering and integration services is an increasingly important aspect of our strategy to strengthen customer loyalty to our product and company. Therefore, our business and future prospects significantly depend on the strength of our professional services organization and our ability to leverage this organization by augmenting our reach through trained and qualified systems integrators. If our professional services organization does not adequately meet these multiple challenges, our business and prospects could suffer.

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

Because our products utilize the Internet, if use of the Internet does not increase, or the architecture of the Internet is altered, the level of use of our products will suffer.

    If the Internet and other products and services necessary for the utilization of our products are not sufficiently developed, fewer customers and end-users will use our products and our business will be harmed. In particular, the success of our products and services will depend on the development and maintenance of adequate Internet infrastructure, such as a reliable network backbone with the necessary speed, data capacity and other features demanded by users. Moreover, our success will also depend on the timely development of complementary products or services such as high-speed Internet connections for providing reliable access and services and this may not occur. Moreover, changes in the architecture of the Internet may limit the success of our products. Because the online exchange of information is new and evolving, the Internet may not prove to be a viable platform for secure online communication services in the long term. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users and frequency of use, or if its users require increasingly more resources, the Internet infrastructure may not be able to support the demands placed on it. As a result, the performance or reliability of the Internet may be harmed. This in turn could decrease the level of Internet usage and also the level of utilization of our products and services.

Government regulation relating to the Internet may increase costs of doing business or require changes in our business model.

    We are subject to regulations applicable to businesses generally and laws or regulations directly applicable to companies utilizing the Internet. Although at present there are relatively few specific laws and regulations directly applicable to the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws could cover issues like user privacy, pricing, content, intellectual property, distribution, taxation, antitrust, legal liability and characteristics and quality of products and services. The adoption of any additional laws or regulations could decrease the demand for our products and services and increase our cost of doing business or otherwise harm our business or prospects. Delays in the enactment of expected regulations may result in delayed software purchasing by our customers who are subject to such regulations, which in turn may harm our business.

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

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision on the pending motions to dismiss to the transferee Court.

    Although we believe these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending these complaints could harm future operating results.

We may be unable to find sub-tenants to sublease currently leased and vacant space.

    In September 2000, we entered into a lease covering 42,000 square feet of office space adjacent to our headquarters. This lease is for five years at a monthly rent of approximately $286,000. Although we currently sublease this space, this sublease is scheduled to expire with respect to half of the space in September 2001 and with respect to the other half in April 2002. We are currently searching for a new tenant to sublease this space. Potential losses from the result of this lease have been accrued for in the restructuring accrual expensed during the quarters ended March 31, 2001 and June 30, 2001. We also sublease 10,000 square feet in New York City to third parties. We may not be able to find suitable sub-tenants to occupy these spaces in the future in a timely manner, if at all, or otherwise sublease these properties profitably. If we are unable to find suitable sub-tenants, we may experience greater than anticipated operating expenses in the future.

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

    Tumbleweed currently does not use financial instruments to hedge operating expenses in the United Kingdom, Germany, Netherlands or Japan dominated in the respective local currency. Tumbleweed assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

    Tumbleweed does not use derivative financial instruments for speculative trading purposes, nor does Tumbleweed hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. Tumbleweed regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

Interest Rate Sensitivity

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of June 30, 2001, none of our cash equivalents were subject to market risk by range of expected maturity and weighted-average interest rates, not including money market funds because these funds are not subject to market risk.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    On March 3, 1999, we sued The docSpace Company, Inc. in the United States District Court for the Northern District of California alleging infringement of our U.S. Patent No. 5,790,790. In its answer, docSpace raised counterclaims alleging, among other things, antitrust violations and unfair competition. On March 9, 2000, Critical Path, Inc. acquired docSpace. On March 9, 2001 the court issued an order that (i) granted in part and denied in part our motion for summary judgment of literal infringement, and (ii) granted in part docSpace's motion for summary judgment of no infringement. Essentially, the court ruled that the docSpace products Express 4.0 and Express 5.0 violate our patent at issue and that Express 5.1 and later versions, all designed after the lawsuit was initiated, do not literally infringe that patent. On June 6, 2001, we sued Critical Path in the same Court alleging infringement of our U.S. Patent No. 6,192,407 which was issued to us on February 20, 2001. On July 31, 2001, we entered into an agreement with Critical Path whereby they acknowledged the validity and enforceability of the two patents at issue, and licensed those patents from us in exchange for a royalty bearing license fee. We have agreed to dismiss both lawsuits.

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision on the pending motions to dismiss to the transferee Court. We intend vigorously to defend the Interface lawsuits and seek their dismissal. Although we believe these actions to be without merit, no prediction of the ultimate outcome can be made at this time and the outcome may harm our business. In addition, the costs in defending these complaints could harm future operating results.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 1, 2000, Tumbleweed completed a primary and secondary public offering of 3,000,000 shares of its common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by Tumbleweed and 1,500,000 secondary shares were sold by stockholders of Tumbleweed. Tumbleweed did not receive any of the proceeds from shares sold by its stockholders. We received net proceeds of $77.6 million from the offering of primary shares. For the quarter ended June 30, 2001, the net capital was used for working capital and general corporate purposes. Remaining proceeds were predominantly held in cash and cash equivalents.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 30, 2001, we held our Annual Meeting of Stockholders. The stockholders voted on the following matters:

  1)
  Election of directors: Eric Hautemont, Deborah R. Rieman and Douglas A. Sabella were nominated and elected as Class II directors for a term expiring in 2004. Votes were counted as follows:

	FOR	AGAINST	BROKER WITHHELD	ABSTAINING	NON-VOTES
Eric Hautemont	21,682,661	120,171	0	0	0
Deborah R. Rieman	21,760,984	41,848	0	0	0
Douglas A. Sabella	20,519,978	1,282,854	0	0	0
  2)
  Ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2001. The selection of KPMG LLP was ratified by a vote of 21,738,101 for and 20,977 votes against, with 43,754 votes withheld or abstaining and no shares non-voting.

ITEM 6. EXHIBITS

Exhibit 10.1.  Employment agreement dated June 28, 2001 between Tumbleweed Communications Corp. and Elizabeth D. Jordan.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.
Date: August 14, 2001	By:	/s/ JEFFREY C. SMITH Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2001	By:	/s/ ELIZABETH D. JORDAN Elizabeth D. Jordan Sr. Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
TUMBLEWEED COMMUNICATIONS CORP. INDEX
TRADEMARKS
PART I—FINANCIAL INFORMATION
TUMBLEWEED COMMUNICATIONS CORP. Condensed Consolidated Balance Sheets (in thousands) (unaudited)
TUMBLEWEED COMMUNICATIONS CORP. Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
TUMBLEWEED COMMUNICATIONS CORP. Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
TUMBLEWEED COMMUNICATIONS CORP. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)
PART II—OTHER INFORMATION
SIGNATURES