Form 10-Q
period 2001-09-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2001-11-13
CIK 1022509

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

    Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15() of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    The number of shares of common stock outstanding as of October 31, 2001 was 30,337,598.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

    This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events, including, but not limited to, implementing our business strategy and new pricing models; attracting and retaining customers; obtaining and expanding market acceptance of the products and services we offer; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in our industry and relevant markets; and competition in our market. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update these statements for subsequent events, or to explain why actual results differ. We reserve the right to update these statements for any reason including the occurrence of a material event. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties That You Should Consider Before Investing in Tumbleweed" contained herein, among other things, should be considered in evaluating our prospects and future financial performance.

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2001	December 31, 2000
	(unaudited)
Assets
Current Assets:
Cash and cash equivialents	$42,853	$75,497
Accounts receivable, net	8,757	11,220
Prepaid expenses and other current assets	2,995	3,641

Total current assets	54,605	90,358
Property and equipment, net	9,798	13,700
Goodwill and intangible assets, net	7,835	69,616
Other assets	4,917	5,226

Total assets	$77,155	$178,900

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,658	$3,872
Current installments of long-term debt	391	587
Accrued liabilities	9,820	16,833
Accrued restructuring	5,491	—
Deferred revenue	7,430	2,557

Total current liabilities	26,790	23,849
Long-term debt, excluding current installments	96	497
Other long-term liabilities	844	942

Total liabilities	27,730	25,288
Stockholders' equity:
Common stock	30	30
Additional paid-in capital	294,371	295,183
Deferred compensation expense	(2,355)	(6,461)
Accumulated other comprehensive loss	(393)	(61)
Accumulated deficit	(242,228)	(135,079)

Total stockholders' equity	49,425	153,612

Total liabilities and stockholders' equity	$77,155	$178,900

See Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP.

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenue
Product	$4,958	$9,935	$12,117	$23,173
Service	3,197	2,499	7,734	5,961

Total revenue	8,155	12,434	19,851	29,134
Cost of revenue(1)	3,013	3,559	9,150	8,998

Gross profit	5,142	8,875	10,701	20,136
Operating expenses:
Research and development(2)	3,615	4,205	11,738	10,220
Sales and marketing(3)	8,472	10,777	27,984	27,712
General and administrative(4)	2,286	2,911	6,537	6,863
Stock-based compensation	618	1,864	2,607	4,800
Amortization of goodwill and intangible assets	1,485	5,401	11,069	5,459
Merger related, restructuring, and impairment charges(5)	—	—	59,922	10,392

Total operating expenses	16,476	25,158	119,857	65,446
Operating loss	(11,334)	(16,283)	(109,156)	(45,310)
Other income, net	439	1,021	2,064	2,137

Net loss before provision for taxes	(10,895)	(15,262)	(107,092)	(43,173)
Provision for taxes	(4)	95	57	333
Net loss	(10,891)	(15,357)	(107,149)	(43,506)
Other comprehensive loss—translation adjustment	133	(42)	(332)	(326)

Comprehensive loss	$(10,758)	$(15,399)	$(107,481)	$(43,832)

Net loss per share—basic and diluted	$(0.36)	$(0.55)	$(3.56)	$(1.67)

Weighted average shares—basic and diluted	30,296	27,872	30,086	26,261

(1)
Exclusive of non-cash stock-based compensation expense of $97 and $242 for the three months ended September 30, 2001, and 2000, respectively, and $261 and $351 for the nine months ended September 30, 2001, and 2000, respectively.

(2)
Exclusive of non-cash stock-based compensation expense of $90 and $455 for the three months ended September 30, 2001, and 2000, respectively, and $593 and $917 for the nine months ended September 30, 2001, and 2000, respectively.

(3)
Exclusive of non-cash stock-based compensation expense of $366 and $662 for the three months ended September 30, 2001, and 2000, respectively, and $1,470 and $2,335 for the nine months ended September 30, 2001, and 2000, respectively.

(4)
Exclusive of non-cash stock-based compensation expense of $65 and $505 for the three months ended September 30, 2001, and 2000, respectively, and $619 and $786 for the nine months ended September 30, 2001, and 2000, respectively.

(5)
Exclusive of non-cash stock-based compensation expense/(credit) of $(336) and $411 for the nine months ended September 30, 2001 and 2000, respectively.

See Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$(107,149)	$(43,506)
Stock-based compensation expense	2,607	4,800
Depreciation and amortization	14,150	7,133
Impairment of goodwill and intangible assets	50,983	—
Loss on disposal of property and equipment	3,694	—
Changes in operating assets and liabilities
Current and other assets	3,149	(13,356)
Accounts payable, accrued and other long term liabilities	(7,325)	10,294
Accrued restructuring	5,491	—
Deferred revenue	4,873	24

Net cash used in operating activities	(29,527)	(34,611)
Cash flows from investing activities:
Purchase of property and equipment	(2,875)	(5,925)
Acquisitions, net of cash acquired	—	(14,817)
Proceeds from sale of Interface product lines	—	1,906

Net cash used in investing activities	(2,875)	(18,836)
Cash flows from financing activities:
Repayments of borrowings	(597)	(1,509)
Proceeds from issuance of common stock and warrants	687	84,210

Net cash provided by financing activities	90	82,701
Effect of exchange rate fluctuation	(332)	(326)
Net increase (decrease) in cash and cash equivalents	(32,644)	28,928
Cash and cash equivalents, beginning of period	75,497	60,544
Cash and cash equivalents, end of period	$42,853	$89,472

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	108	58

Non-cash investing and financing activities:
Issuance of warrants and options for services	342	7,335

See Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

(1) Basis of Presentation

    The condensed consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited and reflect all adjustments (consisting of normal recurring accruals except as otherwise indicated) which are, in the opinion of management, necessary for fair presentation of Tumbleweed Communications Corp.'s ("Tumbleweed") financial position and operating results for the interim periods presented.

    The accompanying consolidated financial statements include the accounts of Tumbleweed, our wholly owned subsidiary, Worldtalk Communications Corp. ("Worldtalk"), our wholly owned subsidiaries in Switzerland, Germany, the United Kingdom, the Netherlands, Sweden, France, Australia and Hong Kong and our majority-owned subsidiary in Japan, Tumbleweed Communications KK ("TKK"). The results of operations for our wholly owned subsidiary, Interface Systems, Inc. ("Interface") have been included commencing September 1, 2000, the effective date of its acquisition.

    All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Restructuring

    In January 2001, our Board of Directors approved a restructuring program. The restructuring program is intended to align our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved closing international sales office locations in Paris, France; Chatsworth, Australia; Stockholm, Sweden; and Hong Kong. The restructuring program also realigned the professional services organization and reduced headcount in most areas of our business.

    Restructuring and related charges expensed during the nine months ended September 30, 2001 was comprised of the following:

	Used	Remaining	Expense
Employee separation	$2,642	—	$2,642
Facilities charges and asset impairment	611	5,383	5,994
Other	195	108	303

Total restructuring charges	$3,448	$5,491	$8,939

    Employee separation for approximately 100 employees includes severance pay and medical and other benefits. Approximately $5.3 million of the remaining restructuring accrual represents a non-cash accrual for potential losses on facilities no longer required primarily due to the reduction in headcount. Anticipated sublease rental income is not expected to cover our rent expense due to rapidly declining office rent rates in and around Silicon Valley. These facility lease commitments last through 2003.

(3) Goodwill Impairment

    During the three months ended March 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rate, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment is supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition. As a result of the assessment, we recorded a $51 million impairment charge to reduce goodwill and other intangible assets. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of March 31, 2001. The remaining intangible assets of approximately $847,000 were amortized in full over their remaining useful life by September 30, 2001. The impairment consists of the following charge:

Goodwill	$49,210
Developed and core technology	1,127
Acquired workforce	646

Total impairment	$50,983

(4) Net Loss Per Share

    Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common and potential common shares outstanding during the period if their effect is dilutive. Potential common shares comprise incremental common shares issuable upon the exercise of stock options and warrants. The potential common shares issuable under stock options and the potential warrants to purchase common shares have been excluded from the determination of diluted net loss per share for all periods because the effect of such shares would have been anti-dilutive.

(5) Segment Information

    As defined by SFAS No. 131, our chief operating decision-makers are our Chief Executive Officer and our Chief Operating Officer. Our CEO and COO review financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by our CEO and COO is the information presented in the accompanying consolidated statement of operations. Therefore, we operate in a single operating segment.

    Revenue information regarding operations in the different geographic regions is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
North America	$6,314	$9,466	$14,191	$19,870
Europe	722	1,901	3,603	6,182
Asia	1,119	1,067	2,057	3,082

Total	$8,155	$12,434	$19,851	$29,134

    Substantially all of our long-lived assets are located in the United States.

(6) Contingencies

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision of the pending motions to dismiss to the transferee court. The United States District Court for the Eastern District of Michigan held a status conference on the cases on October 23, 2001, without resolving either of our pending motions. The accompanying financial statements do not include any costs for damages, if any, that might result from this uncertainty. We believe these actions are without merit and intend to vigorously defend and seek their dismissal.

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

    Statement 141 will require, upon adoption of Statement 142, that we evaluate our existing intangible assets and goodwill that were acquired in a prior purchase business combination and make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, we will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, we will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

    In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset.

    Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.

    We are required to adopt the provisions of Statement No. 143 for the quarter ending March 31, 2003. To accomplish this, we must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require us to gather market information and develop cash flow models. Additionally, we will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of Statement No. 143, it is not practicable to estimate the impact of adopting this Statement at the date of this report.

    On October 3, 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30 for the disposal of a segment of a business. By broadening the presentation of discontinued operations to include more disposal transactions, Statement No. 144 enhances companies' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for the quarter ending March 31, 2002. We will review and assess the impact of Statement No. 144 on our financial position and results of operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are a leading provider of secure content management solutions for enabling the business Internet. Tumbleweed Secure Guardian™ is the first enterprise-wide policy-based security framework that offers solutions to both protect and extend enterprise networks, move business processes online and enable secure communications over the Internet. Tumbleweed solutions empower organizations to safely share and protect critical information, increase customer loyalty and privacy and dramatically reduce costs.

    Secure Guardian provides centralized security for both incoming and outgoing communications and integrates various enterprise applications for safe delivery of all forms of enterprise content. Secure Guardian is based on a platform consisting of the Tumbleweed Secure Policy Gateway™ and a series of protocol enablers that allow virtually any application to connect to it. The Secure Policy Gateway enables the enterprise to apply security to and manage content policies for bi-directional communications traffic, web content and Internet usage. Policies include protection from viruses, malicious mobile code or SPAM attacks, as well as protection from dangerous exposure of company, partner or customer confidential information. Tumbleweed protocol enablers allow a wide range of protocols and enterprise systems to be centrally managed from the Secure Policy Gateway to allow organizations to safely extend communications from enterprise applications, groupware and legacy systems.

    Additionally, Tumbleweed Secure Guardian enables a broad spectrum of network extension solutions that help companies leverage the business efficiencies and benefits of the business Internet, including secure communications between trading partners, moving paper-based processes—such as statement presentment—online, and delivery and storage of aggregated enterprise communications into a single, branded secure inbox. Tumbleweed is trusted by 1,000 blue-chip customers including American Express, Banc of America Securities, Inc., JP Morgan Chase & Co., Chevron, Datek Online, SEB Bank, ABN Amro, the Federal Drug Administration, John Deere, Merrill Lynch, Nike, Northern Trust, NTT, Salomon Smith Barney, Travelers, United Parcel Service, and seven of the world's largest postal services. Eight of the Fortune 10 and over 100 of the Fortune 500 are included among our customer base.

    Revenue, which consists of both product and services revenue, results from new contracts and backlog. We define backlog as contractual commitments that are not due and payable as of the balance sheet date and deferred revenue. Product revenue consists of license fees and transaction revenue. We currently offer our software products under a perpetual license. Under a perpetual license our customers pay a one-time license fee for the right to use our software. Perpetual license revenue is typically recognized upon software shipment. Transaction revenue is based on actual volume of transactions or contractual minimum volumes, and the related revenue is recognized based on payment schedules or transaction reports from our customers. Services revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation or customization are recognized upon client acceptance or percentage of completion. Support and maintenance fees are paid for ongoing customer support and in some instances for the right to receive future upgrades of our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Revenue from the reseller channel is recognized upon the execution of a distribution agreement and receipt of substantive identification of the end-user customer.

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

    In January 2001, our Board of Directors approved a restructuring program. This restructuring program is intended to align our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved closing sales offices in Paris, France; Chatsworth, Australia; Stockholm, Sweden; and Hong Kong, realigning our professional services organization, and reducing headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were approximately $8.9 million during the nine months ended September 30, 2001, which includes charges related to vacating leased facilities domestically and abroad.

    Our future net income and cash flow may be adversely affected by limitations on our ability to apply net operating losses for federal income tax reporting purposes against taxable income in future periods, including limitations due to ownership changes, as defined in Section 382 of the Internal Revenue Code, arising from issuances of our stock.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended September 30, 2001 and 2000

    Revenue.  Revenue is comprised of product and services revenue. Total revenue for the three months ended September 30, 2001 decreased to $8.2 million from $12.4 million for the same three months in 2000. Total revenue for the nine months ended September 30, 2001 decreased to $19.9 million from $29.1 million for the same nine months in 2000. Revenues were lower in the quarter and the nine months ended September 30, 2001 due to softer global macroeconomic conditions in 2001, the closure of offices in Australia, France, Hong Kong, and Sweden associated with our 2001 restructuring, and an abbreviated selling period in the quarter ended September 30, 2001.

    Product revenue for the three months ended September 30, 2001 decreased to $5.0 million from $9.9 million for the same three months in 2000. The decrease in product revenue during the quarter was due to softer macroeconomic conditions, the closure of a number of our international offices, and an abbreviated selling period in the quarter ended September 30, 2001. Product revenue for the nine months ended September 30, 2001 decreased to $12.1 million from $23.2 million for the same nine months in 2000.

    Services revenue for the three months ended September 30, 2001 increased to $3.2 million from $2.5 million for the same three months in 2000. The increase in services revenue was due to an increase in contract development work by our professional services organization and increases in maintenance fees from our installed customer base. Services revenue for the nine months ended September 30, 2001 increased to $7.7 million from $6.0 million for the same nine months in 2000.

    Cost of Revenue.  Cost of revenue, excluding non-cash stock-based compensation, is comprised of product and services costs. Product license cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products. Product transaction costs include bandwidth costs associated with hosting servers for those customers who use our hosting services. Services costs are comprised primarily of personnel and overhead costs related to customer support and contract development projects. Total cost of revenue for the three months ended September 30, 2001 decreased to $3.0 million from $3.6 million for the same three months in 2000. The decrease in total cost of revenue was due to a decrease in service costs and a reduction in product costs which were tied to our revenues, as our revenues decreased. Total cost of revenue for the nine months ended September 30, 2001 increased to $9.2 million from $9.0 million for the same nine months in 2000. Professional services costs increased due to the growth that occurred throughout 2000 in our professional services team in order to support our larger customer base and also as a result of the Interface acquisition that occurred in September 2000. This cost increase was partially offset by the workforce reduction associated with our 2001 restructuring.

    Research and Development Expenses.  Research and development expenses, excluding non-cash stock-based compensation, are comprised of engineering and related costs associated with the development of our applications, quality assurance and testing. Research and development expenses for the three months ended September 30, 2001 decreased to $3.6 million from $4.2 million for the same three months in 2000. The decreased spending was driven by lower personnel costs resulting from workforce synergies created by the Interface acquisition. Research and development expenses for the nine months ended September 30, 2001 increased to $11.7 million from $10.2 million for the same nine months in 2000. The increase in costs over the nine month period reflects headcount growth in 2000 to enhance the core product platform and develop new products.

    Sales and Marketing Expenses.  Sales and marketing expenses, excluding non-cash stock-based compensation, are comprised of salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses for the three months ended September 30, 2001 decreased to $8.5 million from $10.8 million for the same three months in 2000. The decrease in sales and marketing expenses was primarily due to decreased personnel costs as a result of the 2001 restructuring and other cost savings from our closure of offices in Australia, France, Hong Kong, and Sweden. Sales and marketing expenses for the nine months ended September 30, 2001 increased to $28.0 million from $27.7 million for the same nine months in 2000 reflecting investments made to increase our sales coverage and an increase in marketing programs in the first quarter of 2001.

    General and Administrative Expenses.  General and administrative expenses, excluding non-cash stock-based compensation, consist primarily of personnel and support costs for our finance, legal and human resources departments as well as professional fees. General and administrative expenses for the three months ended September 30, 2001 decreased to $2.3 million from $2.9 million for the same three months in 2000. The decrease in general and administrative expenses was due to decreased personnel costs as a result of the 2001 restructuring and lower legal costs as the prior year included expenses resulting from our patent infringement lawsuit against the docSpace Company, Inc. General and administrative expenses for the nine months ended September 30, 2001 decreased to $6.5 million from $6.9 million for the same nine months in 2000 primarily due to a decline in legal costs in 2001.

    Stock Compensation Expense.  Stock compensation expense was recorded in connection with the amortization of deferred stock compensation recorded as a result of grants of certain stock options to non-employees and employees at exercise prices less than the deemed fair value on the grant date, the acceleration of stock options approved for certain employees, and warrants granted to non-employees in exchange for services performed, net of a credit related to stock options granted to employees who were later terminated. The credit resulted from the deferred stock compensation expense previously recorded for options cancelled that had not vested. Amortization of deferred stock compensation expense in the three months ended September 30, 2001 decreased to $618,000 from $1.9 million for the same three months in 2000. This decrease was the result of the termination of certain employees during the restructuring in the prior quarter of 2001 whose options had not yet vested. Amortization of deferred stock compensation expense for the nine months ended September 30, 2001 decreased to $2.6 million from $4.8 million for the same nine months in 2000.

    Merger Related, Restructuring and Impairment Charges.  During the first quarter of 2001, our Board of Directors approved a restructuring program. This restructuring program focuses our efforts on aligning our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved closing international sales office locations in Paris, France; Chatsworth, Australia; Stockholm, Sweden; and Hong Kong, realigning our professional services organization, and reducing headcount in most areas of our business. The reduction in work force involved approximately 100 employees and total charges incurred as a result of the restructuring were approximately $8.9 million during the nine months ended September 30, 2001, which includes charges related to vacating leased facilities domestically and abroad. No restructuring charges were incurred during the three months ended September 30, 2001. Merger related and restructuring expenses for the nine months ended September 30, 2000 were recorded in connection with the acquisition of Worldtalk, and were primarily comprised of investment banker's fees, legal fees, severance payments and accounting and printer fees. Merger related and restructuring expenses for the nine months ended September 30, 2000 were $10.4 million.

    During the three months ended March 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rates, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment is supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition, which resulted in the net book value of our assets prior to the impairment charge significantly exceeding our market capitalization. As a result of our review, we recorded a $51 million impairment charge to reduce goodwill and other intangible assets. The charge was determined based upon our estimated discounted cash flows over the remaining estimated useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows including the discount rate were determined using our estimates as of March 31, 2001. The remaining intangible assets of approximately $847,000 were amortized in full over their remaining useful life by September 30, 2001.

    Other Income, Net.  Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net, for the three months ended September 30, 2001 decreased to $439,000 from $1.0 million for the same three months in 2000. The decrease in other income, net, is due to the decline in interest rates and a reduction in our cash balances relative to the year-earlier period when we received proceeds from the issuance of securities in August 2000. Other income, net for the nine months ended September 30, 2001 was flat at $2.1 million for the same nine months in 2000. This resulted from the decline in interest rates being offset by increased cash balances in the first two quarters of 2001.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, we have financed our operations primarily through the issuance of equity securities. On September 30, 2001, we had approximately $42.9 million in cash and cash equivalents.

    Net cash used in operating activities decreased to $5.3 million in the three months ended September 30, 2001 from $8.6 million in the three months ended June 30, 2001 and from $15.6 million (which includes $3.3 million related to restructuring) in the three months ended March 31, 2001. We anticipate that cash used in operations may decline in the next quarter. Cash used in operating activities was primarily the result of net operating losses and a decrease in accrued liabilities, offset by certain non-cash charges including depreciation and amortization, the non-cash portion of the restructuring accrual and the expense recognized for goodwill impairment. Cash used in operating activities for the nine months ended September 30, 2001 decreased to $29.5 million from $34.6 million for the same nine months in 2000 due to improved management of working capital.

    Net cash used in investing activities for the nine months ended September 30, 2001 decreased to $2.9 million from $18.8 million for the same nine months in 2000 as the year-earlier period included the impact of acquisitions. Net cash used in investing activities for the nine months ended September 30, 2001 was comprised of purchases of property and equipment.

    Net cash provided by financing activities for the nine months ended September 30, 2001 was approximately $90,000. Cash provided by financing activities was attributable to the net proceeds from the issuance of common stock upon exercise of stock options and our employee stock purchase plan, partially offset by the repayment of credit facilities and capital lease obligations. Net cash provided by financing activities for the nine months ended September 30, 2000 was $82.7 million reflecting the issuance of equity securities in August 2000.

    As of September 30, 2001, our principal commitments consisted of obligations outstanding under equipment and operating leases. Our equipment leases require payment of rental fees to third party leasing providers. In most cases, we have no obligations to purchase the equipment at the end of the lease term. We do not anticipate a substantial increase in capital expenditures in the immediate future. We also do not anticipate an increase in operating lease obligations.

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

    We have only a limited operating history upon which an evaluation can be based. Accordingly, our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like secure online communication services. We incurred net losses of $69.8 million, $24.2 million and $11.7 million in the years ended December 31, 2000, 1999 and 1998, respectively. As of September 30, 2001, we had incurred cumulative net losses as a C-corporation of $242.2 million.

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

    Our revenue has fluctuated and our quarterly operating results will continue to fluctuate based on the timing of the execution and termination of customer agreements in a given quarter. Under the traditional software licensing model, license revenue is comprised of initial license and distribution fees. As a result, we typically recognize initial license fees as revenue in the same quarter an agreement was signed. To the extent that customers purchase our product under the subscription-based pricing model, however, we account for and report our contracted revenue over the life of the agreement.

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

    As a result of these factors we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Quarterly financials for 2001 that include revenue accounted for under the both the subscription-based pricing model and the traditional software pricing model will not be comparable with historical quarters that used our previous licensing model. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the difficulties outlined above with respect to financial forecasts also apply to securities analysts that may publish estimates of our financial results. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors due to any of a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure our performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.

    In addition, the terrorist acts of September 11, 2001 in New York City, Washington D.C. and Pennsylvania, and the United States' military response, have created an uncertain economic environment and we cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail spending on information technology, which could also affect our quarterly results or financial condition in the future.

Restructuring of operations and other cost reducing measures we have implemented may not achieve the results we intend and even may harm our business.

    In January 2001, we announced a restructuring of our business, which included a reduction in force and the closure of four international locations. Since that time we have continuously engaged in other measures to reduce expenses and establish an enterprise that is appropriate for our expected revenue levels. The planning and implementation of this effort has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the actions undertaken to restructure the business may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in carrying out the restructuring, our expenses could increase more quickly than we expect. If we find that the actions taken to date did not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform additional reductions in our headcount or to undertake additional restructurings of our business.

We may have insufficient cash reserves to see us through to profitability

    We have put in place a variety of mechanisms and cost cutting measures designed to assure that we have sufficient cash reserves to carry us through to profitability. Nonetheless, our current cash reserves may be insufficient in the face of either lower than expected revenues or extraordinary or unexpected cash expenses. As a result, we may need to seek cash from other sources.

A limited number of customers account for a high percentage of our revenue and the failure to maintain or expand these relationships could harm our business.

    The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects.

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

Our service provider customers may compete with us, fail to promote our product or cease to use our products at all.

    To date, we have generated a significant amount of Secure Messenger revenue from contracts with a limited number of service provider customers, which use or intend to use our products for the communication of third-party documents and data. If these customers do not effectively promote the use of Secure Messenger to their end-users or cease to offer Secure Messenger to their end-users, the adoption of our services and the recognition of associated revenue could be limited. Because our contracts with our service provider customers are non-exclusive, these customers could elect to offer competing secure online communication services to their customers through our existing or future competitors. The service provider customers also may compete with our secure online communication services through their traditional physical delivery channels.

The markets for enhanced online communication services generally, and for our products specifically, are new and may not develop.

    The market for our products and services is new and evolving rapidly. If the market for our products and services fails to develop and grow, or if our products and services do not gain broad market acceptance, our business and prospects will be harmed. In particular, our success will depend upon the adoption and use by current and potential customers and their end-users of secure online communication services. Our success will also depend upon acceptance of our technology as the standard for providing these services. The adoption and use of our products and services will involve changes in the manner in which businesses have traditionally exchanged information. In some cases, our customers have little experience with products, services and technology like those offered by us. Our ability to influence usage of our products and services by customers and end-users is limited. For example, the usage of Secure Messenger by the end-users of our service provider customers has been limited to date. We have spent, and intend to continue to spend, considerable resources educating potential customers and their end-users about the value of our products and services. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for our products and services, or our growth rate, if any. Moreover, we cannot predict whether our products and services will achieve any market acceptance. Our ability to achieve our goals also depends upon rapid market acceptance of future enhancements of our products and our ability to identify new markets as they emerge. Any enhancement that is not favorably received by customers and end-users may not be profitable and, furthermore, could damage our reputation or brand name. Any failure to identify and address new market opportunities could harm our business and prospects.

We may not find broad acceptance of the Tumbleweed Secure Guardian suite of products.

    In October of 2001 we re-launched our existing product line under the Tumbleweed Secure Guardian suite of products including Tumbleweed Secure Mail (formerly Tumbleweed MMS) and Tumbleweed Secure Messenger, Secure Statements (formerly IME and IME Statements) and Secure Redirect (formerly MMS Secure Redirect). If we do not obtain anticipated acceptance and understanding of these re-branded product offerings, our ability to grow our sales may suffer. In addition, if we do not achieve the anticipated growth of the new marketing or even suffer sales decreases as a result of a misperceptions of our products, we may be forced to expend additional resources in new or different marketing directions.

The markets we address are highly competitive and rapidly changing, and we may not be able to compete successfully.

    We may not be able to compete successfully against current and future competitors, and the multiple competitive pressures we face could harm our business and prospects. The markets in which we compete are intensely competitive and rapidly changing.

    Our principal competition in the areas of messaging management and secure communications are companies that offer of various Internet content security, web security, messaging policy management, and enterprise relationship management products. Companies that sell products that compete with some of the features within our products include: Baltimore Technologies plc, Critical Path, Inc., Kana Communications, Inc., Symantec Corp., Tivoli Systems, Inc., an IBM company, Trend Micro Incorporated, and ValiCert Inc.

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

Our recent product releases may not be accepted and our development efforts may be hindered by a variety of factors.

    In August and September of 2001 we released the newest versions of our existing product lines (Secure Mail 5.0 and Secure Messenger 5.0). These releases may not be scalable, may contain unexpected bugs or problems, may not meet customers' requirements or expectations and may not be accepted as providing added value to our existing customers. In addition, the installation of integrated or complementary software products at customer sites may result in difficulties associated with customer-specific installation processes and may result in new issues arising with respect to our new software releases.

The expansion of our business has placed a strain on resources.

    Our business expanded considerably during 2000, which has placed, and continues to place, a significant strain on managerial, informational, administrative and operational resources. Our current systems, procedures and controls may not be adequate to achieve the rapid execution necessary to effectively operate within the market for our products and services. We need to continue to enhance and improve our managerial capacity, and improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. Despite our restructuring, we expect that we may need to continue the expansion of our employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer. Finally, as part of the expansion of our business in 2000, we may have acquired operational, customer service and financial systems that are not appropriate for our current estimated size. Moving to more appropriate office systems may also place a strain on our current systems and require financial expenditures to end the commitments on other systems.

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

    We currently rely on a combination of patents, trade secrets, copyrights, trademarks and licenses, together with non-disclosure and confidentiality agreements to establish and protect our proprietary rights in our products. We hold certain patent rights with respect to some of our products. We have filed, and expect in the future to file, additional patent applications. Our existing patents or trademarks, as well as any future patents or trademarks obtained by us, may be challenged, invalidated or circumvented, or our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technology. Further patent or trademark protection may not be obtained, in the United States or elsewhere, for our existing or new products, applications or services. In addition, further protection, if obtained, may not be effective. In some countries, meaningful patent or trademark protection is not available.

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

    We invested significant financial and managerial resources to expand our sales and marketing operations in international markets and have opened sales offices in Germany, Japan, the Netherlands and the United Kingdom. For the three months ended September 30, 2001, June 30, 2001 and March 31, 2001, we derived 23%, 30% and 37%, respectively, of our revenue from international operations. However, to date, we have limited experience in international operations and may not be able to compete effectively in international markets. A key component of our long-term strategy is to further expand into international markets, and we must continue to devote substantial resources to our international operations in order to succeed in these markets. In this regard, we may encounter difficulties such as:

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

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision on the pending motions to dismiss to the transferee Court. The United States District Court for the Eastern District of Michigan held a status conference on the cases on October 23, 2001 without resolving either of our pending motions.

    Although we believe these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending these complaints could harm future operating results.

We may be unable to find sub-tenants to sublease currently leased and vacant space.

    In September 2000, we entered into a lease covering 42,000 square feet of office space adjacent to our headquarters. This lease ends in 2003. Although we had previously subleased all of this space, our sublease expired with respect to half of the space in September 2001 and will expire with respect to the other half in April 2002. Potential losses from the result of this lease have been accrued for in the restructuring accrual expensed during the quarters ended March 31, 2001 and June 30, 2001. If we are unable to find suitable sub-tenants or fail to return the property to the landlord, we may experience greater than anticipated operating expenses in the future.

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

    Tumbleweed currently does not use financial instruments to hedge operating expenses in the United Kingdom, Germany, Netherlands or Japan denominated in the respective local currency. Tumbleweed assesses the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

    Tumbleweed does not use derivative financial instruments for speculative trading purposes, nor does Tumbleweed hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. Tumbleweed regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

Interest Rate Sensitivity

    The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, money market funds are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of September 30, 2001, none of our cash equivalents were subject to market risk by range of expected maturity and weighted-average interest rates, not including money market funds because these funds are not subject to market risk.

PART II—OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

    On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision on the pending motions to dismiss to the transferee Court. The United States District Court for the Eastern District of Michigan held a status conference on the cases on October 23, 2001, without resolving either of our pending motions. We intend vigorously to defend the Interface lawsuits and seek their dismissal. Although we believe these actions to be without merit, no prediction of the ultimate outcome can be made at this time and the outcome may harm our business. In addition, the costs in defending these complaints could harm future operating results.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

    On August 1, 2000, Tumbleweed completed a primary and secondary public offering of 3,000,000 shares of its common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by Tumbleweed and 1,500,000 secondary shares were sold by stockholders of Tumbleweed. Tumbleweed did not receive any of the proceeds from shares sold by its stockholders. We received net proceeds of $77.6 million from the offering of primary shares. For the quarter ended September 30, 2001, the net capital was used for working capital and general corporate purposes. Remaining proceeds were predominantly held in cash and cash equivalents.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.
Date: November 13, 2001	By:	/s/ JEFFREY C. SMITH Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2001	By:	/s/ ELIZABETH D. JORDAN Elizabeth D. Jordan Sr. Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

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
  RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED
  ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1: LEGAL PROCEEDINGS
  ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS
SIGNATURES