Form 10-K
period 2001-12-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2002-03-29
CIK 1022509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value per Share

        Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15() of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒        No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

        The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on February 15, 2002 was approximately $91,945,732 (based on the closing price for shares of the Registrant's Common Stock as reported on the Nasdaq National Market of $4.09 on that date). Shares held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of common stock outstanding as of February 15, 2002 was 30,631,382.

DOCUMENTS INCORPORATED BY REFERENCE

Certain parts of the Tumbleweed Communications Corp. Proxy Statement relating to the annual meeting of stockholders to be held on May 30, 2002 (the "Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events, including, but not limited to, implementing our business strategy; attracting and retaining customers; obtaining and expanding market acceptance of the products and services we offer; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in our industry and relevant markets; and competition in our market. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements are based on current beliefs, expectations and assumptions and involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption "Risks and Uncertainties" contained herein, as well as those discussed elsewhere herein. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update these forward-looking statements or to explain the reasons why actual results may differ. We reserve the right to update these statements for any reason, including the occurrence of material events.

TUMBLEWEED COMMUNICATIONS CORP.
2001 FORM 10-K ANNUAL REPORT

TRADEMARKS

        Our registered trademarks include Tumbleweed®, Tumbleweed Communications®, WorldSecure® and Worldtalk®. Additional trademarks belonging to us include Tumbleweed Secure Guardian™, Tumbleweed Secure Policy Gateway™, Tumbleweed Secure Staging Server™, Tumbleweed Staging Server™, Tumbleweed Secure Mail™, Tumbleweed Secure Redirect™, Tumbleweed Secure Public Network™, Tumbleweed SPN™, Tumbleweed Secure Archive™, Tumbleweed Secure Web™, Tumbleweed Secure Inbox™, Tumbleweed Secure Envelope™, Tumbleweed Secure CRM™, Tumbleweed Secure Messenger™, Tumbleweed Secure Statements™, Tumbleweed My Copy™, Tumbleweed L2i™, Tumbleweed IME Developer™, Tumbleweed Integrated Messaging Exchange™, Tumbleweed IME™, Tumbleweed IME Personalize™, WorldSecure/Mail™ and Tumbleweed IME Alert™.

PART I

Item 1—Business.

Overview

        We are a leading provider of secure content management solutions for enabling business conducted on the Internet. Tumbleweed Secure Guardian is a leading enterprise-wide policy-based security framework that offers a wide range of solutions to both protect and extend enterprise networks, move business processes online and enable enterprises to communicate safely over the Internet. Tumbleweed solutions empower organizations to safely share and protect critical information, increase customer loyalty and privacy and reduce costs.

        Tumbleweed Secure Guardian augments and extends traditional, network-focused security solutions by adding a critical layer of content-focused security management. Secure Guardian is a server-level software framework that sits between an organization's internal applications and a corporate firewall, and provides centralized security for both incoming and outgoing communications crossing the firewall. Security is provided by intelligently analyzing and managing three critical and interrelated factors: the content that travels over the network; the identities of senders and receivers; and the business processes that direct the proper flow of information across the extended enterprise.

Industry Background

        The use of groupware applications, customer service applications and web services has grown as enterprises are increasingly relying on these applications to communicate with their customers, business partners and suppliers. Enterprises are looking for communications applications that can integrate and migrate business processes and associated data with groupware and web applications and transform how they communicate and conduct business with their partners and customers. The volume of groupware communications and web-based email has grown significantly over the past several years in both the business and consumer markets. According to recent IDC research, worldwide Internet traffic will increase 93-fold from 2000 to 2005.

        To fully leverage the power of communicating using the Internet and email, businesses must first address the issues of security, centralized management, automation, legacy integration and end-user behavior, as well as potential adoption issues. The use of policies and management protocols that were traditionally applied to paper or voice-based processes within a company in many cases can and should be applied to communications conducted over the Internet and email. The adoption of these policies and protocols is critical to establish adherence to regulatory requirements that face each industry and to provide enterprises with the same protection of audit trail and confidentiality that paper processes supply. In addition, recent studies from Gartner Group indicate that consumers are hesitant about doing business online unless they can have confidence that the security and the privacy of their information is protected. End-users are also interested in easily accessible online services and communications from the companies with which they do business.

        With comprehensive security solutions, businesses can deploy policies enterprise-wide, provide critical management of communications, and leverage the investment they have made in their existing systems in order to fully maximize business conducted on the Internet.

Tumbleweed's Security Solutions and Services

        We offer a comprehensive family of communications solutions built on the Tumbleweed Secure Guardian framework that enable enterprises to safely leverage the cost-efficiencies and productivity of Internet communications. In addition, all Tumbleweed solutions are designed to integrate with existing business systems and groupware applications requiring no significant change in existing firewall or system infrastructures. Our application and protocol-specific solutions can be purchased independently or together to create a powerful and complete communications solution for businesses. All of our solutions offer multi-level security using industry standards, universal access, and proven scalability for high volume message traffic.

        All of our solutions are built on the Tumbleweed Secure Guardian framework, an enterprise-wide security framework made up of a platform, the Tumbleweed Secure Policy Gateway, and a multitude of protocol enablers that allow virtually any system to connect to Tumbleweed Secure Guardian. Tumbleweed Secure Guardian offers software solutions and product suites to both protect and extend commercial and governmental enterprise networks.

Tumbleweed Secure Guardian—Solutions to Protect Enterprises

        Our protection solutions enable companies to centrally control, manage and monitor their Internet communications stream. By controlling and monitoring groupware and browser-based communications, as well as employee Internet usage, our customers can better comply with their own internal corporate policies as well as government regulations. Tumbleweed solutions combine not only all of the elements required to establish and manage communications policies but also allow for virus and spam protection, archival of critical communications and regulatory compliance.

        Every day, high volumes of email messages flow in and out of businesses carrying intellectual property assets (such as business plans, technology and engineering specifications, and contracts), personal communications, and harmful content such as viruses and spam. By neglecting to monitor and manage this communications stream, businesses risk:

  •
  Interception of valuable business data by competitors or hackers;

  •
  Loss of data and productivity from damage by viruses and malicious content;

  •
  Clogging of network bandwidth by spam and recreational multimedia files;

  •
  Liability for accidental exposure of confidential customer or employee information;

  •
  Liability for the distribution of racist, sexist, or otherwise harmful content; and

  •
  Liability for violation of industry regulations including various healthcare or other government regulations.

        Businesses need to monitor and manage their communications so that groupware applications can continue to be a tool for fast, cost-effective communications. They need to centrally manage and globally enforce communications policies. They need a solution that complements, rather than replaces, their groupware infrastructure. They also need a solution that enforces communication controls automatically, without relying on the initiative or costly re-training of individual users within their organization.

        By integrating our protection solutions with existing groupware networks, a business can take control of its online communications and set policies to apply content control, filtering, encryption, access control, attachment management, virus scanning and digital signatures to groupware traffic. Because our solutions allow policies to be administered centrally and enforced universally across an enterprise, our server-based protection solutions offer several advantages over desktop solutions, including:

  •
  Rapid deployment (installed, configured, and tuned within a week);

  •
  Universal coverage (all groupware and web-based email communications are automatically managed, so no change in existing infrastructure needs to be made);

  •
  Centralized policy enforcement (identification of sensitive digital information, including the use of industry-specific lexicons);

  •
  Cost-effective centralized administration (no expenses for end user training or distributing, installing, or maintaining new desktop software).

        Our Secure Guardian protection solutions include Tumbleweed Secure Mail, Tumbleweed Secure Archive, and Tumbleweed Secure Web:

  •
  Tumbleweed Secure Mail allows enterprises to apply policy to inbound and outbound groupware communications. It includes the Secure Policy Gateway for centralized policy enforcement, anti-virus scanning capabilities and a suite of process managers and optional applications that can be quickly configured to define and enforce the policies appropriate to a particular business. The Secure Mail Content Manager scans messages and attachments for specific words or strings of words. When a policy violation is detected, Tumbleweed Secure Mail can take a number of actions, such as block, quarantine, archive, or defer delivery. With Secure Mail Access Manager, companies can set policies that restrict access of groupware-originated communications from certain senders or those sent to certain recipients. For example, policies can block inbound messages from known problem or spam domains, or prevent confidential information from being sent to an unwanted domain. The Secure Mail Virus Manager uses integrated server-based anti-virus software from Network Associates to detect and optionally clean or strip infected attachments in both incoming and outgoing messages.

  •
  Tumbleweed Secure Archive allows organizations to archive all or selected SMTP messages to an external device, such as an optical jukebox. Messages can be tagged with information such as violation type and retention period prior to archiving. Tumbleweed Secure Archive provides Web-based reviewer tools for performing queries and running reports.

  •
  Tumbleweed Secure Web provides URL filtering and monitors Internet traffic for inappropriate content, viruses, and malicious mobile content downloaded from the web. Tumbleweed Secure Web can also monitor the content of Web-based e-mail and message board postings.

Tumbleweed Secure Guardian—Solutions to Extend Enterprise Networks

        Our extension solutions allow businesses and organizations to establish secure Internet communications channels with partners, suppliers and customers. All of Tumbleweed's extension solutions are server-based and integrate with existing groupware networks, enterprise systems, or legacy applications in order to secure communications automatically before it crosses the corporate firewall. Without retraining users or changing desktop software, our extension solutions enable businesses to take advantage of moving their business communications online and ensure that those communications are encrypted, auditable and controlled so that access is granted only to appropriate recipients.

        Our extension solutions include Tumbleweed Secure Public Network (SPN), Tumbleweed Secure Redirect, Tumbleweed Secure Messenger, Tumbleweed Secure CRM and Tumbleweed Secure Statements.

  •
  Tumbleweed SPN, allows businesses to leverage the existing, public infrastructure of the Internet to communicate safely with their partners electronically in a cost-effective manner. A great deal of business critical communications—such as business plans, contracts, product drawings, artwork, legal documents and engineering specifications—take place among branch offices, between branch offices and headquarters or among businesses and their long-standing partners and customers. Until now, businesses have not had a cost-effective solution for securing and automating these communications. Courier services, such as FedEx, are relatively secure, but much slower and more expensive than electronic communications. Virtual Private Networks, or VPNs, typically involve the installation and maintenance of custom hardware and software. Also, VPN access can be difficult to administer for both remote offices and outside partners that need to access only certain information but not the business' entire network environment. Using groupware applications and email is fast and convenient, but typically not secure and can be difficult to manage and track. Using email as a main communications vehicle can also open a company to risks involved with exposing important confidential information to competitors and hackers. Businesses need a way to secure these communications—quickly, easily, and automatically. The solution should:

    •
    Complement rather than replace existing groupware applications and IT systems at each site;

    •
    Be based on open standards, so that it works with whatever software and hardware a particular partner is using; and

    •
    Apply security automatically at the server level, without requiring end users to learn new procedures or replace the client software they are already familiar with.

  By deploying our Tumbleweed SPN solution, a business can create secure networks among its offices, partners, suppliers, and customers. Meanwhile, end users within and outside the company can continue using their own client software. Tumbleweed SPN is a server-based solution that can automatically encrypt outgoing messages and sign them with an organization's digital certificate. The solution also monitors, authenticates, and decrypts incoming messages, and delivers them unencrypted to the recipient's desktop within the corporate network environment. Security applied is automatic and transparent to employees within the organizations.

  •
  Tumbleweed Secure Redirect allows enterprises to communicate securely with individuals at locations outside the secure public network of partners and/or remote offices. Tumbleweed Secure Redirect can scan the content of outgoing messages originating from groupware applications or web-based email applications and then encrypt those communications for delivery depending upon a company's policies. Recipients of messages only need an email program and a Web browser to receive encrypted messages. Recipients can be authenticated by a variety of methods, using known information about the recipient or by tying into an internal authentication database or engine existing within the company (LDAP directory, single sign-on directory, etc.). Tumbleweed Secure Redirect enables businesses to automatically encrypt, deliver, and track communications to any Internet user with a standard email program and web connection. The advantages of Tumbleweed Secure Redirect include:

  •
  Universal coverage and ubiquitous reach (all groupware communications can be automatically managed and secured, any email client and/or web browser can accept the encrypted messages);

  •
  Expedited training (end users need not learn new procedures or new software tools); and

  •
  Cost-effective (no expenses for end user training or distributing, installing, or maintaining new desktop software).

  •
  Tumbleweed Secure CRM allows enterprises to apply security to emails originating from an internal customer relationship management system.

  •
  Tumbleweed Secure Messenger supports secure ad hoc online customer service or everyday communications using the Tumbleweed Staging Server and private URL technology. Secure Messenger is an application designed to enable secure, trackable online communication, including secure, browser-based, person-to-person communications. Combining Secure Messenger and Secure CRM, enterprises can tie into existing CRM applications and email response systems to ensure that the confidentiality and security of messages delivered to customers is maintained. Using Tumbleweed Secure Messenger, Internet users can securely compose, send, receive, store and search messages and files. Secure Messenger comes with the Tumbleweed Secure Inbox, an online email inbox that contains all archived messages so customers can download and view messages at any time of the day and track responses of online customer service inquiries. The Tumbleweed Secure Inbox is used to increase levels of customer service, as well as increase internal productivity by allowing customers to self-service using an online vehicle. Tumbleweed Secure Messenger can interoperate with a business's existing web portal applications creating a customized, branded experience for a business' customers and/or partners.

  •
  Tumbleweed Secure Statements offers businesses a foundation for the automated preparation, secure Internet delivery of, tracking of and managed response to documents. Secure Statements easily integrates with existing systems, and can automatically extract legacy data and convert print stream data (such as PCL, AFP, LCDS, HTML and XML) into Internet-ready files, and deliver such files to the customer or partner. In addition, our solutions can automatically forward important communications to electronic archives. To receive a statement sent via Tumbleweed Secure Statements, an end user only needs an email client and a Web browser. New desktop software, Java applets or desktop plug-ins are not required.

    Industry sources estimate that businesses send more than 20 billion paper documents annually. In the United States alone, there are estimated to be more than 350 million financial accounts, each requiring the periodic delivery of statements. Businesses can save time and money and improve service by moving these paper statements online. In most industries, a paper statement costs between $1 and $1.50 to print and mail. Electronic statements delivered by our solutions cost significantly less because we eliminate printing and postage costs.

    Tumbleweed's solution also provides a foundation for additional communications services that can promote sales, increase customer loyalty, and streamline customer service. Secure Statements prepares, delivers, and tracks Internet statements. Businesses can provide each statement recipient with a custom Tumbleweed Secure Inbox—a protected online repository for securely receiving, storing, organizing, searching, and forwarding online communications. Using Tumbleweed Secure Messenger, Secure CRM and Secure Statements together, businesses can increase customer retention and service by aggregating all customer communications into one secure location for a customer, organized in folders and by delivery dates and times.

          The advantages of using Tumbleweed Secure Statements versus traditional paper-based delivery and other electronic delivery methods include:

    •
    Cost reduction (no printing and mailing documents to customers);

    •
    Existing system integration (extracts statement information from business applications, databases, and mainframe print streams);

    •
    Universal delivery (reaches any Internet user with a standard email program and a Web browser);

    •
    Security and authentication (includes passwords, PINs, and digital certificates);

    •
    Thorough tracking (enables businesses to create an audit trail or otherwise track the transmission and receipt of statements);

    •
    Payment system integration (integrates with various payment engines with customization); and

    •
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

        Technical training, which provides the customer with formal training in the administration and operation of our products and use of Tumbleweed application programming interfaces, or APIs.

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

Strategy

        Our objective is to provide a comprehensive family of solutions to leverage the Internet for businesses worldwide. Key elements of our strategy are:

Establish Tumbleweed as a leading provider of Internet security software solutions that offer customers increased productivity, lowered costs and reduced liability.

        We intend to establish Tumbleweed Secure Guardian as the leading foundation upon which to build mission-critical business communications. Our focus is on offering solutions that allow our customers to rapidly recoup their original investment and earn a significant return on that investment. Our customers use our solutions to increase their productivity, efficiency and reduce costs. By moving business processes online and extending online communications to include a number of different applications, our software solutions can eliminate costs associated with traditional paper, fax or voice-based business processes. Our solutions enable our customers to define and implement multi-layer security policies, ensuring the safe and efficient use of corporate email systems and the privacy of confidential information. Through a direct sales force and a reseller channel, we are pursuing customers in the healthcare, pharmaceutical, banking, brokerage, insurance, telecommunications, technology and manufacturing industries.

Focus on providing solutions in markets where we have solid market traction and which represent the largest opportunities for us.

        Our strategy is to offer solutions with a number of key characteristics. We offer solutions that have a horizontal application across a number of vertical industries with market drivers thereby reducing our exposure to any single specific vertical market. We focus on solutions that have a relatively short deployment time, and therefore a lower services load—reducing the cost of running our professional services organization and changing the mix of services revenue in our revenue stream. Our strategy is intended to ultimately help us improve our overall gross margins and serve our customers better. In addition, our strategy is to target geographic markets where Internet usage has matured and where we have reached critical mass in product sales, such as the United States, Japan, Germany, and the United Kingdom.

Cultivate a channel of resellers to augment our direct sales effort and educate the market about Tumbleweed.

        We intend to promote and leverage our channel of resellers, including value-added resellers, to expand the sales of our solutions in strategic vertical and geographic markets. By choosing best-of-breed partners and customers to offer our solutions to the marketplace, we can better capture the opportunity of a growing market and leverage the brand recognition and extensive sales and marketing resources of leading technology providers and consultants. Our Tumbleweed Channel Alliance partners focus on small-to-mid-sized enterprises while our direct sales force focuses on large enterprises.

Provide comprehensive professional and/or outsourcing services through systems integrators or through our in-house team.

        We offer a full suite of professional and consulting services that are end-to-end and designed to help customers implement our solutions as rapidly as possible. The services include business-specific applications consulting, software development, training and complete technical support. In addition, services and outsourcing can also be provided through our best-of-breed systems integrators.

Customers and Target Markets

        Enterprise customers use Tumbleweed solutions to secure online communications and other business delivery processes originating within their own enterprise. These communications and processes reach customers, business partners, suppliers and employees. Examples of Tumbleweed customers include: American Century Services Corp., American Express Travel Related Services Company, Inc., Amgen Inc., Beckman Coulter, Inc., Best Buy Co., Inc., Broadcom Corp., Diners Club International Ltd., the U.S. Food & Drug Administration, Gap Inc., JP Morgan Chase & Co., Merck & Co., Inc., National Semiconductor Corp., Northern Trust Corp., Phoenix Home Life Insurance Co., Salomon Smith Barney Inc., Siebel Systems, Inc., Skandaniska Enskilda Banken AB, Union Miniere Oxyde (UK) Ltd., Verizon Communications, Wachovia Securities, Inc., and Wells Fargo & Co. Over 100 of the Fortune 500 use various Tumbleweed solutions today.

        Tumbleweed solutions and related services are sold directly to enterprises across a number of vertical industries. Our target markets include: healthcare, banking, brokerage, insurance, pharmaceutical, government, manufacturing, technology and telecommunications. In addition, our solutions are offered through the service providers such as those listed above that offer their customers secure, reliable and trackable communication services for a fee. Tumbleweed's distribution strategy addresses the requirements of small companies and large enterprises alike. The primary geographic markets we are focused on are the United States, Japan, Germany and the United Kingdom. We have a Tumbleweed Channel Alliance program to target small and mid-sized business customers and gain market visibility.

Sales

        We maintain a direct sales force that focuses on signing key enterprise customers as well as further penetrating existing accounts by selling them new applications. Our sales force is comprised of domestic and international sales groups consisting of a total of 80 employees as of December 31, 2001. Offices in the U.S. currently include Redwood City, California; Ann Arbor, Michigan; Brentwood, California; Cedar Park, Texas; Charlotte, North Carolina; Chicago, Illinois; Denver, Colorado; Irvine, California; Irving, Texas; New York, New York; Reston, Virginia; and San Ramon, California. Our offices outside the U.S. currently include Germany, Hong Kong, Japan, the Netherlands, Switzerland, and the United Kingdom. Our sales force includes field sales engineers and inside sales personnel who support the account executives. Field sales engineers assist our account executives with technical presentations, customer requirements analysis and initial solution designs. Our inside sales personnel assist the account executives in managing their customer relationships. Our sales effort is augmented by the sales forces of our channel partners. The sales force also works with Tumbleweed Channel Alliance Partners to sell Tumbleweed products. The typical sales cycle can range from several weeks to six months, but may be significantly longer for large sales.

Marketing

        Our marketing efforts are organized around three primary areas: product marketing, product management and corporate marketing. Product marketing identifies target markets and customer opportunities, then develops the positioning, programs and materials to reach customers and support sales activities.

        Product management translates customer and market requirements into product plans and works with engineering to ensure completion. Product management also trains salespeople on product information. Corporate marketing drives lead generation activities to support Tumbleweed sales, as well as overall market awareness of us and our products through media, analyst and investor relations, events, and speaking engagements. Corporate marketing is also responsible for branding, corporate identity, and the Tumbleweed website. Both product marketing and corporate marketing work closely with direct sales and channel sales partners to focus programs more effectively and guide product research and development.

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

        In addition, our products rely on encryption and authentication technology from third parties to provide the security and authentication necessary to achieve secure transmission of confidential information. Exports of software products utilizing encryption technology are generally restricted by the U.S. and various foreign governments. We have obtained approval to export products using up to 255-bit symmetric encryption and 2048-bit public key encryption, including the products formerly known as IME Server, IME Desktop, IME Receive Applet, IME Remote API using OmniORB with SSL, and MMS Worldwide/255. We are not exporting other hardware, software or technology that is subject to export control under U.S. law. However, the list of countries and products for which exports are restricted and the related regulatory policies could be revised in the future, and we may not be able to obtain required government approvals.

Intellectual Property

        To date, the U.S. Patent and Trademark Office has issued us six U.S. patents—five utility patents and one design patent related to the user interface of our products. We have filed an additional twenty-two utility patent applications that are now pending in the U.S. Patent and Trademark Office. We also have twenty-three patent applications now pending in foreign jurisdictions, including three pending applications filed under the Patent Cooperation Treaty. In addition, we currently have nine registered trademarks worldwide, including the mark Tumbleweed, and are pursuing other key trademarks and service marks in the U.S. and internationally.

        We regard our patents, trademarks and other intellectual property as critical to our success. We rely on patent and trademark law together with confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. Despite these precautions, we may not be successful in protecting our rights. For example, it may be possible for unauthorized third parties to copy particular portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some end-user license provisions protecting against unauthorized use, copying transfer and disclosure of the licensed program may be unenforceable under the laws of some jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights, particularly software based patents, to the same extent as do the laws of the U.S. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competing companies may independently develop similar technology. In particular, we are currently engaged in litigation to enforce our intellectual property rights, which may not be successful and in any event will result in substantial expenditures of resources to pursue.

        The status of U.S. patent protection in the software industry is not well defined and will evolve as the U.S. Patent and Trademark Office grants additional patents and as the Federal Courts further interpret software-based inventions. The status of foreign protection in the software industry is also evolving and not well-defined. Our patent applications may not be issued with the scope of the claims sought by us, if at all. Our products may infringe patents issued to third parties. In addition, because foreign patent applications are not published until 18 months after filing and patent applications in the

U.S. are not publicly disclosed until the patent is issued, U.S. and/or foreign applications may have been filed by third parties that relate to our software products.

        Third parties could claim infringement by us with respect to current or future products or services. We may increasingly be subject to claims of intellectual property infringement as the number of our competitors grows and the functionality of their products and services increasingly overlap with ours. We aggressively seek to enforce our patent and other intellectual property rights, which may further increase the risk of adverse claims. Any of these claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, limit use of our services or require us to enter into royalty or license agreements. A successful claim of product infringement against us could harm our business and prospects.

Competition

        The markets in which we compete are intensely competitive and rapidly changing. We believe there is no single competitor that offers the complete package of secure content management software that Tumbleweed sells. We are aware of competitors that exist for each of our product lines and for combined components of our solution sets.

        Our principal competition for our Tumbleweed Secure Guardian protection solutions are companies that offer various Internet content security, web security, messaging policy management, and enterprise relationship management products. Companies that sell products that compete with some of the features within our products include: Kana Communications, Inc., Clearswift Technologies, Symantec Corp., and Trend Micro Incorporated.

        Our principal competition in the secure document delivery and statement presentment market area comes from other online communication or information security service providers, some of which have services or products that are intended to compete directly with our products or that could be used as alternatives to our products. Examples of some of these providers are Automatic Data Processing, Inc., DST Systems, Inc., New River Systems, and PostX Corporation. Our solutions can be an alternative to traditional mail and courier delivery services such as those offered by Federal Express Corporation, UPS, or the U.S. Postal Service, and to general purpose e-mail applications and services. In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products or through their product development in the area of secure online communication services. These companies include International Business Machines Corporation/Lotus Development Corporation and Microsoft Corporation.

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

Employees

        As of December 31, 2001, we employed 231 people worldwide, including 60 in engineering, 80 in sales, 50 in professional services, 11 in marketing, and 30 combined in corporate management, finance, human resources, information technology, and other administration. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider our relations with our employees to be good.

Item 2—Properties and Facilities.

        We lease approximately 40,000 square feet for our corporate headquarters located in Redwood City, California under a lease with a term of five years commencing June 8, 1999. We also maintain domestic sales offices in Ann Arbor, Michigan; Brentwood, California; Cedar Park, Texas; Charlotte, North Carolina; Chicago, Illinois; Denver, Colorado; Irvine, California; Irving, Texas; New York, New York; Reston, Virginia; and San Ramon, California. Further, we maintain sales offices in various locations overseas, including Germany, Hong Kong, Japan, the Netherlands, Switzerland, and the United Kingdom.

Item 3—Legal Proceedings.

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

        On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc., a company we acquired in 2000, and various additional defendants, including Interface's prior president and chief executive officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision on the pending motions to dismiss to the transferee Court. The United States District Court for the Eastern District of Michigan held a status conference on the cases on October 23, 2001 without resolving either of our pending motions. On March 8, 2002, the Court ordered the parties to appear for a status and scheduling conference on April 4, 2002. On March 26, 2002, we received from plaintiffs' Michigan counsel a draft amended complaint through which plaintiffs propose to (i) consolidate the separate actions into one action; (ii) add certain new plaintiffs; (iii) add Tumbleweed Communications Corp. as a defendant; (iv) drop the claims under the Federal securities laws; and (v) add claims for breach of fiduciary duty and negligent misrepresentation. Plaintiffs have not yet filed a motion to amend the pending complaints, nor has the court authorized such an amendment. In the meantime, the motion to dismiss and the motion to strike, discussed above, remain before the court with respect to the pending complaints.

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

        We have only a limited operating history upon which an evaluation can be based. Accordingly, our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like ours. We incurred net losses of $114.2 million, $69.8 million, and $24.2 million in the years ended December 31, 2001, 2000, and 1999, respectively. As of December 31, 2001, we had incurred cumulative net losses of $249.2 million.

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

        Our services revenue historically has been comprised largely of implementation, customization and consulting fees as well as customer support contracts. Our ability to receive revenue from services is subject to multiple risks, including the risk that we may not be able to meet increasing customer demand because of a lack of adequately trained personnel, and the risk that customers may not timely accept the services provided and delay payment for such services.

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

  •
  the announcement or introduction of new or enhanced products and services in the secure content management, content security, secure online communications, or document delivery markets; and

  •
  acquisitions that we complete or propose.

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

        In addition, the terrorist acts of September 11, 2001 in New York City, Washington D.C. and Pennsylvania, as well as the response, military and otherwise, by the United States, have created an uncertain economic environment and we cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on our customers or business. We believe that, in light of these events, some businesses may curtail spending on information technology, which could also affect our quarterly results or financial condition in the future.

Restructuring of operations and other cost reducing measures we have implemented may not achieve the results we intend and even may harm our business.

        In January 2001, we announced a restructuring of our business, which included a reduction in force and the closure of three international locations. Since that time we have engaged in other ongoing measures to reduce expenses and establish an enterprise that is appropriate for our expected revenue levels. The planning and implementation of this effort has placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the actions undertaken to restructure the business may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in carrying out the restructuring, our expenses could increase more quickly than we expect. If we find that the actions taken to date did not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform additional reductions in our headcount or to undertake additional restructurings of our business.

We may have insufficient cash reserves to see us through to profitability.

        As of December 31, 2001, we had cash and cash equivalents of $43.2 million and incurred cumulative net losses of $249.2 million. Our current cash reserves may be insufficient in the face of either lower than expected revenues or extraordinary or unexpected cash expenses. As a result, we may be required to raise funds through public or private financings, strategic relationships, or other arrangements. Funding, if needed, however, may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs, or take other steps that could harm our business.

A limited number of customers account for a high percentage of our revenue and the failure to maintain or expand these relationships could harm our business.

        The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. Five customers comprised approximately 17%, 20%, and 36% of our revenue in 2001, 2000, and 1999, respectively.

If we do not secure key relationships with enterprise customers, our access to broader markets will be limited.

        Our enterprise customers, which use or intend to use our products to intelligently manage the incoming and outgoing online communications of their enterprises, are a significant source of our revenue. A key aspect of our strategy is to access target markets prior to adoption of alternative solutions by the larger participants in these markets. The failure to secure key relationships with new enterprise customers in targeted markets could limit or effectively preclude our entry into these target markets, which would harm our business and prospects.

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

        To date, we have generated a significant amount of Tumbleweed Secure Messenger revenue from contracts with a limited number of service provider customers, which use or intend to use our products for the communication of third-party documents and data. If these customers do not effectively promote the use of Secure Messenger to their end-users or cease to offer Secure Messenger to their end-users, the adoption of our services and the recognition of associated revenue could be limited. Because our contracts with our service provider customers are non-exclusive, these customers could elect to offer competing secure online communication services to their customers through our existing or future competitors. The service provider customers also may compete with our secure online communication services through their traditional physical delivery channels.

The markets for enhanced online content management services generally, and for our products specifically, are new and may not develop.

        The market for our products and services is new and evolving rapidly. If the market for our products and services fails to develop and grow, or if our products and services do not gain broad market acceptance, our business and prospects will be harmed. In particular, our success will depend upon the adoption and use by current and potential customers and their end-users of secure content management services. Our success will also depend upon acceptance of our technology as the standard for providing these services. The adoption and use of our products and services will involve changes in the manner in which businesses have traditionally exchanged information. In some cases, our customers have little experience with products, services and technology like those offered by us. Our ability to influence usage of our products and services by customers and end-users is limited. For example, the usage of Secure Messenger by the end-users of our service provider customers has been limited to date. We have spent, and intend to continue to spend, considerable resources educating potential customers and their end-users about the value of our products and services. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for our products and services, or our growth rate, if any. Moreover, we cannot predict whether our products and services will achieve any market acceptance. Our ability to achieve our goals also depends upon rapid market acceptance of future enhancements of our products and our ability to identify new markets as they emerge. Any enhancement that is not favorably received by customers and end-users may not be profitable and, furthermore, could damage our reputation or brand name. Any failure to identify and address new market opportunities could harm our business and prospects.

We may not find broad acceptance of the Tumbleweed Secure Guardian suite of products.

        In October of 2001 we re-launched our existing product line under the Tumbleweed Secure Guardian suite of products including Tumbleweed Secure Mail (formerly Tumbleweed MMS) and Tumbleweed Secure Messenger, Tumbleweed Secure Statements (formerly IME and IME Statements) and Tumbleweed Secure Redirect (formerly MMS Secure Redirect). If we do not obtain anticipated acceptance and understanding of these re-branded product offerings, our ability to grow our sales may suffer. In addition, if we do not achieve the anticipated growth of the new marketing or even suffer sales decreases as a result of a misperceptions of our products, we may be forced to expend additional resources in new or different marketing directions.

The markets we address are highly competitive and rapidly changing, and we may not be able to compete successfully.

        We may not be able to compete successfully against current and future competitors, and the multiple competitive pressures we face could harm our business and prospects. The markets in which we compete are intensely competitive and rapidly changing.

        Our principal competition for our Tumbleweed Secure Guardian protection solutions are companies that offer various Internet content security, web security, messaging policy management, and enterprise relationship management products. Companies that sell products that compete with some of the features within our products include Kana Communications, Inc., Clearswift Technologies, Symantec Corp., and Trend Micro Incorporated.

        Our principal competition in the secure document delivery and statement presentment market area comes from other online communication or information security service providers, some of which have services or products that are intended to compete directly with our products or that could be used as alternatives to our products. Examples of some of these providers are Automatic Data Processing, Inc., DST Systems, Inc., New River Systems, and PostX Corporation. Our solutions can be an alternative to traditional mail and courier delivery services such as those offered by Federal Express Corporation, UPS, or the U.S. Postal Service, and to general purpose e-mail applications and services. In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products or through their product development in the area of secure online communication services. These companies include International Business Machines Corporation/Lotus Development Corporation, and Microsoft Corporation.

        The principal competitive factors in our industry include price, product functionality, product integration, platform coverage and ability to scale, worldwide sales infrastructure and global technical support. Some of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. We expect that the market for secure content management software will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market continues to develop, a number of companies with greater resources than ours could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners. Our success will depend on our ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products. Competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. In addition, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

Our recent product releases may not be accepted and our development efforts may be hindered by a variety of factors.

        In October 2001 we released the newest versions of our existing product lines (Secure Mail 5.0 and Secure Messenger 5.0) under the Secure Guardian Framework. These releases may not be scalable, may contain unexpected bugs or problems, may not meet customers' requirements or expectations and may not be accepted as providing added value to our existing customers. In addition, the installation of integrated or complementary software products at customer sites may result in difficulties associated with customer-specific installation processes and may result in new issues arising with respect to our new software releases.

The restructuring of our business has placed a strain on resources.

        We restructured our business in 2001, which has placed, and continues to place, a significant strain on managerial, informational, administrative and operational resources. Our current systems, procedures and controls may not be adequate to achieve the rapid execution necessary to effectively operate within the market for our products and services. We need to continue to enhance and improve our managerial capacity, and improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. Despite our restructuring, we expect that we may need to continue the expansion of our employee base. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer. Finally, we may have operational, customer service and financial systems that are not appropriate for our current estimated size. Moving to more appropriate office systems may also place a strain on our current systems and require financial expenditures to end the commitments on other systems.

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

A failure to protect our intellectual property may significantly harm our business.

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

        To date, we have not received any material claims of infringement upon the proprietary rights of third parties. However, third parties could assert infringement claims against us in the future, and the cost of responding to such assertions, regardless of their validity, could be significant. We may increasingly be subject to claims of intellectual property infringement as the number of our competitors grows and the functionality of their products and services increasingly overlap with ours. We aggressively seek to enforce our patent and other intellectual property rights, which may further increase the risk of adverse claims. Any of these claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, limit use of our services or require us to enter into royalty or license agreements. In addition, such claims may be found to be valid and could result in awards against us, which could harm our business.

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

        We invested significant financial and managerial resources to expand our sales and marketing operations in international markets and have opened sales offices in Germany, Hong Kong, Japan, the Netherlands, Switzerland, and the United Kingdom. For the years ended December 31, 2001, 2000, and 1999 we derived 24%, 32% and 41%, respectively, of our revenue from international operations. However, to date, we have limited experience in international operations and may not be able to compete effectively in international markets. A key component of our long-term strategy is to further expand into international markets, and we must continue to devote substantial resources to our international operations in order to succeed in these markets. In this regard, we may encounter difficulties such as:

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

        Exports of software products utilizing encryption technology are generally restricted by the U.S. and various foreign governments. All cryptographic products require export licenses from certain U.S. government agencies. We have obtained approval to export products using up to 128-bit symmetric encryption and 1024-bit public key encryption, including the products formerly named IME Server, IME Desktop, IME Receive Applet, IME Remote API using OmniORB with SSL, MMS WorldWide/56 and MMS Strong WorldWide/128. We are not exporting other products and services that are subject to export control under U.S. law. However, the list of products and countries for which export approval is required, and the related regulatory policies, could be revised, and we may not be able to obtain necessary approval for the export of future products. The inability to obtain required approvals under these regulations could limit our ability to make international sales. Furthermore, competitors may also seek to obtain approvals to export products that could increase the amount of competition we face. Additionally, countries outside of the U.S. could impose regulatory restrictions impairing our ability to import our products into those countries.

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

        On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision on the pending motions to dismiss to the transferee Court. The United States District Court for the Eastern District of Michigan held a status conference on the cases on October 23, 2001 without resolving either of our pending motions. On March 8, 2002, the court ordered the parties to appear for a status and scheduling conference on April 4, 2002. On March 26, 2002, we received from plaintiffs' Michigan counsel a draft amended complaint through which plaintiffs propose to (i) consolidate the separate actions into one action; (ii) add certain new plaintiffs; (iii) add Tumbleweed Communications Corp. as a defendant; (iv) drop the claims under the Federal securities laws; and (v) add claims for breach of fiduciary duty and negligent misrepresentation. Plaintiffs have not yet filed a motion to amend the pending complaints, nor has the court authorized such an amendment. In the meantime, the motion to dismiss and the motion to strike, discussed above, remain before the court with respect to the pending complaints.

        Although we believe these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending these complaints could harm future operating results.

Internet related and technology stock prices are especially volatile and this volatility may depress our stock price.

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

        We cannot predict if future sales of our common stock, or the availability of our common stock for sale, will depress the market price for our common stock or our ability to raise capital by offering equity securities. Sales of substantial amounts of common stock, or the perception that these sales could occur, may depress prevailing market prices for the common stock

Item 4—Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our stockholders during the fourth quarter of 2001.

Our Executive Officers

        Listed below are our executive officers as of March 29, 2002. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of our Board of Directors, which follows the Annual Meeting of Stockholders, executive officers are appointed by the Board to hold office until their earlier resignation or removal.

NAME	TITLE	AGE
Jeffrey C. Smith	Chairman and Chief Executive Officer	35
Douglas A. Sabella	President and Chief Operating Officer	43
Elizabeth D. Jordan	Senior Vice President—Finance and Chief Financial Officer	38

        Jeffrey C. Smith, Chairman of the Board of Directors and Chief Executive Officer, focusing on strategic planning and partnership development. Before founding Tumbleweed in 1993, Mr. Smith held various senior positions in research and development with the following firms: Frame Technology from 1991 to 1993; Aeon Corp. from 1990 to 1991; Hewlett Packard from 1988 to 1989; and IBM Scientific Research Center in Palo Alto from 1987 to 1988. Mr. Smith served as a lecturer in Software Engineering at Stanford University in 1988 and 1989. Mr. Smith holds a B.S. in Computer Science from Stanford University.

        Douglas A. Sabella, President and Chief Operating Officer, is responsible for worldwide operations, including research and development, sales, professional services, and marketing. Prior to joining Tumbleweed in 2001, Mr. Sabella was the president and chief executive officer of Citadon, previously Bidcom, Inc., from 2000 to 2001. Prior to Bidcom, Mr. Sabella spent 15 years at Lucent Technologies from 1985 to 2000. His most recent position at Lucent was president of Lucent's Communications Applications Group, where he led the messaging, CRM solutions, conferencing and collaboration, and the IP solutions businesses. Mr. Sabella was also COO for Lucent's Octel Messaging division, where he was responsible for the worldwide operations and served as vice president of Lucent's Communications Software business. Prior to Lucent, Mr. Sabella held various senior management positions at AT&T and Paramount Pictures. Mr. Sabella holds a B.B.A. in Business Administration from Hofstra University.

        Elizabeth D. Jordan, Senior Vice President—Finance and Chief Financial Officer, is responsible for finance and administration. Prior to joining Tumbleweed in 2001, Ms. Jordan was Senior Vice President and CFO of Catapulse, Inc., which was sold to Rational Software Corporation in February of 2001, from 2000 to 2001. At Catapulse, Ms. Jordan was responsible for all finance and administration, as well as business plan development. Prior to Catapulse, Ms. Jordan served as Executive Vice President and CFO and other senior finance roles at Sanmina Corporation from 1997 to 2000. Prior to Sanmina, Ms. Jordan held a variety of positions in finance for Network General Corporation from 1992 to 1997. Ms Jordan holds a B.A. in Business Systems from the University of Texas and an M.B.A. in finance from the University of North Texas.

PART II

Item 5—Market for Registrant's Common Equity and Related Stockholder Matters.

        Tumbleweed's common stock is traded on the Nasdaq National Market under the symbol "TMWD." The table below sets forth, during the periods indicated, the closing price per share for Tumbleweed's common stock as reported on the Nasdaq National Market.

	Price Range
	High	Low
Year ended December 31, 2000	$136.00	$14.00
First Quarter	$136.00	$48.00
Second Quarter	$112.00	$28.88
Third Quarter	$70.63	$38.00
Fourth Quarter	$54.00	$14.00
Year ended December 31, 2001	$15.00	$1.17
First Quarter	$15.00	$1.75
Second Quarter	$5.48	$1.17
Third Quarter	$4.48	$3.02
Fourth Quarter	$5.99	$2.05

        As of March 15, 2002, there were approximately 920 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

Dividend Policy

        We have not declared or paid any cash dividends on our common stock during any period for which financial information is provided in this report. We currently intend to retain future earnings, if any, to fund the development and growth of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Offerings of Securities

        On August 11, 1999, we completed an initial public offering of our common stock, $0.001 par value, at a price of $12.00 per share. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-79687). The Registration Statement was declared effective by the Securities and Exchange Commission on August 5, 1999. To date, we have used the proceeds for working capital and other general corporate purposes, and we expect to continue to use the proceeds for such purposes. In addition, we may use a portion of the proceeds to acquire complementary products, technologies or businesses.

        On August 1, 2000, we completed a primary and secondary public offering of 3,000,000 shares of our common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by us and 1,500,000 secondary shares were sold by our stockholders. Tumbleweed did not receive any of the proceeds from shares sold by its stockholders. Net proceeds of $77.9 million were received by us from the offering of primary shares. To date, we have used the proceeds for working capital and other general corporate purposes, and we expect to continue to use the proceeds for such purposes. In addition, we may use a portion of the proceeds to acquire complementary products, technologies or businesses.

Item 6—Selected Financial Data.

Selected Financial Information

        The following selected financial information should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements and management's discussion and analysis of financial condition and results of operations included elsewhere in this report. All necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below.

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue from continuing product lines	$29,048	$37,338	$15,284	$10,575	$4,476
Revenue from discontinued product lines	—	—	1,472	4,888	7,580
Gross profit (1), (2)	16,773	24,221	11,853	11,213	7,946
Operating expenses (3)	129,475	97,061	37,900	23,456	19,897
Operating loss before amortization and impairment of goodwill and intangible assets, restructuring, and merger-related expenses	(44,825)	(48,262)	(26,047)	(12,243)	(11,951)
Operating loss	(112,702)	(72,840)	(26,047)	(12,243)	(11,951)
Net loss	(114,165)	(69,829)	(24,222)	(11,720)	(11,461)
Net loss per share—basic and diluted	$(3.78)	$(2.51)	$(1.65)	$(1.79)	$(1.90)
Shares used in calculating basic and diluted loss per share	30,171	27,829	14,650	6,549	6,023
	December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$43,150	$75,497	$60,544	$4,556	$10,972
Total assets	65,310	178,900	75,683	12,719	24,272
Long-term debt, excluding current installments	9	497	1,017	382	132
Total stockholders' equity	43,095	153,612	61,713	4,437	14,818

(1)
Includes gross profit from product lines we discontinued prior to January 1, 2000.

(2)
Includes stock compensation expense of $317 and $150 for the years ended December 31, 2001, and 2000, respectively

(3)
Includes stock compensation expense of $2,811, $5,821, $3.5 million, $715, and $3,536 for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, respectively.

Selected Quarterly Financial Data (Unaudited)

        All necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2001
Revenue:
Product and IP revenue	$6,274	$4,958	$5,465	$1,694
Service revenue	2,923	3,197	2,214	2,323

Total revenue	9,197	8,155	7,679	4,017
Cost of revenue (1)	2,808	3,013	3,085	3,052

Gross profit	6,389	5,142	4,594	965
Operating expenses:
Research and development (2)	3,481	3,615	4,419	3,704
Sales and marketing (3)	6,650	8,472	10,221	9,291
General and administrative (4)	2,061	2,286	2,013	2,238
Stock compensation	521	618	655	1,334
Amortization of goodwill, intangibles and in-process research and development	1,151	1,485	1,740	7,844
Impairments, merger-related, and restructuring expenses (5)	(3,929)	—	69	59,853

Total operating expenses	9,935	16,476	19,117	84,264

Operating loss	(3,546)	(11,334)	(14,523)	(83,299)
Impairment of investments	(3,434)	—	—	—
Other income	60	439	594	1,031

Total other income (expense), net	(3,374)	439	594	1,031

Loss before taxes	(6,920)	(10,895)	(13,929)	(82,268)
Provision for taxes	96	(4)	35	26

Net loss	(7,016)	(10,891)	(13,964)	(82,294)
Other comprehensive income (loss)—translation loss	(192)	133	(227)	(238)

Comprehensive loss	$(7,208)	$(10,758)	$(14,191)	$(82,532)

Net loss per share—basic and diluted	$(0.23)	$(0.36)	$(0.46)	$(2.76)

Weighted average shares—basic and diluted	30,461	30,296	30,127	29,800

(1)
Exclusive of non-cash compensation expense of $56, $97, $85, and $79 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.

(2)
Exclusive of non-cash compensation expense of $74, $90, $129, and $374 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.

(3)
Exclusive of non-cash compensation expense of $342, $366, $355, and $749 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.

(4)
Exclusive of non-cash compensation expense of $49, $65, $86, and $468 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.

(5)
Exclusive of non-cash compensation expense of $(336) for the quarter ended March 31, 2001.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2000
Revenue:
Product and IP revenue	$5,790	$9,935	$8,342	$5,086
Services revenue	2,414	2,499	1,748	1,524

Total Revenue	8,204	12,434	10,090	6,610
Cost of revenue (1)	3,984	3,559	3,192	2,232

Gross profit	4,220	8,875	6,898	4,378
Operating expenses:
Research & development (2)	4,660	4,205	3,171	2,843
Sales & marketing (3)	12,912	10,777	9,742	7,192
General & administrative (4)	4,708	2,911	2,312	1,640
Stock compensation	1,171	1,864	1,451	1,485
Amortization of goodwill, intangibles and in-process research and development	8,315	5,401	59	—
Impairments, merger-related, and restructuring expenses (5)	—	—	—	10,392

Total operating expenses	31,766	25,158	16,735	23,552
Operating loss	(27,546)	(16,283)	(9,837)	(19,174)
Other income, net	1,250	1,021	459	656

Loss before taxes	(26,296)	(15,262)	(9,378)	(18,518)
Provision for taxes	42	95	150	88

Net loss	(26,338)	(15,357)	(9,528)	(18,606)
Other comprehensive income (loss)—translation loss	212	(42)	(301)	17

Comprehensive loss	$(26,126)	$(15,399)	$(9,829)	$(18,589)

Net loss per shares—basic and diluted	$(0.89)	$(0.55)	$(0.37)	$(0.73)

Weighted average shares—basic and diluted	29,457	27,872	26,068	25,588

(1)
Exclusive of non-cash compensation expense of $(4), $45, $48, and $61 for the quarters ended December 31, September 30, June 30, and March 31, 2000, respectively.

(2)
Exclusive of non-cash compensation expense of $(89), $455, $188, and $274, for the quarters ended December 31, September 30, June 30, and March 31, 2000, respectively.

(3)
Exclusive of non-cash compensation expense of $1,621, $859, $1,098, and $575 for the quarters ended December 31, September 30, June 30, and March 31, 2000, respectively.

(4)
Exclusive of non-cash compensation expense of $(357), $505, $117, and $164 for the quarters ended December 31, September 30, June 30, and March 31, 2000, respectively.

(5)
Exclusive of non-cash compensation expense of $411, for the quarter ended March 31, 2000.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

        We are a leading provider of secure content management solutions for enabling business conducted on the Internet. Tumbleweed Secure Guardian is a leading enterprise-wide policy-based security framework that offers a wide range of solutions to both protect and extend enterprise networks, move business processes online and enable enterprises to communicate safely over the Internet. Tumbleweed solutions empower organizations to safely share and protect critical information, increase customer loyalty and privacy and reduce costs.

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

        Additionally, Tumbleweed Secure Guardian enables a broad spectrum of network extension solutions that help companies leverage the business efficiencies and benefits of the business Internet, including secure communications between trading partners, moving paper-based processes—such as statement presentment—online, and delivery and storage of aggregated enterprise communications into a single, branded secure inbox. Tumbleweed is trusted by 1,000 blue-chip customers including American Century Services Corp., American Express Travel Related Services Company, Inc., Amgen Inc., Beckman Coulter, Inc., Best Buy Co., Inc., Broadcom Corp., Diners Club International Ltd., the U.S. Food & Drug Administration, Gap, Inc., JP Morgan Chase & Co., Merck, National Semiconductor Corp., Northern Trust, Phoenix Home Life Insurance Co., Salomon Smith Barney Inc., Siebel Systems, Inc., Skandaniska Enskilda Banken AB, Union Minere Oxyde (U.K.) Ltd., Verizon Communications, Wachovia Securities, Inc., and Wells Fargo & Co. Over 100 of the Fortune 500 use various Tumbleweed solutions today.

        Revenue, which consists of both product and intellectual property (IP) revenue and services revenue, results from new contracts and backlog. We define backlog as contractual commitments that are not due and payable as of the balance sheet date and deferred revenue. Product and IP revenue consists of license fees and transaction revenue. We typically offer our software products under a perpetual license. Under a perpetual license our customers pay a one-time license fee for the right to use our software. Perpetual license revenue is typically recognized upon software shipment. We enter into patent license agreements whereby licensees gain access to our patented technology for the duration of the patent in exchange for a licensing fee. We recognize revenue from IP upon execution of the patent license agreement and when billable. Transaction revenue is based on actual volume of transactions or contractual minimum volumes, and the related revenue is recognized based on payment schedules or transaction reports from our customers. Services revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation or customization are recognized upon client acceptance or percentage of completion. Support and maintenance fees are paid for ongoing customer support and in some instances for the right to receive future upgrades of our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Revenue from the reseller channel is recognized upon the execution of a distribution agreement and receipt of substantive identification of the end-user customer.

        A portion of our revenue relates to international customers or operations. Most of our international contracts are denominated in foreign currencies. We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations. Therefore, we increasingly may be subject to currency fluctuations, which could harm our operating results in future periods.

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

        On May 15, 2000, we repurchased from Hikari Tsushin 5% of the outstanding stock of Tumbleweed KK, or TKK, for a price of approximately $645,000. As a result of this transaction, we own a controlling interest of the Japanese subsidiary and began accounting for the Japanese subsidiary under the consolidation method effective April 1, 2000. On August 29, 2000, we repurchased an additional 25% of the outstanding shares of the jointly owned Japanese subsidiary, increasing our ownership position to 80%.

        On August 1, 2000, we completed a primary and secondary public offering of 3,000,000 shares of our common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by us and 1,500,000 secondary shares were sold by our stockholders. Tumbleweed did not receive any of the proceeds from shares sold by its stockholders. Net proceeds of $77.9 million from the offering of primary shares have been and will be used for working capital and other general corporate purposes. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses.

        On September 1, 2000, we completed the acquisition of Interface Systems, Inc. (Interface). Interface's Legacy to Internet, or L2i, products and services simplify the process of transforming and using data found in legacy computer systems into electronic content that is easy to distribute and use online. The L2i products adapt legacy print streams and other data types to the Internet and intelligently convert them into formats such as Portable Document Format, HyperText Markup Language or eXtensible Markup Language for use online. The combination of L2i with Tumbleweed IME gives our customers a comprehensive, end-to-end solution for secure electronic statement presentment known as Tumbleweed Secure Statements. We divested the Interface businesses other than L2i.

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

        The purchase price of approximately $77.1 million consisted of an exchange of 1,249,210 shares of our common stock with a fair value of approximately $64.2 million, assumed stock options with a fair value of approximately $7.9 million, cash paid of $2.0 million, and other acquisition related expenses of approximately $2.9 million consisting primarily of payments for financial advisor and other professional fees.

        During the three months ended March 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rates, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment is supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition, which resulted in the net book value of our assets prior to the impairment charge significantly exceeding our market capitalization. As a result of our review, we recorded a $51.0 million impairment charge to reduce goodwill and other intangible assets. The charge was determined based upon our estimated discounted cash flows over the remaining estimated useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows including the discount rate were determined using our estimates as of March 31, 2001. The remaining intangible assets were amortized in full over their remaining useful life in 2001.

        In January 2001, our Board of Directors approved a restructuring program. This restructuring program is intended to align our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved consolidating our facilities in the U.S. and closing and sales offices in Paris, France; Chatsworth, Australia; and Stockholm, Sweden, realigning our professional services organization, and reducing headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were $4.7 million during 2001, which includes charges related to vacating leased facilities domestically and abroad.

Years ended December 31, 2001 and 2000

        Revenue.    Revenue is comprised of product and IP revenue and services revenue. Total revenue decreased to $29.0 million in 2001 from $37.3 million in 2000 due to weaker global macroeconomic conditions in 2001 and the closure of offices in Australia, France, and Sweden associated with our 2001 restructuring.

        Product and IP revenue decreased to $18.4 million in 2001 from $29.2 million in 2000 due to weaker global macroeconomic conditions in 2001, a change in focus to enterprise sales, and the closure of offices in Australia, France, and Sweden associated with our 2001 restructuring. Services revenue increased to $10.7 million in 2001 from $8.2 million in 2000 due to an increase in contract development work by our professional services organization and increases in maintenance fees from our installed customer base.

        Cost of Revenue.    Cost of revenue is comprised of product and IP costs and services costs. Product license cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products and bandwidth costs associated with hosting servers for those customers who use our hosting services. Services costs are comprised primarily of personnel and overhead costs related to customer support and contract development projects. Total cost of revenue decreased to $12.3 million in 2001 from $13.1 million for 2000. The decrease in total cost of revenue was due to a decrease in service costs and a reduction in product costs that were tied to our revenues, as our revenues decreased.

        Research and Development Expenses.    Research and development expenses are comprised of engineering and related costs associated with the development of our applications, quality assurance and testing. Research and development expenses increased to $15.9 million in 2001 from $15.7 million in 2000. The increase in research and development expenses was due to increased engineering costs resulting from the acquisition of Interface in September 2000.

        Sales and Marketing Expenses.    Sales and marketing expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows, lead generation, advertising and other marketing efforts. Sales and marketing expenses decreased to $36.4 million in 2001 from $44.8 million in 2000. The decrease in sales and marketing expenses was primarily due to decreased personnel costs as a result of the 2001 restructuring and other cost savings from our closure of offices in Australia, France, and Sweden.

        General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems and human resources departments as well as professional fees. General and administrative expenses decreased to $9.3 million in 2001 from $12.0 million in 2000. The decrease in general and administrative expenses was due to decreased personnel costs as a result of the 2001 restructuring and lower legal costs as the prior year included expenses resulting from our patent infringement lawsuit against the docSpace Company, Inc.

        Stock Compensation Expense.    Stock compensation expense was recorded in connection with the amortization of deferred stock compensation recorded as a result of grants of stock options to non-employees and employees at exercise prices less than the deemed fair value on the grant date, the vesting acceleration of stock options approved for certain employees, and warrants granted to non-employees in exchange for services performed, net of a credit related to stock options granted to employees who were later terminated. The credit resulted from the reversal of stock compensation expense previously recorded for options cancelled that had not vested. Stock compensation expense is included in our cost of revenues and operating expenses in our statement of operations. This expense is being amortized over the vesting period of the options, which is generally four years. Stock compensation expense decreased to $3.1 million in 2001 from $6.0 million in 2000. The decrease was the result of the termination of certain employees during the 2001 restructuring whose options had not yet vested.

        Amortization of Goodwill and Intangible Assets.    Amortization of goodwill and intangible assets decreased to $12.2 million in 2001 from $13.8 million in 2000. The decrease in expense in 2001 is due to the $51.0 million impairment charge recorded in the first quarter of 2001. The goodwill and other intangible assets resulted from the Interface purchase and, to a lesser extent, our increase in ownership of Tumbleweed KK from 50% to 80% during 2000. Goodwill and intangible assets are amortized over their respective lives, generally one to five years. In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We are required to adopt the provisions of SFAS 142 effective January 1, 2002.

        Impairments, Merger-Related, and Restructuring Expenses.    During the first quarter of 2001, our Board of Directors approved a restructuring program. This restructuring program focuses our efforts on aligning our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved consolidating facilities in the U.S. and closing international sales office locations in Paris, France; Chatsworth, Australia; and Stockholm, Sweden, realigning our professional services organization, and reducing headcount in most areas of our business. The reduction in work force involved approximately 100 employees and total charges incurred as a result of the restructuring were $4.7 million during 2001, which includes charges related to vacating leased facilities domestically and abroad. Merger related and restructuring expenses of $10.8 for 2000 were recorded in connection with the acquisition of Worldtalk, and were primarily comprised of investment banker's fees, legal fees, severance payments and accounting and printer fees.

        During the three months ended March 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rates, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment is supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition, which resulted in the net book value of our assets prior to the impairment charge significantly exceeding our market capitalization. As a result of our review, we recorded a $51.0 million impairment charge to reduce goodwill and other intangible assets. The charge was determined based upon our estimated discounted cash flows over the remaining estimated useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows including the discount rate were determined using our estimates as of March 31, 2001. The remaining intangible assets were amortized in full over their remaining useful life in 2001.

        Impairment of Investments.    During 2000, we made investments in two non-public companies of $977,000 and $3.0 million. The investments are carried at cost as we hold less than 20% of the voting equity and do not have the ability to exercise significant influence, and are included in other assets in the accompanying balance sheet. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary. During 2001 we recorded a $3.4 million expense to recognize an other-than-temporary impairment in the value of these investments.

        Other Income, Net.    Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net decreased to $2.1 million in 2001 from $3.4 million in 2000. The decrease in other income, net, is due to the decline in interest rates and a reduction in our cash balances relative to the year-earlier period when we received proceeds from the issuance of securities in August 2000.

Years Ended December 31, 2000 and 1999

        Revenue.    Total revenue increased to $37.3 million in 2000 from $16.8 million in 1999 due to increased acceptance of our solutions in the marketplace. Product and IP revenue increased to $29.2 million in 2000 from $12.3 million in 1999 due to an increase in the number of licenses sold, additional license fees paid by existing customers, minimum transaction fees from customers due to the growth of our installed base, and an increase in the average sales price of the product line formerly known as MMS during 2000. Services revenue increased to $8.2 million in 2000 from $3.0 million in 1999 due to an increase in contract development work by our professional services organization, and, to a lesser extent, increases in maintenance fees. Total revenue excluding discontinued product lines increased to $37.3 million in 2000 from $15.3 million in 1999. There was no revenue from discontinued product lines in 2000.

        Cost of revenue.    Cost of revenue increased to $13.1 million in 2000 from $4.9 million in 1999. The increase in cost of revenues was primarily attributable to increased service costs driven by increased personnel costs supporting our larger customer base and the acquisition of Interface in

September 1, 2000. Additionally, product and IP costs increased due to increased sales of products containing software licensed from third parties.

        Research and development expenses.    Research and development costs increased to $15.7 million in 2000 from $10.0 million in 1999. The increase was primarily due to increased head count in part from our Interface acquisition, increases in average salaries for development personnel, and increased facilities-related expenses.

        Sales and marketing expenses.    Sales and marketing expenses increased to $44.8 million in 2000 from $21.9 million in 1999. The increase in sales and marketing expenses was primarily due to increased sales staffing and commissions, and expanded marketing programs.

        General and administrative expenses.    General and administrative expenses increased to $12.0 million in 2000 from $6.1 million in 1999. The increase in general and administrative expenses was due in part to an increase in legal fees corresponding to patent infringement lawsuit we brought against The docSpace Company, Inc., as well as increased staffing expenses and professional fees.

        Stock compensation expense.    Stock compensation expense increased to $6.0 million in 2000 from $3.5 million in 1999. The increase in stock compensation expense resulted from the Interface acquisition in December 2000.

        Merger related and restructuring expenses.    Merger related and restructuring expenses, which were recorded in connection with the acquisition of Worldtalk, are primarily comprised of investment banker's fees, legal fees, severance payments and accounting and printer fees. Merger related and restructuring expenses for 2000 were $10.8 million.

        Amortization of goodwill and intangible assets.    Amortization of goodwill and intangible assets was $13.8 million for 2000. The goodwill and other intangible assets resulted from the Interface purchase and, to a lesser extent, our increase in ownership of Tumbleweed KK from 50% to 80% during 2000.

        Other income, net.    Other income, net increased to $3.4 million in 2000 from $2.1 million in 1999. The increase in other income, net, is due to increased cash balances invested in money market accounts. The increase in cash balances available for investment resulted from proceeds from the issuance of equity securities, including common stock issued in our initial public offering completed in August 1999 and our offering completed in August 2000.

Liquidity and Capital Resources

        Since inception, we have financed our operations primarily through the issuance of equity securities. As of December 31, 2001, we had $43.2 million in cash and cash equivalents.

        Net cash used in operating activities for 2001 was $32.1 million. Cash used in operating activities was primarily the result of a net operating loss and decreases in accounts payable and accrued liabilities, offset by certain non-cash charges, a decrease in accounts receivable and an increase in deferred revenue.

        Net cash used in investing activities for 2001 was $166,000. Net cash used in investing activities was the result of capital expenditures primarily for research and development property and equipment, offset by the sale of our building in Ann Arbor, Michigan.

        Net cash provided by financing activities for 2001 was $444,000. Cash provided by financing activities was attributable to net proceeds from the issuance of equity securities under our stock option and employee stock purchase plans offset by repayments of borrowings.

        As of December 31, 2001, our principal commitments consisted of obligations related to outstanding operating and capital leases. Our equipment leases require payment of rental fees to third party leasing providers. In most cases, we have no obligations to purchase the equipment at the end of the lease term. We do not anticipate a substantial increase in capital expenditures in the immediate future. We also do not anticipate an increase in operating lease obligations.

        In June 1999, we entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease is for a term of five years at monthly rent of approximately $96,000. In September 2000, we leased an additional 42,000 square feet in an adjacent building with a term of five years and subleased this space. We terminated this second lease as of December 31, 2001 and made settlement payments on this lease in the first quarter of 2002 as a part of the lease termination agreement.

        In July 1998, we entered into a debt agreement with a bank, which includes a $750,000 equipment loan facility. In June 1999, we obtained a second equipment loan facility in the amount of $1.0 million with the same bank. The first equipment loan in the amount of $750,000 expired in December 2001 and the second equipment loan in the amount of $1.0 million expires in December 2002. Borrowings under both equipment loan facilities bear interest at prime rate plus 0.75%, are due and payable in 36 equal monthly installments and are secured by certain of our assets. As of December 31, 2001, total borrowings under the equipment loan facility was approximately $322,000 in the aggregate and $678,000 remained available under the facilities. The weighted average interest rate for the equipment loans was 8.21%, 10.00%, and 8.45%, for 2001, 2000, and 1999, respectively. The loan has aggregate maturities of approximately $322,000 in 2002.

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

Contractual Obligations and Commercial Commitments

        Future cash payments for contractual obligations and commercial commitments as of December 31, 2001, are as follows (in thousands):

	2002	2003	2004	2005	2006	After 2006	Total
Debt	$335	$—	$—	$—	$—	$—	$335
Capital leases	59	9	—	—	—	—	68
Operating leases	2,829	2,293	1,758	128	—	—	7,008
Lease exit costs	2,335						2,335
Unconditional purchase obligations	539	426	36	—	—	—	1,001

Total	$5,762	$2,728	$1,794	$128	$—	$—	$10,412

Item 7a—Quantitative and Qualitative Disclosures About Market Risk

        We currently do not use financial instruments to hedge operating expenses in Germany, Hong Kong, Japan, the Netherlands, Switzerland, or the United Kingdom denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

        We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

Interest Rate Sensitivity

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of December 31, 2001, none of our cash equivalents were subject to market risk.

Item 7b—Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments in determining the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates, including those related to customer arrangements, bad debts, valuation of assets, and contingencies and litigation. When making estimates, we consider our historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        We believe that the following critical accounting policies represent areas where significant judgments and estimates have been used in the preparation of our consolidated financial statements.

Revenue Recognition

        We derive our revenue from two sources (i) product and intellectual property (IP) revenue, which includes license and transaction fees, and patent license agreement fees, and (ii) services revenue, which includes consulting, support, and maintenance fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We typically offer our software products under a perpetual license. Our hosting arrangements require customers to pay a one-time license fee for the right to use our software. We enter into patent license agreements whereby licensees gain access to our patented technology for the duration of the patent in exchange for a licensing fee. Transaction fees are based on the volume of transactions or contractual minimum volumes. Support and maintenance fees are paid, in general, for ongoing customer support during the term of the maintenance agreement.

        We apply the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements", which generally requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, consulting, training, installation, or post-contract customer support. Fair values are based upon vendor specific objective evidence. If such evidence does not exist for delivered elements, we record revenue using the residual method. If such evidence does not exist for undelivered elements, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered, or revenue is recorded ratably if the only undelivered element is post-contract customer support.

        We recognize revenue from perpetual licenses upon shipment when the following provisions are met: (i) persuasive evidence of an arrangement exists, generally based on an executed contract and non-binding purchase order; (ii) the product has been delivered, generally to a common carrier; (iii) the fee is fixed and determinable, and (iv) collection of the resulting receivable is reasonably assured. We recognize revenue from IP upon execution of the patent license agreement and when billable. Transaction revenue is recognized based on payment schedules or transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

        Consulting fees related to installation or customization is recognized upon client acceptance or percentage of completion. Revenue from support and maintenance is recognized ratably over the period the support is provided.

        We assess collection based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

Valuation of Allowance for Doubtful Accounts

        The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. We must make estimates of the collectability of our accounts receivables. We specifically analyze accounts receivable including review of historical bad debts, customer concentrations, customer credit-

worthiness, current economic trends, aging of the balance, geographic and industry mix, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

Valuation of Privately-Held Investments

        Our determination of impairment related to certain equity investments in privately held companies are based on the latest available valuation of such investment, or, if unavailable, our assumptions related to projected operating results of the privately held company and potential effects of declines in market trends. Future events that adversely change the assumptions we use to determine valuation of investments may require us to record charges for impairment of the carrying value of our investments.

Valuation of long-lived and intangible assets and goodwill

        We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

  •
  Significant underperformance relative to expected historical or projected future operating results;

  •
  Significant changes in the manner or our use of the acquired assets or the strategy for our overall business;

  •
  Significant negative industry or economic trends;

  •
  Significant decline in our stock price for a sustained period; and

  •
  Our market capitalization relative to net book value.

        When we determine that the carrying value of intangibles, long-lived assets and goodwill may not be recoverable upon the existence of one or more of the above indicators of impairment, and such carrying value is less than projected undiscounted cash flows attributed to the asset, we measure any impairment based on the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective on January 1, 2002 and as a result, we will cease to amortize approximately $6.7 million of goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first half of 2002.

        We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed, a material impairment charge will not be recorded.

Item 8—Financial Statements and Supplementary Data.

TUMBLEWEED COMMUNICATIONS CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Tumbleweed Communications Corp.:

        We have audited the accompanying consolidated balance sheets of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                          /s/ KPMG LLP

Mountain View, California
January 24, 2002

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Consolidated Balance Sheets (in thousands, except share and per share data)

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents	$43,150	$75,497
Accounts receivable, net of allowance for doubtful accounts of $1,985 and $1,125 as of December 31, 2001 and 2000, respectively	6,795	11,220
Other current assets	2,022	3,641

Total current assets	51,967	90,358
Property and equipment, net	4,935	13,700
Goodwill and intangible assets, net	6,687	69,616
Other assets	1,721	5,226

Total assets	$65,310	$178,900

Liabilities and Stockholder' Equity
Current liabilities:
Accounts payable	$2,738	$3,872
Current installments of long-term debt	379	587
Accrued liabilities	8,067	16,833
Accrued restructuring	2,335	—
Deferred revenue	6,330	2,412

Total current liabilities	19,849	23,704
Long-term debt, excluding current installments	9	497
Deferred revenue	1,568	145
Other long-term liabilities	433	337

Total liabilities	21,859	24,683

Commitments and contingencies
Minority interest	356	605

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized, 30,545,170 and 29,554,621 shares issued and outstanding as of December 31, 2001 and 2000, respectively	31	30
Additional paid-in capital	294,727	295,183
Deferred compensation expense	(1,834)	(6,461)
Accumulated other comprehensive loss	(585)	(61)
Accumulated deficit	(249,244)	(135,079)

Total stockholders' equity	43,095	153,612

Total liabilities and stockholders' equity	$65,310	$178,900

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Consolidated Statements of Operations (in thousands, except per share data)

	Years ended December 31,
	2001	2000	1999
Revenue:
Product and IP revenue	$18,391	$29,153	$12,266
Services	10,657	8,185	3,018

Revenue from continuing product lines	29,048	37,338	15,284
Discontinued product line	—	—	1,472

Total revenue	29,048	37,338	16,756
Cost of revenues:
Product and IP	1,100	1,220	815
Services (inclusive of non-cash compensation of $317 and $150 in 2001 and 2000, respectively)	11,175	11,897	4,088

Total cost of revenues	12,275	13,117	4,903

Gross profit	16,773	24,221	11,853
Operating expenses:
Research and development (inclusive of non-cash compensation of $667, $828, and $1,049 in 2001, 2000, and 1999, respectively)	15,886	15,707	9,972
Sales and marketing (inclusive of non-cash compensation of $1,812, $4,153, and $1,961 in 2001, 2000, and 1999, respectively)	36,446	44,776	21,878
General and administrative (inclusive of non-cash compensation of $668, $429, and $526 in 2001, 2000, and 1999, respectively)	9,266	12,000	6,050
Amortization of goodwill, intangibles, and in-process research and development	12,220	13,775	—
Merger-related and restructuring expenses (inclusive of non-cash compensation of ($336) and $411 in 2001 and 2000, respectively)	4,674	10,803	—
Impairment of goodwill and intangible assets	50,983	—	—

Total operating expenses	129,475	97,061	37,900

Operating loss	(112,702)	(72,840)	(26,047)
Impairment of investments	(3,434)	—	—
Other income, net	2,124	3,386	2,126

Net loss before provision for taxes	(114,012)	(69,454)	(23,921)
Provision for income taxes	153	375	301

Net loss	(114,165)	(69,829)	(24,222)

Other comprehensive income (loss)—translation adjustment	(524)	(114)	55

Comprehensive loss	$(114,689)	$(69,943)	$(24,167)

Net loss per share—basic and diluted	$(3.78)	$(2.51)	$(1.65)

Weighted average shares—basic and diluted	30,171	27,829	14,650

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended December 31, 2001, 2000 and 1999
(in thousands, except share data)

	Convertible Preferred Stock
							Accumulated Other Comprehensive Income (Loss)
					Additional Paid In Capital	Deferred Compensation Expense		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCES, DECEMBER 31, 1998	6,723.931	$7	6,994,189	$7	$47,001	$(1,548)	$(2)	$(41,028)	$4,437
Issuance of common stock upon exercise of stock options	—	—	877,893	1	1,247	—	—	—	1,248
Issuance of Series B preferred stock in exchange for services	15,000	—	—	—	54	—	—	—	54
Issuance of Series C preferred stock and warrants net of issuance costs of $1,337	5,586,003	5	—	—	18,748	—	—	—	18,753
Issuance of Series C preferred stock in exchange for services	6,500	—	—	—	23	—	—	—	23
Issuance of common stock warrant	—	—	—	—	127	—	—	—	127
Issuance of common stock upon exercise of warrants	—	—	94,610	—	270	—	—	—	270
Purchases under Employee Stock Purchase Plan	—	—	39,000	—	311	—	—	—	311
Foreign currency translation adjustment	—	—	—	—	—	—	55	—	55
Deferred compensation expense on stock option grants	—	—	—	—	7,271	(7,271)	—	—	—
Amortization of deferred compensation expense	—	—	—	—	—	3,536	—	—	3,536
Conversion of preferred stock to common stock	(12,331,434)	(12)	12,331,434	12	—	—	—	—	—
Gain on sale of TKK subsidiary	—	—	—	—	1,491	—	—	—	1,491
Repurchase of common stock	—	—	—	—	(36)	—	—	—	(36)
Issuance of common stock—IPO, net of issuance costs of $4,855	—	—	4,219,592	5	45,769	—	—	—	45,774
Issuance of common stock for equity financing	—	—	867,000	1	9,891	—	—	—	9,892
Net loss	—	—	—	—	—	—	—	(24,222)	(24,222)

BALANCES, DECEMBER 31, 1999	—	—	25,423,718	26	132,167	(5,283)	53	(65,250)	61,713
Issuance of common stock upon exercise of stock options	—	—	1,234,033	1	6,260	—	—	—	6,261
Purchases under Employee Stock Purchase Plan	—	—	111,886	—	1,785	—	—	—	1,785
Issuance of options in exchange for services	—	—	—	—	616	—	—	—	616
Foreign currency translation adjustment	—	—	—	—	—	—	(114)	—	(114)
Deferred compensation expense on stock option grants	—	—	—	—	4,004	(4,004)	—	—	—
Deferred compensation expense on vesting acceleration	—	—	—	—	275	136	—	—	411
Amortization of deferred compensation expense	—	—	—	—	—	4,944	—	—	4,944
Issuance of common stock upon exercise of warrants	—	—	35,774	—	—	—	—	—	—
Issuance of common stock—second offering, net of issuance costs of $6,147	—	—	1,500,000	2	77,851	—	—	—	77,853
Issuance of common stock—Interface acquisition	—	—	1,249,210	1	72,225	(2,254)	—	—	69,972
Net loss	—	—	—	—	—	—	—	(69,829)	(69,829)

BALANCES, DECEMBER 31, 2000	—	$—	29,554,621	$30	$295,183	$(6,461)	$(61)	$(135,079)	$153,612
Issuance of common stock upon exercise of stock options	—	—	788,869	1	659	—	—	—	660
Purchases under Employee Stock Purchase Plan	—	—	201,680	—	384	—	—	—	384
Issuance of options and warrants in exchange for services	—	—	—	—	341	—	—	—	341
Foreign currency translation adjustment	—	—	—	—	—	—	(524)	—	(524)
Deferred compensation expense on vesting acceleration	—	—	—	—	234	163	—	—	397
Amortization of deferred compensation expense	—	—	—	—	—	3,123	—	—	3,123
Credit to deferred compensation related to terminated employees	—	—	—	—	(2,076)	1,341	—	—	(733)
Net loss	—	—	—	—	—	—	—	(114,165)	(114,165)

BALANCES, DECEMBER 31, 2001	—	$—	30,545,170	$31	$294,727	$(1,834)	$(585)	$(249,244)	$43,095

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (in thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(114,165)	$(69,829)	$(24,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,128	5,971	4,000
Depreciation and amortization	16,778	14,214	1,161
Bad debt expense	2,070	2,099	(1,024)
Minority interest	(249)	(33)	—
In-process research and development	—	1,960	—
Impairment of goodwill and intangible assets	50,983	—	—
Impairment of investments	3,434	—	—
Loss on disposal of property and equipment, net	4,368	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,355	(6,503)	(1,202)
Current and other assets	1,421	2,584	(2,000)
Accounts payable and accrued liabilities	(9,900)	8,866	5,103
Accrued restructuring	2,335	—	—
Deferred revenue	5,341	(305)	44

Net cash used in operating activities	(32,101)	(40,976)	(18,140)

Cash flows from investing activities:
Purchases of property and equipment	(3,081)	(8,307)	(3,246)
Proceeds from sales of property and equipment	2,915	—	—
Sales and maturities of short-term investments	—	—	2,166
Acquisitions, net of cash acquired	—	(17,882)	—
Cash transferred to TKK	—	—	(683)
Purchase of investments	—	(3,988)	—
Proceeds from sale of Interface product line	—	1,900	—
Other assets	—	—	(580)

Net cash used in investing activities	(166)	(28,277)	(2,343)

Cash flows from financing activities:
Increase in borrowings	—	—	2,103
Repayments of borrowings	(600)	(1,579)	(1,639)
Proceeds from issuance of common stock, preferred stock and warrants	1,044	85,899	75,988
Repurchase of common stock	—	—	(36)

Net cash provided by financing activities	444	84,320	76,416

Effect of exchange rate fluctuations	(524)	(114)	55
Net (decrease) increase in cash and cash equivalents	(32,347)	14,953	55,988
Cash and cash equivalents, beginning of year	75,497	60,544	4,556

Cash and cash equivalents, end of year	$43,150	$75,497	$60,544

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$116	$132	$97

Cash paid during the year for taxes	$27	$93	$—

Non-cash investing and financing activities:
Issuance of warrants and options for debt issuance costs or equity offering costs	$—	$1,027	$464

Equipment acquired under capital lease agreement	$—	$—	$85

Issuance of debt to acquire insurance contract	$—	$—	$525

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements Years ended December 31, 2001, 2000 and 1999

(1) Organization

        Tumbleweed Communications Corp. ("Tumbleweed" or "we") is a leading provider of secure content management solutions for enabling business conducted on the Internet. Tumbleweed Secure Guardian is a leading enterprise-wide policy-based security framework that offers a wide range of solutions to both protect and extend enterprise networks, move business processes online and enable enterprises to communicate safely over the Internet. Tumbleweed solutions empower organizations to safely share and protect critical information, increase customer loyalty and privacy and reduce costs.

        On August 2, 1999, we were reincorporated in the state of Delaware. The Certificate of Incorporation of the Delaware successor corporation authorizes 100 million shares of common stock and 10 million shares of preferred stock at $0.001 par value per share. The accompanying consolidated financial statements have been retroactively restated to give effect to the reincorporation. We maintain our headquarters in Redwood City, California and have incorporated subsidiaries in Japan, Switzerland, Germany, the United Kingdom, the Netherlands, Sweden, France, Australia and Hong Kong

(2) Summary of Significant Accounting Policies

  Basis of Presentation and Consolidation Policy

        The accompanying consolidated financial statements include the accounts of Tumbleweed, our wholly owned subsidiary, Worldtalk Communications Corp. ("Worldtalk"), our wholly owned subsidiaries in Switzerland, Germany, the United Kingdom, the Netherlands, Sweden, France, Australia and Hong Kong and our majority-owned subsidiary in Japan, Tumbleweed Communications KK ("TKK"). The results of operations for TKK have been included in Tumbleweed's consolidated statements of operations except for the period from September 1, 1999 to March 31, 2000, when it was an investment accounted for under the equity method. The results of operations for our wholly owned subsidiary, Interface Systems, Inc. ("Interface") have been included commencing September 1, 2000, the effective date of its acquisition.

        All significant intercompany accounts and transactions have been eliminated in consolidation.

  Cash and Cash Equivalents

        We consider all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

  Property and Equipment

        Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, generally 2 to 5 years for computers, software, furniture, and equipment; 33 years for buildings and improvements; and the shorter of the estimated useful life of the asset or the remaining lease term for leasehold improvements. Equipment under capital lease is amortized over the shorter of the estimated useful life of the asset or the lease term. During 2001, we revised the estimated useful lives of certain assets based on changes in the planned usage of those assets.

  Other Investments

        During 2000, we made investments in two non-publicly traded companies of $977,000 and $3.0 million. The investments are carried at cost as we hold less than 20% of the voting equity and do not have the ability to exercise significant influence, and are included in other assets in the accompanying balance sheet. We monitor these investments for impairment and make appropriate reductions in carrying values when necessary. During 2001 we recorded a $3.4 million expense to recognize an other-than-temporary impairment in the value of these investments. One of the investee companies provided services to us in the amount of approximately $633,000 and $542,000 for 2001 and 2000, respectively.

  Goodwill and Intangible Assets

        Goodwill and intangible assets relating to purchase business combinations are recorded at cost less accumulated amortization. Up until December 31, 2001 goodwill and intangible assets relating to purchase business combinations were amortized on a straight-line basis over their estimated useful lives ranging from one to five years. In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We are required to adopt the provisions of SFAS 142 effective January 1, 2002.

  Capitalized Software

        Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for our software development have not been material.

  Concentrations of Credit Risk

        Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Our cash equivalents generally consist of money market funds with qualified financial institutions. To reduce credit risk with accounts receivable, we perform ongoing evaluations of our customers' financial conditions and maintain allowances for credit losses, when necessary.

  Revenue Recognition

        We recognize revenue in accordance with American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition and SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, which generally requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, consulting, training, installation, or post-contract customer support. Fair values are based upon vendor specific objective evidence. If such evidence does not exist for delivered elements, we record revenue using the residual method. If such evidence does not exist for undelivered elements, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered, or revenue is recorded ratably if the only undelivered element is post-contract customer support. Revenues from software agreements are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable.

        Our customer contracts are generally multiple-element arrangements; that is, they involve us providing a combination of products and services to a customer. Revenue is allocated to the various elements based on the relative fair values of the elements. Revenue allocated to the various elements is recognized when the basic revenue recognition criteria are met for that element or group of elements.

        License and intellectual property (IP) revenue consists of initial license fees and the sale of distribution rights. License revenue typically is recognized upon shipment of the software. IP revenue from patent license agreements whereby licensees gain access to our patented technology over the duration of certain patents in exchange for a one-time upfront licensing fee is recognized upon execution of the patent license agreement and when billable. Revenue from the sale of distribution rights is recognized upon the execution of a distribution agreement. Service fee revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation are recognized upon acceptance of the installation while all other consulting fees are recognized based on percentage of completion. Support and maintenance fees are paid for ongoing customer support as well as for the right to receive future upgrades to our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Transaction fees are based on the volume of transactions by our customers, and the related revenue is recognized based on payment schedules and transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

        We provide limited warranty rights to its customers, which are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") 5, Accounting for Contingencies. Estimated warranty obligations are provided by charges to operations in the period in which the related revenue is recognized. To date, the estimated warranty obligations have not been considered significant.

  Advertising

        We expense advertising costs as incurred. Total advertising expense was $527,000, $450,000, and $399,000 for 2001, 2000, and 1999, respectively.

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

  Stock-Based Compensation

        We account for our stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded for fixed plan stock options on the date of grant when the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board ("FASB") Interpretation 28. Options granted to consultants and other non-employees are considered compensatory and are accounted for at fair value pursuant to SFAS 123, Accounting for Stock-Based Compensation. We disclose the pro forma effects of using the fair value method of accounting for all stock-based compensation arrangements in accordance with SFAS 123.

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

	Years Ended December 31,
	2001	2000	1999
Shares issuable under stock options	8,898	7,243	4,475
Shares of restricted stock subject to repurchase	14	—	—
Shares issuable pursuant to warrants or rights to purchase common stock	552	484	540

	9,464	7,727	5,015

  Other Comprehensive Income (Loss)

        Our other comprehensive income (loss) consists entirely of cumulative translation adjustments resulting from the application of our foreign currency translation policy. The tax effects of translation adjustments were not significant.

  Fair Value of Financial Instruments

        The fair value of our cash, cash equivalents, accounts receivable, accounts payable and equipment loan facilities approximate their carrying values due to the short maturity or variable-rate structure of those instruments.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Specifically, there are significant judgments related to our allowance for doubtful accounts, the valuation of long-term assets, and revenue recognition. Actual results could differ from those estimates.

  Foreign Currency Translation

        The functional currency for each foreign subsidiary is its respective local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders' equity. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in the results of operations. At December 31, 2001, and 2000 no foreign currency translation exposures were hedged.

  Impairment of Long-Lived Assets

        We review our long-lived assets, including goodwill and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, generally using discounted net cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

  Reclassification

        Certain reclassifications, none of which affected net income, have been made to prior year amounts to conform to the current year presentation.

  Recent Accounting Pronouncements

        In July 2001, the FASB issued SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

        We have adopted the provisions of SFAS 141 and will adopt SFAS 142 effective January 1, 2002. In connection with SFAS 142's transitional goodwill impairment evaluation, the Statement will require us to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

        As of the date of adoption, we have unamortized goodwill in the amount of $6.7 million which will be subject to the transition provisions of SFAS 141 and 142. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on our financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We are required to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

        On October 3, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, it retains many of the fundamental provisions of that SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion 30 for the disposal of a segment of a business. By broadening the presentation of discontinued operations to include more disposal transactions, SFAS 144 enhances companies' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. SFAS 144 is effective for the quarter ending March 31, 2002. We do not expect the adoption of SFAS 144 to have a material impact on our financial position or results of operations.

(3)  Business Combinations

  Worldtalk Communications Corporation

        On January 31, 2000, we completed our acquisition of Worldtalk. Under the terms of the merger agreement, each Worldtalk share of common stock has been converted into 0.26 of a share of ourny's common stock. A total of 3,798,398 shares of our common stock was exchanged for 14,609,374 shares of Worldtalk common stock. The business combination was accounted for as a pooling of interests and, accordingly, the our historical financial statements have been restated to include the accounts and results of operations of Worldtalk.

  Interface Systems, Inc.

        On September 1, 2000, we acquired Interface, which developed and sold software-based tools and solutions to integrate legacy systems with Internet technology, distribute mainframe documents, and provide host connectivity. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since September 1, 2000, Interface's results of operations have been included in our Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including a cost approach for the assembled workforce, and an income approach for the core technology.

        The purchase price of $77.1 million consisted of an exchange of 1,249,210 shares of our common stock with a fair value of $64.2 million, assumed stock options with a fair value of $7.9 million, cash paid of $2.0 million, and other acquisition related expenses of $2.9 million consisting primarily of payments for investment banker's fees, legal fees, accounting fees, and printer fees.

        The following is a summary of the allocation of the purchase price in the acquisition of Interface (in thousands):

Property and equipment	$4,263
Net current assets	971
Deferred compensation	2,254
Identifiable intangible assets	4,325
Assembled workforce	1,961
In-process research and development	1,960
Goodwill	61,391

Total	$77,125

  Pro Forma Results (Unaudited)

        The results of operations previously reported by the separate enterprises, Tumbleweed and Worldtalk, and the combined amounts presented in the accompanying consolidated financial statements are summarized as follows (in thousands):

1999
Revenues
Tumbleweed	$5,777
Worldtalk	10,979

Total	$16,756

Net Loss
Tumbleweed	$(16,416)
Worldtalk	(7,806)

Total	$(24,222)

        The following unaudited pro forma summary presents our consolidated results of operations for the years ended December 31, 2000 and 1999 as if the Interface acquisition had been consummated at the beginning of each period. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of goodwill and other intangible assets, amortization of deferred compensation and the elimination of the charge for acquired in process research and development.

        Pro forma results for the years ended December 31, 2000 and 1999 are as follows (in thousands, except per share amounts):

	2000	1999
Revenues	$44,267	$20,108
Net loss	(64,069)	(54,899)
Net loss per share—basic and diluted	$(2.07)	$(3.45)

        The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place at the beginning of the periods presented.

(4) Financial Statement Components

        A summary of cash and cash equivalents as of December 31, 2001 and 2000 follows (in thousands):

	2001	2000
Cash	$1,596	$13,731
Money market mutual funds	41,554	61,766

Cash and cash equivalents	43,150	75,497
Less restricted cash equivalents	(2,083)	(1,929)

Unrestricted cash and cash equivalents	$41,067	$73,568

        Restricted cash consists of lease deposits related to one of the Company's facilities in Redwood City, California.

        A summary of property and equipment as of December 31, 2001 and 2000 follows (in thousands):

	2001	2000
Office furniture	$2,150	$3,307
Computers and equipment	9,151	11,375
Land and buildings	—	3,436
Leasehold improvements	1,200	2,405

	12,501	20,523
Less accumulated depreciation	(7,566)	(6,823)

	$4,935	$13,700

        A summary of goodwill and other intangible assets as of December 31, 2001 and 2000 follows (in thousands):

	2001	2000
Goodwill	$13,459	$74,850
Developed and core technology	—	4,325
Acquired workforce	—	2,023
Capitalized organizational and software development costs	—	231

	$13,459	81,429
Less accumulated amortization	(6,772)	(11,813)

	$6,687	$69,616

        A summary of accrued liabilities as of December 31, 2001 and 2000 follows (in thousands):

	2001	2000
Accrued compensation	$3,965	$7,694
Professional fees	930	3,128
Accrued sales and foreign taxes	1,594	1,705
Accrued royalties	164	2,106
Other	1,414	2,200

	$8,067	$16,833

        Other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2001	2000	1999
Interest income	$1,959	$3,512	$1,761
Interest expense	(117)	(160)	(200)
Other, net	282	34	565

	$2,124	$3,386	$2,126

Allowance for doubtful accounts

        Our allowance for doubtful accounts was $1,985 and $1,125 as of December 31, 2001 and 2000, respectively. During 2001 we recorded bad debt expense of $2,070 and recognized write-offs net of recoveries of $1,210.

(5) Restructuring

        In January 2001, our Board of Directors approved a restructuring program. The restructuring program is intended to align our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved consolidating our facilities in the United States and closing international sales office locations in Paris, France; Chatsworth, Australia; and Stockholm, Sweden. The restructuring program also realigned the professional services organization and reduced headcount in most areas of our business.

        Restructuring and related charges expensed during 2001 was comprised of the following:

	Used	Remaining	Expense
Employee separation	$2,642	—	$2,642
Facilities charges, asset impairment, and other	33	2,335	2,368
Stock compensation credit, net	(336)	—	(336)

Total restructuring charges	$2,339	$2,335	$4,674

        Employee separation for approximately 100 employees includes severance pay and medical and other benefits. The $2.3 million of the remaining restructuring accrual represents lease settlement payments on facilities no longer required primarily due to the reduction in headcount which will be paid in the first quarter of 2002. The charges were partially offset by a non-cash credit related to previously recorded stock-based compensation on unvested options held by terminated employees.

(6) Goodwill Impairment

        During the three months ended March 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rate, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment is supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition. As a result of the assessment, we recorded a $51.0 million impairment charge to reduce goodwill and other intangible assets to their estimated fair value. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of March 31, 2001. The remaining intangible assets were amortized in full over their remaining useful life during 2001. The impairment consists of the following charge:

Goodwill	$49,210
Developed and core technology	1,127
Acquired workforce	646

Total impairment	$50,983

(7) Related Party Transactions

  Hikari Tsushin

        In February 1999 we issued 3,914,989 shares of Series C preferred stock at a price of $3.58 to Hikari Tsushin ("Hikari"), a Japanese company, resulting in gross proceeds to us of approximately $14.0 million. In August 1999, in connection with the initial public offering, Hikari purchased 400,000 shares of common stock at $12.00 per share, resulting in gross proceeds to us of approximately $4.8 million. Hikari owned none of our outstanding common stock as of December 31, 2001 and 2000, respectively.

        On March 31, 1999, Tumbleweed KK ("TKK"), a wholly-owned Japanese subsidiary of Tumbleweed until August 31, 1999 when it became an equity investee, entered into a one-year License and Distribution Agreement with Hikari. A summary of the terms of this agreement is as follows:

  •
  TKK granted Hikari a perpetual license to use the our product in consideration of a one-time, non-refundable fee of ¥30,000,000 (which approximated $251,000 as of March 31, 1999).

  •
  Hikari was granted distribution rights to sell our products to third parties in consideration of a one-time, non-refundable fee of ¥20,000,000 (which approximated $167,000 as of March 31, 1999).

  •
  Beginning on April 1, 1999, Hikari began making quarterly, non-refundable prepaid transaction fees of ¥23,625,000 (which approximated $231,000 as of December 31, 1999). The quarterly transaction fees were based on quarterly minimum volume commitments, and were recognized as revenue in the quarter that the amounts were due and payable. We recognized $232,000, $310,000 and $331,000 in transaction fees from Hikari during 2001, 2000, and 1999, respectively. The transaction fee agreement with Hikari expired on May 31, 2001.

        On July 1, 1999, we entered into a Technology License Agreement with TKK. A summary of the terms of this agreement is as follows:

  •
  We granted TKK a five year, non-exclusive license to use Tumbleweed products in connection with the marketing and sub-licensing of Tumbleweed products in Japan.

  •
  Beginning on July 1, 1999, and as consideration for the license grant, TKK is obligated to pay us a royalty based on license and transaction fees revenue achieved by TKK. The royalty rate begins at 60% of TKK's net license revenue in 1999, declining to 55% in 2000 and 50% in 2001 and thereafter. Our management believes that these terms approximate arms-length rates for such sublicensing activities.

  •
  During the term of the agreement, we will provide maintenance and support services to TKK. We receive an annual fee of $100,000 for the services.

        On August 31, 1999, TKK sold 200 shares of its common stock, representing a 50% ownership interest in TKK, to Hikari for ¥350,000,000 (which approximated $3.2 million as of August 31, 1999). Following Hikari's investment, Hikari and Tumbleweed had equal board representation in TKK. As a result of the equity transaction and the change in board constituency, we no longer believed we had control of TKK. Consequently, beginning September 1, 1999we began accounting for our investment in TKK on the equity method of accounting rather than the consolidation method. Because TKK sold shares to Hikari, our share of the book value of TKK's net assets exceeded the carrying amount of the investment by $1.49 million. As a result we recorded $1.49 million in additional paid-in capital in 1999.

        On May 15, 2000, we repurchased 5% of the outstanding shares of TKK's common stock from Hikari for ¥70,000,000 (which approximated $645,000 as of May 15, 2000), increasing our ownership interest in TKK to 55% and resumed consolidating the Japanese subsidiary effective April 1, 2000. On August 29, 2000, we repurchased an additional 25% of the outstanding shares of the jointly owned Japanese subsidiary for approximately $13.8 million, increasing our ownership position to 80%. We recorded approximately $13.5 million of goodwill as a result of these transactions.

        Prior to selling a 50% ownership interest in TKK on August 31, 1999, we recorded consolidated revenues from third-party customers of TKK of $914,000 in 1999. Hikari has historically been a significant customer of TKK, representing approximately 84% of TKK's third party revenues recorded during the aforementioned period. Subsequent to the divestiture on August 31, 1999, we recorded $300,000 in royalties received from TKK based on license revenue TKK earned from Hikari and an additional $17,000 in service revenue resulting from support and maintenance we provided directly to Hikari.

        During the three months ended March 31, 2000, we recorded revenues from TKK of approximately $367,000. We recorded revenues from Hikari of $232,000, $514,000, and $787,000 in 2001, 2000, and 1999, respectively.

  Other related party transactions

        In July 1999, in exchange for marketing and publicity services, we issued a warrant to a customer to acquire 100,000 shares of our common stock. The warrant is exercisable immediately in three tranches: 50,000 shares at an exercise price of $20 per share; 25,000 shares at an exercise price of $30 per share; and 25,000 shares at an exercise price of $40 per share (see Note 10). In June 1999, we entered into a license agreement and a consulting agreement with this customer and recorded revenues of approximately $408,000 and $567,000 in 2001and 2000, respectively, and deferred revenues of approximately $156,000 and $147,000 as of December 31, 2001 and 2000, respectively. The total amount due from this customer was approximately $373,000 and $0 and total amount due from us to this customer was approximately $0 and $175,000 as of December 31, 2001 and 2000, respectively.

(8) Debt

        Debt at December 31, 2001 and 2000 consisted of the following:

	December 31,
	2001	2000
Equipment loan facilities	$322	$871
Capital leases	66	213

Total debt	388	1,084
Less current portion	379	587

Total long-term portion	$9	$497

        In July 1998, we entered into a debt agreement with a bank, which includes a $750,000 equipment loan facility. In June 1999, we obtained a second equipment loan facility in the amount of $1.0 million with the same bank. The first equipment loan in the amount of $750,000 expired in December 2001 and the second equipment loan in the amount of $1.0 million expires in December 2002. Borrowings under both equipment loan facilities bear interest at prime rate plus 0.75%, are due and payable in 36 equal monthly installments and are secured by certain of our assets. As of December 31, 2001, total borrowings under the equipment loan facility was $322,000 in the aggregate and $678,000 remained available under the facilities. The weighted average interest rate for the equipment loans was 8.21%, 10.00%, and 8.45%, and for 2001, 2000, and 1999, respectively. At December 31, 2002 the loan has aggregate maturities of $322,000 due in 2002.

(9) Income Taxes

        The differences between the amount of income tax expense recorded and the amount of income tax benefit calculated using the U.S. federal statutory rate of 34% for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

	2001	2000	1999
Statutory federal income tax benefit	$(38,764)	$(23,615)	$(8,133)
State income tax	12	10	—
Foreign income tax expense	141	366	301
Nondeductible stock compensation expense	—	—	1,188
Net operating loss, not utilized	18,161	19,657	6,945
Goodwill amortization and other permanent differences	20,603	3,959	—

Income tax expense	$153	$375	$301

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities as of December 31, 2001 and 2000, are presented below (in thousands):

	2001	2000
Net operating loss carryforwards	$66,947	$50,528
Property and equipment	—	232
Deferred stock compensation	2,631	2,287
Deferred research and development costs	802	—
Tax credit carryforwards	4,735	3,784
Reserves and accruals not currently deductible	2,410	3,880
Restructuring	2,064	—

Total deferred tax assets	79,589	60,711
Less: valuation allowance	78,171	59,028

Net deferred tax assets	1,418	1,683
Property and equipment	(1,418)	—
Purchase accounting adjustment	—	(1,683)

Net deferred tax liabilities	$—	$—

        We believe that sufficient uncertainty exists with respect to future realization of these deferred tax assets and therefore, have established a valuation allowance against our net deferred tax assets.

        As of December 31, 2001, we have federal and state net operating loss carryforwards of approximately $183 million and $48 million, respectively. The federal net operating loss carryforwards expire in 2007 through 2021 and the state net operating loss carryforwards expire in 2001 through 2011.

        Gross deferred tax assets as of December 31, 2001 include approximately $14.9 million relating to the exercise of stock options, which is subject to a valuation allowance of approximately $78.1 million. Upon reversal of this valuation allowance, the tax benefit thus realized will be credited to stockholders' equity.

        As of December 31, 2001, we have federal and California research and development tax credit of approximately $3.1 million and $2.3 million, respectively. We also have a California Manufacturing Credit carryforward of $101,000. The research and development tax credit for federal income tax purposes will expire in 2006 through 2021. The California credits carryforward indefinitely.

        Our future ability to utilize the net operating loss and tax credit carryforwards may be subject to certain limitations in the event of ownership changes as defined in Section 382 of the Internal Revenue Code.

(10) Stockholders' Equity

        In August 1999, we sold 4,219,592 shares of our common stock (of which 219,592 shares were sold pursuant to the Underwriters' over-allotment option) through our initial public offering (IPO). Net proceeds from the offering were approximately $45.8 million after deducting the underwriting discount and other offering expenses. At the time of the IPO, all of our outstanding preferred stock automatically converted into 12,331,434 shares of common stock.

        In August 2000, we completed a primary and secondary public offering of 3,000,000 shares of our common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by Tumbleweed and 1,500,000 secondary shares were sold by stockholders of Tumbleweed. We did not receive any of the proceeds from shares sold by our stockholders. Net proceeds of approximately $77.9 million were received from the offering of primary shares.

  1993 Stock Option Plan

        On September 30, 1993, we adopted the 1993 Stock Option Plan ("the Plan"). In 1999, our Board of Directors approved an amendment to the plan to increase the number of shares authorized for issuance by 650,000 shares to a total of 3,768,500 authorized shares. In August 1999, we ceased granting further options under the Plan.

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

  1999 Omnibus Stock Incentive Plan

        The 1999 Omnibus Stock Incentive Plan ("the Incentive Plan") was approved by stockholders on August 3, 1999, for the benefit of our officers, directors, key employees, advisors and consultants. An aggregate of 5,831,500 shares of common stock is reserved for issuance under the Incentive Plan, which provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock, and performance shares.

  1999 Employee Stock Purchase Plan

        The 1999 Employee Stock Purchase Plan ("the Purchase Plan") was approved by stockholders on August 3, 1999, which allows eligible employees to purchase common stock at a discount from fair market value. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan for each fiscal year occurring during the term of the Purchase Plan, which will terminate in 2009.

  2000 NSO Incentive Stock Plan

        The 2000 NSO Incentive Stock Plan ("the NSO Incentive Plan") was adopted by our Board of Directors on July 10, 2000. The NSO Incentive Plan qualifies as a "broadly based" plan and is for the benefit of our officers, directors, employees, advisors, and consultants. It provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares or any combination of such. The options granted under the NSO Incentive Plan are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986. An aggregate of 4,181,500 shares of common stock are reserved for issuance under the NSO Incentive Plan, which will terminate on July 10, 2010.

        Under the terms of the NSO Incentive Plan, the exercise price for stock options is determined by the Board of Directors, Compensation Committee, or Administrator ("Administrator"), generally 100% of the fair market value on the date of grant. The option term is determined by the Administrator, generally no longer than 10 years. Vesting periods are determined by the Administrator and generally provide for 25% of the options to vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months.

  Interface Stock Option Plans

        On September 1, 2000, we assumed the Interface 1992 Stock Option Plan ("1992 Plan") and 1993 Stock Option Plan for Non-Employee Directors ("Directors Plan"). The 1992 Plan provided for the grant of both incentive stock options and non-qualified options to officers and key employees at not less than market price on the date of grant as determined by the Board of Directors. Under the 1992 Plan, options generally vest at the rate of 33% per year after one year from the date of grant and have a term of ten years. The Directors Plan provided for the grant to non-employee directors of non-qualified options at market price on the date of grant. The Directors Plan provides for discretionary grants with vesting determined at the time of grant with a term of ten years. A total of 236,000 shares of our common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Interface. We registered an additional 304,023 shares for issuance from the 1992 Plan, which will be used to grant options to Interface employees at the time of the merger and who remain employed by Tumbleweed. The Directors Plan was terminated upon its assumption by Tumbleweed, and no further options will be granted under it.

        A summary of all stock option activity follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 1998	4,282,773	3,115,670	$3.45
Authorized	5,031,500	—	—
Granted	(2,887,186)	2,887,186	13.32
Exercised	—	(877,893)	1.42
Canceled	650,376	(650,376)	9.15

Balances, December 31, 1999	7,077,463	4,474,587	9.39
Authorized	1,721,235	—	—
Granted	(5,469,939)	5,469,939	35.48
Exercised	—	(1,234,033)	5.07
Canceled	1,467,530	(1,467,530)	32.79
Expired	(4,169,694)	—	—

Balances, December 31, 2000	626,595	7,242,963	25.01
Authorized	4,450,000	—	—
Granted	(6,895,088)	6,895,088	2.19
Exercised	—	(788,869)	0.84
Canceled	4,451,450	(4,451,450)	22.61
Expired	(67,317)	—	—

Balances, December 31, 2001	2,565,640	8,897,732	$10.94

        The following table summarizes information about stock options outstanding as of December 31, 2001:

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.50	212,914	$0.50	6.4	176,450	$0.50
0.77—2.72	2,182,454	1.69	9.0	564,867	1.51
3.03—6.75	3,798,543	3.36	9.3	265,962	3.23
6.81—17.11	467,432	12.80	7.2	317,261	12.68
17.13—25.00	840,847	19.78	8.6	318,114	20.31
25.38—45.25	1,155,441	34.23	8.4	546,133	34.68
47.94—71.50	107,101	54.83	8.5	56,333	55.88
76.38—85.13	83,000	82.86	8.2	37,310	82.81
118.44	50,000	118.44	8.2	47,468	118.44

$0.50—118.44	8,897,732	$10.94	8.8	2,329,898	$18.60

Stock-Based Compensation

        We use the intrinsic value method prescribed by APB No. 25 in accounting for our stock-based compensation arrangements for employees. Compensation cost has been recognized for fixed stock option issuances in the accompanying consolidated financial statements because the fair value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. We have recorded deferred compensation expense of approximately $0, $4.0 million and $7.3 million, for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options granted in the years ended December 31, 2001, 2000, and 1999, respectively. These amounts are being amortized on an accelerated basis over the vesting period, generally four years, consistent with the method described in FASB Interpretation No. 28. Amortization of deferred compensation of approximately $3.1 million, $4.9 million, and $3.5 million was recognized in the years ended December 31, 2001, 2000, and 1999, respectively. Had compensation cost for the Company's stock-based compensation plan been determined consistent with the fair value approach set forth in SFAS No. 123, the Company's net losses for the years ended December 31, 2001, 2000, and 1999, would have been as follows (in thousands, except per share amounts):

	2001	2000	1999
Net loss as reported	$(114,165)	$(69,829)	$(24,222)
Net loss pro forma	$(123,658)	$(84,600)	$(23,738)

Basic and diluted net loss per share as reported	$(3.78)	$(2.51)	$(1.65)

Basic and diluted net loss per share pro forma	$(4.10)	$(3.04)	$(1.62)

        For purposes of computing pro forma net income, the fair value of each option grant and stock purchases under the Purchase Plan is estimated on the date of grant using a Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Years Ended December 31,
	2001	2000	1999
Stock options:
Expected life of options granted before IPO	—	—	2.0 years
Expected life of options granted after IPO	3.0 years	3.0 years	1.0 year
Volatility	100%	100%	78%
Risk-free interest rate	4.55%	6.17%	5.42%
Dividend yield	0%	0%	0%
Purchase plan options:
Expected life	0.5 year	0.5 year	1.0 year
Volatility	100%	100%	78%
Risk-free interest rate	3.55%	6.39%	5.42%
Dividend yield	0%	0%	0%

  Warrants

        In connection with the November 1998 Bridge Loan Facility, we issued a warrant to acquire 20,973 shares of Series C preferred stock at an exercise price of $3.58. In December 1999, an option for a cashless exercise was completed resulting in the issuance of 19,107 shares of our common stock and eliminating the outstanding warrant balance.

        In connection with the February 1999 Series C financing, our financial advisor earned the right to receive a warrant to acquire 58,725 shares of Series C convertible preferred stock at an exercise price of $3.58. The value of the warrant was included as an issuance cost of the Series C financing. The warrant was exercised at the time of the IPO in August 1999.

        In connection with the May 1999 Series C financing, we issued a warrant to acquire 16,778 shares of Series C convertible preferred stock at an exercise price of $3.58. The value of the warrant was included as an issuance cost of the Series C financing. The warrant was exercised at the time of the IPO in August 1999.

        In July 1999, in exchange for marketing and publicity assistance from a customer we issued a warrant to acquire 100,000 shares of our common stock. The warrant is exercisable immediately in three tranches: 50,000 shares at an exercise price of $20 per share; 25,000 shares at an exercise price of $30 per share; and 25,000 shares at an exercise price of $40 per share. Using the Black-Scholes option pricing model, the total fair value of the warrant was estimated to be $127,000, based on the following assumptions: no dividends; contractual term of three years; risk-free interest rate of 4.8%; and expected volatility of 60%. The fair value of the warrant was charged to sales and marketing expense in the third quarter of 1999. In June 1999, the Company entered into a license agreement and a consulting agreement with the customer for approximately $355,000 in aggregate. The first tranch of 50,000 shares for $20 per share was exercised on a net issuance basis in July 2000.

        In conjunction with various financing arrangements and employment recruitment services provided to the Company in 1994, 1995, 1998, 1999, and 2001, we issued warrants to purchase an aggregate of approximately 583,113 shares of common stock at prices ranging from $2.53 per share to $69.62 per share and expiration dates ranging from July 2002 to July 2006. In addition to those warrants, we also issued two shares of Series B redeemable preferred stock now exercisable for common stock in lieu of the preferred stock at $8.62 per share. In July 2000, 6,500 shares at $23.08 were exercised on a net issuance basis.

        As of December 31, 2001 and 2000, 551,613 and 483,915 warrants to purchase common stock remain outstanding, respectively. Of the warrants that remain outstanding at December 31, 2001, 25,000 expire in July 2002, 585 expire in July 2003, 4,633 expire in August 2004, 11,858 expire in December 2004, 76,207 expire in Feb 2006, and the remaining 433,330 expire in July 2006.

(11) Employee Benefit Plan

        We have a 401(k) plan that allows eligible employees to contribute a percentage of their compensation, limited to $10,500 in 2001 and 2000 and $10,000 in 1999. On April 1, 2000, we began matching each eligible employee's contribution 100% up to 4% of the employee's salary. Our matching contributions and earnings thereon vested immediately. Our matching contributions to employees' 401(k) plans totaled approximately $649,000 and $603,000 for the years ended December 31, 2001 and 2000, respectively.

(12) Commitments and Contingencies

  Lease Commitments

        We lease our facilities and certain equipment under operating lease agreements. The facilities leases expire at various dates through 2005. We also lease certain equipment under capital lease agreements. These leases expire at various dates through 2003. Future minimum lease payments as of December 31, 2001, are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2002	$2,829	$59
2003	2,293	9
2004	1,758	—
2005	128	—
2006	—	—
Thereafter	—	—

Future minimum lease payments	$7,008	68

Less amount representing interest		(2)

		66
Less current portion		$(57)

Long-term portion		$9

        Total rent expense under operating leases for the years ended December 31, 2001, 2000, and 1999, was $3.4 million, $2.9 million, and $1.9 million, respectively.

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

(13) Segment Information

        As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, our chief operating decision-makers are our Chief Executive Officer and our Chief Operating Officer. Our CEO and COO review financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by our CEO and COO is the information presented in the accompanying consolidated statement of operations. Therefore, we operate in a single operating segment. The amount of revenue by product and service has not been provided as management has determined that it is impracticable to do so.

        Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
North America	$22,099	$25,267	$9,084
Europe	4,379	7,133	4,273
Asia and Australia	2,570	4,938	1,927

Total revenue from continuing product lines	$29,048	$37,338	$15,284

        Substantially all of the Company's long-lived assets are located in the United States.

Item 9—Changes in and disagreements with accountants on accounting and financial disclosure.

        Not applicable.

PART III

Item 10—Directors and Executive Officers.

        The information required by this item, insofar as it relates to our directors, will be contained under the captions "Election of Directors" and "Section 16 Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference. The information relating to our executive officers is contained in Part I under the heading "Our Executive Officers."

Item 11—Executive Compensation.

        The information required by this item will be contained in the Proxy Statement under the caption "Executive Compensation" and is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item will be contained in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions.

        The information required by this item will be contained in the Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

PART IV

Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

(b)
Reports on Form 8-K.

        No reports on Form 8-K were filed by the registrant during the fiscal quarter ended December 31, 2001.

(c)
Exhibits. The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Exhibit Description
2.1(2)	Agreement and Plan of Merger, dated as of November 18, 1999, among Tumbleweed Communications Corp., Keyhole Acquisition Corp. and Worldtalk Communications Corporation
2.2(6)	Agreement and Plan of Merger, dated as of June 28, 2000, among Tumbleweed Communications Corp., Maize Acquisition Sub, Inc., and Interface Systems, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant
3.2(1)	Amended and Restated Bylaws of Registrant
4.1(1)	Specimen common stock certificate
4.2(5)	Amended and Restated Investor's Rights Agreement, dated as of January 31, 2000, among the Registrant, Jeffrey C. Smith, Jean-Christophe D. Bandini, the holders of the Registrant's preferred stock, and certain other persons.
4.3(1)	Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank
10.1(4)	1993 Stock Option Plan
10.2(7)	1999 Omnibus Stock Incentive Plan, as amended
10.3(4)	1999 Employee Stock Purchase Plan
10.4(9)	2000 NSO Incentive Stock Plan, as amended
10.5(1)	Software License, Development and Services Agreement, dated December 17, 1997, between the Registrant and United Parcel Service General Services, Co.
10.6(1)	Posta License and Distribution Agreement, dated as of March 31, 1999, between Tumbleweed Software, K.K. and K.K. Hikari Tsushin
10.7(1)	OEM Object Code License Agreement, dated as of March 30, 1998, between the Registrant and RSA Data Security, Inc.

10.8(4)	Form of Indemnity Agreement
10.9(8)	Employment Agreement, dated February 21, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.
10.10(10)	Employment Agreement, dated June 10, 2001, between Elizabeth D. Jordan and Tumbleweed Communications Corp.
10.11	Secured Promissory Note, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.
10.12	Security and Pledge Agreement, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP

1)
Previously filed in Tumbleweed's Registration Statement on Form S-1 (File No. 79687), as amended and incorporated herein by reference.

(2)
Previously filed in Tumbleweed's Current Report on Form 8-K, filed November 26, 1999, and incorporated herein by reference.

(3)
Previously filed in Tumbleweed's Quarterly Report on Form 10-Q, filed November 15, 1999, and incorporated herein by reference.

(4)
Previously filed in Tumbleweed's Registration Statement on Form S-4 (File No. 333-92589), as amended and incorporated herein by reference.

(5)
Previously filed in Tumbleweed's Registration Statement on Form S-8, filed February 23, 2000 (File No. 333-84683), and incorporated herein by reference.

(6)
Previously filed in Tumbleweed's Current Report on Form 8-K, filed July 6, 2000 and incorporated herein by reference.

(7)
Previously filed in Tumbleweed's Registration Statement on Form S-1 (File No. 333-41188).

(8)
Previously filed in Tumbleweed's Quarterly Report on Form 10-K, filed March 30, 2001, and incorporated herein by reference.

(9)
Previously filed in Tumbleweed's Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.

(10)
Previously filed in Tumbleweed's Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2002.

TUMBLEWEED COMMUNICATIONS CORP.
By:	/s/ JEFFREY C. SMITH Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JEFFREY C. SMITH Jeffrey C. Smith	Chairman of the Board and Chief Executive Officer	March 29, 2002
/s/ ELIZABETH D. JORDAN Elizabeth D. Jordan	Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2002
/s/ CHRISTOPHER GREENDALE Christopher Greendale	Director	March 29, 2002
/s/ ERIC J. HAUTEMONT Eric J. Hautemont	Director	March 29, 2002
/s/ KENNETH R. KLEIN Kenneth R. Klein	Director	March 29, 2002
/s/ DAVID F. MARQUARDT David F. Marquardt	Director	March 29, 2002
/s/ STANDISH H. O'GRADY Standish H. O'Grady	Director	March 29, 2002
/s/ DEBORAH D. RIEMAN Deborah D. Rieman	Director	March 29, 2002
/s/ DOUGLAS A. SABELLA Douglas A. Sabella	Director, President and Chief Operating Officer	March 29, 2002

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
2.1(2)	Agreement and Plan of Merger, dated as of November 18, 1999, among Tumbleweed Communications Corp., Keyhole Acquisition Corp. and Worldtalk Communications Corporation
2.2(6)	Agreement and Plan of Merger, dated as of June 28, 2000, among Tumbleweed Communications Corp., Maize Acquisition Sub, Inc., and Interface Systems, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant
3.2(1)	Amended and Restated Bylaws of Registrant
4.1(1)	Specimen common stock certificate
4.2(5)
Amended and Restated Investor's Rights Agreement, dated as of January 31, 2000, among the Registrant, Jeffrey C. Smith, Jean-Christophe D. Bandini, the holders of the Registrant's preferred stock, and certain other persons.
4.3(1)	Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank
10.1(4)	1993 Stock Option Plan
10.2(7)	1999 Omnibus Stock Incentive Plan, as amended
10.3(4)	1999 Employee Stock Purchase Plan
10.4(9)	2000 NSO Incentive Stock Plan, as amended
10.5(1)	Software License, Development and Services Agreement, dated December 17, 1997, between the Registrant and United Parcel Service General Services, Co.
10.6(1)	Posta License and Distribution Agreement, dated as of March 31, 1999, between Tumbleweed Software, K.K. and K.K. Hikari Tsushin
10.7(1)	OEM Object Code License Agreement, dated as of March 30, 1998, between the Registrant and RSA Data Security, Inc.
10.8(4)	Form of Indemnity Agreement
10.9(8)	Employment Agreement, dated February 21, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.
10.10(10)	Employment Agreement, dated June 10, 2001, between Elizabeth D. Jordan and Tumbleweed Communications Corp.
10.11	Secured Promissory Note, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.
10.12	Security and Pledge Agreement, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP

(1)
Previously filed in Tumbleweed's Registration Statement on Form S-1 (File No. 79687), as amended and incorporated herein by reference.

(2)
Previously filed in Tumbleweed's Current Report on Form 8-K, filed November 26, 1999, and incorporated herein by reference.

(3)
Previously filed in Tumbleweed's Quarterly Report on Form 10-Q, filed November 15, 1999, and incorporated herein by reference.

(4)
Previously filed in Tumbleweed's Registration Statement on Form S-4 (File No. 333-92589), as amended and incorporated herein by reference.

(5)
Previously filed in Tumbleweed's Registration Statement on Form S-8, filed February 23, 2000 (File No. 333-84683), and incorporated herein by reference.

(6)
Previously filed in Tumbleweed's Current Report on Form 8-K, filed July 6, 2000 and incorporated herein by reference.

(7)
Previously filed in Tumbleweed's Registration Statement on Form S-1 (File No. 333-41188).

(8)
Previously filed in Tumbleweed's Quarterly Report on Form 10-K, filed March 30, 2001, and incorporated herein by reference.

(9)
Previously filed in Tumbleweed's Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.

(10)
Previously filed in Tumbleweed's Quarterly Report on Form 10-Q, filed August 14, 2001, and incorporated herein by reference.

QuickLinks

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
TABLE OF CONTENTS
TRADEMARKS
PART I
  Item 1—Business.
  Item 2—Properties and Facilities.
  Item 3—Legal Proceedings.
  Item 4—Submission of Matters to a Vote of Security Holders.
  PART II
  Item 5—Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6—Selected Financial Data.
  Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7a—Quantitative and Qualitative Disclosures About Market Risk
  Item 7b—Critical Accounting Policies and Estimates
  Item 8—Financial Statements and Supplementary Data.
TUMBLEWEED COMMUNICATIONS CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Balance Sheets (in thousands, except share and per share data)
TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Operations (in thousands, except per share data)
Consolidated Statements of Stockholders' Equity
TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES Consolidated Statements of Cash Flows (in thousands)
TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Consolidated Financial Statements Years ended December 31, 2001, 2000 and 1999
  Item 9—Changes in and disagreements with accountants on accounting and financial disclosure.
  PART III
  Item 10—Directors and Executive Officers.
  Item 11—Executive Compensation.
  Item 12—Security Ownership of Certain Beneficial Owners and Management.
  Item 13—Certain Relationships and Related Transactions.
  PART IV
  Item 14—Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS