Form 10-Q
period 2002-03-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2002-05-14
CIK 1022509

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        The number of shares of common stock outstanding as of April 30, 2002 was 30,704,059.

        SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events, including, but not limited to, implementing our business strategy; attracting and retaining customers; obtaining and expanding market acceptance of the products and services we offer; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in its industry and relevant markets; and competition in our market. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption "Risks And Uncertainties That You Should Consider Before Investing In Tumbleweed" contained herein, as well as those discussed elsewhere herein. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. Tumbleweed disclaims any obligation to update these statements or to explain the reasons why actual results may differ. Tumbleweed reserves the right to update these statements for any reason including the occurrence of a material event. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties That You Should Consider Before Investing in Tumbleweed" contained herein, among other things, should be considered in evaluating Tumbleweed's prospects and future financial performance.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$39,782	$43,750
Short-term investments	762	—
Accounts receivable, net	5,468	6,795
Prepaid expenses and other current assets	1,489	2,022

Total current assets	47,501	52,567
Property and equipment, net	4,092	4,935
Goodwill, net	6,687	6,687
Other assets	1,224	1,121

Total assets	$59,504	$65,310

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,923	$2,738
Current installments of long-term debt	320	379
Accrued liabilities	6,945	8,067
Accrued restructuring	—	2,335
Deferred revenue	8,118	6,330

Total current liabilities	18,306	19,849
Long-term debt, excluding current installments	—	9
Deferred revenue	1,602	1,568
Other long-term liabilities	267	433

Total liabilities	20,195	21,859
Minority interest	208	356
Stockholders' equity:
Common stock	31	31
Additional paid-in capital	294,234	294,727
Deferred compensation expense	(943)	(1,834)
Accumulated other comprehensive loss	(582)	(585)
Accumulated deficit	(253,619)	(249,244)

Total stockholders' equity	39,121	43,095
Total liabilities and stockholders' equity	$59,504	$65,310

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue:
Product and IP revenue	$5,524	$1,694
Service revenue	2,570	2,323

Total revenue	8,094	4,017
Cost of revenue(1)	2,183	3,052

Gross profit	5,911	965
Operating expenses:
Research and development(2)	3,208	3,704
Sales and marketing(3)	5,616	9,291
General and administrative(4)	1,603	2,238
Stock-based compensation	262	1,334
Amortization of goodwill and intangible assets	—	7,844
Impairment of goodwill and intangible assets	—	50,983
Restructuring expenses(5)	—	8,870

Total operating expenses	10,689	84,264

Operating loss	(4,778)	(83,299)
Other income, net	407	1,031

Net loss before provision for taxes	(4,371)	(82,268)
Provision for taxes	4	26

Net loss	(4,375)	(82,294)

Other comprehensive income (loss)—translation adjustment	3	(238)

Comprehensive loss	$(4,372)	$(82,532)

Net loss per share—basic and diluted	$(0.14)	$(2.76)

Weighted average shares—basic and diluted	30,527	29,800

(1)
Exclusive of non-cash stock-based compensation expense of $77 and $79 for the three months ended March 31, 2002 and 2001, respectively.

(2)
Exclusive of non-cash stock-based compensation expense of $23 and $374 for the three months ended March 31, 2002 and 2001, respectively.

(3)
Exclusive of non-cash stock-based compensation expense of $131 and $749 for the three months ended March 31, 2002 and 2001, respectively.

(4)
Exclusive of non-cash stock-based compensation expense of $31 and $468 for the three months ended March 31, 2002 and 2001, respectively.

(5)
Exclusive of non-cash stock-based compensation expense of $0 and $(336) for the three months ended March 31, 2002 and 2001, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(4,375)	$(82,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	262	1,334
Depreciation and amortization	859	8,961
Bad debt expense	375	808
Minority interest	(148)	(100)
Impairment of goodwill and intangible assets	—	50,983
Loss on disposal of property and equipment	48	2,614
Other non-cash items	(762)	—
Changes in operating assets and liabilities
Accounts receivable	952	(726)
Prepaid expenses and other assets	430	28
Accounts payable and accrued liabilities	(937)	(5,951)
Accrued restructuring	(2,335)	5,639
Deferred revenue	1,822	3,062

Net cash used in operating activities	(3,809)	(15,642)
Cash flows from investing activities:
Purchase of property and equipment	(64)	(1,462)

Net cash used in investing activities	(64)	(1,462)
Cash flows from financing activities:
Repayments of borrowings	(234)	(295)
Proceeds from issuance of common stock	136	186

Net cash used in financing activities	(98)	(109)
Effect of exchange rate fluctuation	3	(238)

Net decrease in cash and cash equivalents	(3,968)	(17,451)
Cash and cash equivalents, beginning of period	43,750	76,097

Cash and cash equivalents, end of period	$39,782	$58,646

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	4	28

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

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

        We maintain our headquarters in Redwood City, California and have incorporated subsidiaries in Japan, Switzerland, Germany, the United Kingdom, the Netherlands, Sweden, France, Australia and Hong Kong.

(2) Basis of Presentation

        The consolidated condensed financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited and reflect all adjustments (consisting of normal recurring accruals except as otherwise indicated) which are, in the opinion of management, necessary for fair presentation of our financial position and operating results for the interim periods presented.

        The accompanying consolidated condensed financial statements include the accounts of Tumbleweed, our wholly owned subsidiary, Worldtalk Communications Corp. ("Worldtalk"), our wholly owned subsidiary, Interface Systems Corp. ("Interface"), our wholly owned subsidiaries in Switzerland, Germany, the United Kingdom, the Netherlands, Sweden, France, Australia and Hong Kong and our majority-owned subsidiary in Japan, Tumbleweed Communications KK ("TKK").

        All significant intercompany accounts and transactions have been eliminated in consolidation.

(3) Restructuring

        In January 2001, our Board of Directors approved a restructuring program intended to align our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved consolidating our facilities in the United States and closing international sales office locations in Paris, France; Chatsworth, Australia; and Stockholm, Sweden. The restructuring program also realigned our professional services organization and reduced headcount in most areas of our business.

        Restructuring and related charges expensed during the quarter ended March 31, 2001 was comprised of the following (in thousands):

Employee separation	$2,642
Facilities charges, asset impairment, and other	6,564
Stock compensation credit, net	(336)

Total restructuring charges	$8,870

        Employee separation for approximately 100 employees included severance pay and medical and other benefits. The restructuring charges were partially offset by a non-cash credit related to previously recorded stock-based compensation on unvested options held by terminated employees. During the quarter ended March 31, 2002, we made lease settlement payments of $2.3 million on facilities no longer required primarily due to the reduction in headcount. As of March 31, 2002 we have no remaining liabilities from the January 2001 restructuring.

(4) Goodwill Impairment

        During the three months ended March 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rate, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment was supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition. As a result of the assessment, we recorded a $51.0 million impairment charge to reduce goodwill and other intangible assets to their estimated fair value. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of March 31, 2001. The remaining intangible assets were amortized in full over their remaining useful life during 2001. The impairment consisted of the following charge (in thousands):

Goodwill	$49,210
Developed and core technology	1,127
Acquired workforce	646

Total impairment	$50,983

(5) Net Loss Per Share

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

(6) Segment Information

        As defined by Statement of Financial Accounting Standards ("SFAS") 131, Disclosure About Segments of an Enterprise and Related Information, our chief operating decision-makers are our Chief Executive Officer ("CEO") and our Chief Operating Officer ("COO"). Our CEO and COO review financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by our CEO and COO is the information presented in the accompanying consolidated statement of operations. Therefore, we operate in a single operating segment. The amount of revenue by product and service has not been provided as management has determined that it is impracticable to do so.

        Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three months ended March 31,
	2002	2001
North America	$7,323	$2,518
Europe	590	1,024
Asia	181	475

Total	$8,094	$4,017

        Substantially all of our long-lived assets are located in the United States.

(7) Contingencies

        On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc., a company we acquired in 2000, and various additional defendants, including Interface's prior president and chief executive officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision on the pending motions to dismiss to the transferee Court. On April 19, 2002, the Court dismissed with prejudice plaintiffs' class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended Consolidated Complaint that (i) consolidated the separate actions into one action; (ii) added certain new plaintiffs; (iii) withdrew Congressional Securities, Inc. ("CSI") as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation. The accompanying financial statements do not include any costs for damages, if any, that might result from this uncertainty. We believe these actions are without merit and intend to vigorously defend and seek their dismissal.

(8) Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

        We adopted the provisions of SFAS 142 on January 1, 2002. In connection with SFAS 142's transitional goodwill impairment evaluation, we must perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, we have identified our reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

        As of the date of adoption, we have unamortized goodwill in the amount of $6.7 million which will be subject to the transition provisions of SFAS 142. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on our financial statements at the date of this report, including whether we will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

        The following table presents net loss and loss per share information for the period ended March 31, 2001, adjusted to exclude the amortization related to goodwill that will no longer be amortized under SFAS No. 142:

Net loss, as reported	$(82,532)
Add back: amortization of goodwill	6,238

Pro forma net loss	$(76,294)

Loss per share, as reported	$(2.76)
Pro forma loss per share	$(2.56)

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

        On October 3, 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion 30 for the disposal of a segment of a business. By broadening the presentation of discontinued operations to include more disposal transactions, SFAS 144 enhances companies' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. We adopted SFAS 144 for the quarter ending March 31, 2002. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated condensed financial statements and the accompanying notes. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under "Risks and Uncertainties That You Should Consider Before Investing In Tumbleweed".

OVERVIEW

        We are a leading provider of secure content management solutions for enabling business conducted on the Internet. Tumbleweed Secure Guardian is a leading enterprise-wide policy-based security framework that offers a wide range of solutions to both protect and extend enterprise networks, move business processes online, and enable enterprises to communicate safely over the Internet. Tumbleweed solutions empower organizations to safely share and protect critical information, increase customer loyalty and privacy and reduce costs.

        Secure Guardian provides centralized security for both incoming and outgoing communications and integrates various enterprise applications for safe delivery of all forms of enterprise content. Secure Guardian is based on a platform consisting of the Tumbleweed Secure Policy Gateway and a series of protocol enablers that allow virtually any application to connect to it. The Secure Policy Gateway enables the enterprise to apply security to and manage content policies for bi-directional communications traffic, web content and Internet usage. Policies include protection from viruses, malicious mobile code or SPAM attacks, as well as protection from dangerous exposure of company, partner or customer confidential information. Tumbleweed protocol enablers allow a wide range of protocols and enterprise systems to be centrally managed from the Secure Policy Gateway to allow organizations to safely extend communications from enterprise applications, groupware and legacy systems.

        Additionally, Tumbleweed Secure Guardian enables a broad spectrum of network extension solutions that help companies leverage the business efficiencies and benefits of the business Internet, including secure communications between trading partners, moving paper-based processes—such as statement presentment—online, and delivery and storage of aggregated enterprise communications into a single, branded secure inbox. Tumbleweed is trusted by 1,000 blue-chip customers including American Century Services Corp.; American Express Travel Related Services Company, Inc.; Amgen Inc.; Beckman Coulter, Inc.; Best Buy Co., Inc.; Broadcom Corp.; Diners Club International Ltd.; the U.S. Food & Drug Administration; Gap, Inc.; JP Morgan Chase & Co.; Merck & Co., Inc.; National Semiconductor Corp.; Northern Trust Corp.; Phoenix Home Life Insurance Co.; Salomon Smith Barney Inc.; Siebel Systems, Inc.; Skandaniska Enskilda Banken AB; Union Minere Oxyde (U.K.) Ltd.; Verizon Communications; Wachovia Securities, Inc.; and Wells Fargo & Co. Over 100 of the Fortune 500 use various Tumbleweed solutions today.

        Revenue, which consists of both product and intellectual property (IP) revenue and services revenue, results from new contracts and backlog. We define backlog as contractual commitments that are not due and payable as of the balance sheet date and deferred revenue. Product and IP revenue consists of license fees and transaction fees. We typically offer our software products under a perpetual license. Under a perpetual license our customers pay a one-time license fee for the right to use our software. Perpetual license revenue is typically recognized upon software shipment. We enter into patent license agreements whereby licensees gain access to our patented technology for the duration of the patent in exchange for a licensing fee. We recognize revenue from IP upon execution of the patent license agreement and when billable. Transaction revenue is based on actual volume of transactions or contractual minimum volumes, and the related revenue is recognized based on payment schedules or transaction reports from our customers. Services revenue consists of consulting fees and support and maintenance fees. Consulting fees related to installation or customization are recognized upon client acceptance or percentage of completion. Support and maintenance fees are paid for ongoing customer support and in some instances for the right to receive future upgrades of our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Revenue from the reseller channel is recognized upon software shipment and the execution of a distribution agreement and receipt of substantive identification of the end-user customer.

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

        In January 2001, our Board of Directors approved a restructuring program intended to align our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved consolidating our facilities in the United States and closing international sales office locations in Paris, France; Chatsworth, Australia; and Stockholm, Sweden. The restructuring program also realigned our professional services organization and reduced headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were $8.9 million during the three months ended March 31, 2001, which includes charges related to vacating leased facilities domestically and abroad. As of March 31, 2002 we have no remaining liabilities from the January 2001 restructuring.

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2002 and 2001

        Revenue.    Revenue is comprised of product and IP revenue and services revenue. Total revenue for the three months ended March 31, 2002 increased to $8.1 million from $4.0 million for the same three months in 2001. The increase in total revenue was due to a number of new contracts being recognized on a subscription basis in 2001 as well as increases in maintenance fees from our installed customer base.

        Product and IP revenue for the three months ended March 31, 2002 increased to $5.5 million from $1.7 million for the same three months in 2001. The increase in product and IP revenue was due to a number of new contracts being recognized on a subscription basis in the three months ended March 31, 2001. Additionally, we recognized no IP revenue in the quarter ended March 31, 2001.

        Services revenue for the three months ended March 31, 2002 increased to $2.6 million from $2.3 million for the same three months in 2001. The increase in services revenue was due to increases in maintenance fees from our installed customer base.

        Cost of Revenue.    Cost of revenue is comprised of product and IP costs and services costs. Product license cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products and bandwidth costs associated with hosting servers for those customers who use our hosting services. Services costs are comprised primarily of personnel and overhead costs related to customer support and contract development projects. Total cost of revenue for the three months ended March 31, 2002 decreased to $2.2 million from $3.1 million for the same three months in

2001. The decrease in total cost of revenue was primarily due to a decrease in service costs caused by a decrease in personnel expenses and decreased product and IP costs resulting from lower royalty expenses.

        Research and Development Expenses.    Research and development expenses are comprised of engineering and related costs associated with the development of our applications, quality assurance and testing. Research and development expenses for the three months ended March 31, 2002 decreased to $3.2 million from $3.7 million for the same three months in 2001. The decrease in research and development expenses was primarily due to a decrease in personnel costs.

        Sales and Marketing Expenses.    Sales and marketing expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses for the three months ended March 31, 2002 decreased to $5.6 million from $9.3 million for the same three months in 2001. The decrease in sales and marketing expenses was primarily due to decreased personnel costs and lower marketing program expenses.

        General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems, and human resources departments as well as professional fees. General and administrative expenses for the three months ended March 31, 2002 decreased to $1.6 million from $2.2 million for the same three months in 2001. The decrease in general and administrative expenses was primarily due to decreased personnel costs and lower bad debt expense.

        Stock Compensation Expense.    Stock compensation expense was recorded in connection with the amortization of deferred stock compensation recorded as a result of grants of stock options to non-employees and employees at exercise prices less than the deemed fair value on the grant date, the vesting acceleration of stock options approved for certain employees, and warrants granted to non-employees in exchange for services performed, net of a credit related to stock options granted to employees who were later terminated. The credit resulted from the reversal of stock compensation expense previously recorded for options cancelled that had not vested. Stock compensation expense for the three months ended March 31, 2002 decreased to $262,000 from $1.3 million for the same three months in 2001. The decrease was the result of the termination of certain employees whose options had not yet vested.

        Amortization of Goodwill and Intangible Assets.    Goodwill and other intangible assets resulted from the Interface purchase and, to a lesser extent, our increase in ownership of Tumbleweed KK from 50% to 80% during 2000. In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We adopted the provisions of SFAS 142 effective January 1, 2002. Prior to our adoption of SFAS 142, goodwill and intangible assets were amortized over their respective lives, generally one to five years. Amortization of goodwill and intangible assets for the three months ended March 31, 2002 decreased to $0 from $1.3 million for the same three months in 2001 as a result of the adoption of SFAS 142.

        Impairment and Restructuring Expenses.    In January 2001, our Board of Directors approved a restructuring program intended to align our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved consolidating our facilities in the United States and closing international sales office locations in Paris, France; Chatsworth, Australia; and Stockholm, Sweden. The restructuring program also realigned our professional services organization and reduced headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were $8.9 million during the three months ended March 31, 2001, which includes charges related to vacating leased facilities domestically and abroad. As of March 31, 2002 we have no remaining liabilities from the January 2001 restructuring.

        During the three months ended March 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rate, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment was supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition. As a result of the assessment, we recorded a $51.0 million impairment charge to reduce goodwill and other intangible assets to their estimated fair value. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of March 31, 2001. The remaining intangible assets were amortized in full over their remaining useful life during 2001.

        Other Income, Net.    Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net, for the three months ended March 31, 2002 decreased to $407,000 from $1.0 million for the same three months in 2001. The decrease in other income, net, is due to the decline in interest rates and a reduction in our cash balances relative to the year-earlier period.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through the issuance of equity securities. On March 31, 2002, we had approximately $40.5 million in cash, cash equivalents, and short-term investments, including restricted cash deposits related to our facilities in Redwood City, California and New York, New York.

        Net cash used in operating activities for the three months ended March 31, 2002 was approximately $3.8 million. Cash used in operating activities was primarily the result of lease settlement payments of $2.3 million on facilities no longer required and net operating losses, offset by an increase in deferred revenue, a decrease in accounts receivable, and non-cash charges for depreciation and amortization.

        Net cash used in investing activities for the three months ended March 31, 2002 was approximately $64,000. Net cash used in investing activities was comprised of purchases of property and equipment.

        Net cash used in financing activities for the three months ended March 31, 2002 was approximately $98,000. Cash used in financing activities was primarily the result of repayments of borrowings offset by proceeds from the issuance of equity securities under our stock option and employee stock purchase plans.

        As of March 31, 2002, our principal commitments consisted of obligations related to outstanding operating and capital leases. Our equipment leases require payment of rental fees to third party leasing providers. In most cases, we have no obligations to purchase the equipment at the end of the lease term. We do not anticipate a substantial increase in capital expenditures in the immediate future. We also do not anticipate an increase in operating lease obligations.

        Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, the resources devoted to the development of our products and services and the resources devoted to sales and marketing. We have experienced a substantial increase in capital expenditures and operating expenses since inception consistent with relocation and the growth in operations and staffing; however, we have decreased our spending on capital expenditures in recent quarters and do not anticipate increases in capital expenditures in the foreseeable future. We expect to experience a seasonal reduction in sales in Europe during the summer months. In addition, many of our customers delay purchases of our products until the end of each quarter. We believe that our existing capital resources will enable us to maintain our current and planned operations for at least the next 12 months; however, we may need to raise funds prior to that time.

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

Contractual Obligations and Commercial Commitments

        Future cash payments for contractual obligations and commercial commitments as of March 31, 2002, are as follows (in thousands):

	2002	2003	2004	2005	2006	After 2006	Total
Debt	$249	$—	$—	$—	$—	$—	$249
Capital leases	57	22	—	—	—	—	79
Operating leases	2,032	2,293	1,758	128	—	—	6,211
Unconditional purchase obligations	737	826	36	—	—	—	1,598

Total	$2,826	$3,141	$1,794	$128	$—	$—	$7,888

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue Recognition

        We derive our revenue from two sources (i) product and IP revenue, which includes license and transaction fees, and patent license agreement fees, and (ii) services revenue, which includes consulting, support, and maintenance fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

        We apply the provisions of Statement of Position (SOP) 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Arrangements", which generally requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, consulting, training, installation, or post-contract customer support. Fair values are based upon vendor specific objective evidence. If such evidence does not exist for delivered elements, we record revenue using the residual method. If such evidence does not exist for undelivered elements, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered, or revenue is recorded ratably if the only undelivered element is post-contract customer support. For undelivered elements such as consulting services where we can not ascertain the extent of services a customer may implement, the fair value of the consulting services is estimated to be the maximum amount to which the customer is entitled.

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

Valuation of Allowance for Doubtful Accounts

        The preparation of financial statements requires us to make estimates and assumptions that affect the reported amount of assets, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. We must make estimates of the collectability of our accounts receivables. We specifically analyze accounts receivable including review of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, aging of the balance, geographic and industry mix, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

Valuation of long-lived assets and goodwill

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

        When we determine that the carrying value of long-lived assets and goodwill may not be recoverable upon the existence of one or more of the above indicators of impairment, and such carrying value is less than projected undiscounted cash flows attributed to the asset, we measure any impairment based on the amount by which the carrying amount of the assets exceeds the fair value of the assets.

        Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective on January 1, 2002 and as a result, we have ceased to amortize approximately $6.7 million of goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first half of 2002.

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED.

Because we are in an early stage of development and have a history of losses, it is difficult to evaluate our business and we may face expenses, delays and difficulties.

        We have only a limited operating history upon which an evaluation can be based. Accordingly, our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like ours. We incurred net losses of $114.2 million, $69.8 million, and $24.2 million in the years ended December 31, 2001, 2000, and 1999, respectively. As of March 31, 2002, we had incurred cumulative net losses of $253.6 million.

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

        As a result of these factors we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Quarterly financials that include revenue accounted for under the both the subscription-based pricing model and the traditional software pricing model will not be comparable with historical quarters that used our previous licensing model. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the difficulties outlined above with respect to financial forecasts also apply to securities analysts that may publish estimates of our financial results. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors due to any of a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure our performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.

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

        As of March 31, 2002, we had cash and short-term investments of $40.5 million and incurred cumulative net losses of $253.6 million. Our current cash reserves may be insufficient in the face of either lower than expected revenues or extraordinary or unexpected cash expenses. As a result, we may be required to raise funds through public or private financings, strategic relationships, or other arrangements. Funding, if needed, however, may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs, or take other steps that could harm our business.

A limited number of customers account for a high percentage of our revenue and the failure to maintain or expand these relationships could harm our business.

        The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. For the three months ended March 31, 2002 one customer comprised approximately 18% of our revenue. For the three months ended March 31, 2001, no single customer comprised 10% or more of our revenue. For the three months ended March 31, 2002 and 2001, five customers comprised approximately 42% and 21% of our revenue, respectively.

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

        In October of 2001 we re-launched our existing product line under the Tumbleweed Secure Guardian suite of products including Tumbleweed Secure Mail (formerly Tumbleweed MMS) and Tumbleweed Secure Messenger, Tumbleweed Secure Statements (formerly IME and IME Statements) and Tumbleweed Secure Redirect (formerly MMS Secure Redirect). If we do not obtain anticipated acceptance and understanding of these re-branded product offerings, our ability to grow our sales may suffer. In addition, if we do not achieve the anticipated growth of the new marketing or even suffer sales decreases as a result of misperceptions of our products, we may be forced to expend additional resources in new or different marketing directions.

The markets we address are highly competitive and rapidly changing, and we may not be able to compete successfully.

        We may not be able to compete successfully against current and future competitors, and the multiple competitive pressures we face could harm our business and prospects. The markets in which we compete are intensely competitive and rapidly changing.

        Our principal competition for our Tumbleweed Secure Guardian protection solutions are companies that offer various Internet content security, web security, messaging policy management, and enterprise relationship management products. Companies that sell products that compete with some of the features within our products include Kana Communications, Inc.; Clearswift Technologies; Symantec Corp.; and Trend Micro Incorporated.

        Our principal competition in the secure document delivery and statement presentment market area comes from other online communication or information security service providers, some of which have services or products that are intended to compete directly with our products or that could be used as alternatives to our products. Examples of some of these providers are Automatic Data Processing, Inc.; DST Systems, Inc.; New River Systems; and PostX Corporation. Our solutions can be an alternative to traditional mail and courier delivery services such as those offered by Federal Express Corporation, UPS, or the U.S. Postal Service, and to general purpose e-mail applications and services. In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products or through their product development in the area of secure online communication services. These companies include International Business Machines Corporation/Lotus Development Corporation, and Microsoft Corporation.

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

        We invested significant financial and managerial resources to expand our sales and marketing operations in international markets and have opened sales offices in Germany, Hong Kong, Japan, the Netherlands, Switzerland, and the United Kingdom. For the three months ended March 31, 2002 and 2001, we derived 10%, and 37%, respectively, of our revenue from international operations. However, to date, we have limited experience in international operations and may not be able to compete effectively in international markets. A key component of our long-term strategy is to further expand into international markets, and we must continue to devote substantial resources to our international operations in order to succeed in these markets. In this regard, we may encounter difficulties such as:

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

        On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface and various additional defendants, including Interface's President and Chief Executive Officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision on the pending motions to dismiss to the transferee Court. On April 19, 2002, the Court dismissed with prejudice plaintiffs' class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended Consolidated Complaint that (i) consolidated the separate actions into one action; (ii) added certain new plaintiffs; (iii) withdrew Congressional Securities, Inc. ("CSI") as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation.

        Although we believe these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending these complaints could harm future operating results.

Internet and technology related stock prices are especially volatile and this volatility may depress our stock price.

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We currently do not use financial instruments to hedge operating expenses in Germany, Hong Kong, Japan, the Netherlands, Switzerland, or the United Kingdom denominated in the respective local currency. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

        We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

Interest Rate Sensitivity

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of March 31, 2002, none of our cash equivalents were subject to market risk.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc., a company we acquired in 2000, and various additional defendants, including Interface's prior president and chief executive officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision on the pending motions to dismiss to the transferee Court. On April 19, 2002, the Court dismissed with prejudice plaintiffs' class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended Consolidated Complaint that (i) consolidated the separate actions into one action; (ii) added certain new plaintiffs; (iii) withdrew Congressional Securities, Inc. ("CSI") as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation.

        Although we believe these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending these complaints could harm future operating results.

        On May 7, 2002 we sued PayPal, Inc. alleging infringement of our U.S. Patent No. 5,790,790 and our U.S. Patent No. 6,192,407.

ITEM 2—CHANGES IN SECURITIES AND USE OF PROCEEDS

        On August 1, 2000, we completed a primary and secondary public offering of 3,000,000 shares of our common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by Tumbleweed and 1,500,000 secondary shares were sold by stockholders of Tumbleweed. We did not receive any of the proceeds from shares sold by our stockholders. We received net proceeds of $77.6 million from the offering of primary shares. For the quarter ended March 31, 2002, the net capital was used for working capital and general corporate purposes. Remaining proceeds were predominantly held in cash and cash equivalents.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.
Date: May 14, 2002	By:	/s/ JEFFREY C. SMITH Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2002	By:	/s/ ELIZABETH D. JORDAN Elizabeth D. Jordan Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

QuickLinks

TUMBLEWEED COMMUNICATIONS CORP. INDEX
TRADEMARKS
PART I—FINANCIAL INFORMATION
  ITEM 1— FINANCIAL STATEMENTS
TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES Condensed Consolidated Balance Sheets (in thousands)
TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (in thousands, except per share data) (unaudited)
TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (in thousands) (unaudited)
TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
  ITEM 2— MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1— LEGAL PROCEEDINGS
  ITEM 2— CHANGES IN SECURITIES AND USE OF PROCEEDS
SIGNATURES