Form 10-Q
period 2002-06-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2002-08-14
CIK 1022509

Use these links to rapidly review the document
TUMBLEWEED COMMUNICATIONS CORP. INDEX

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        The number of shares of common stock outstanding as of July 31, 2002 was 30,925,664.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the "safe harbor" created by those sections. The forward-looking statements are based on our current expectations and projections about future events, including, but not limited to, implementing our business strategy; attracting and retaining customers; obtaining and expanding market acceptance of the products and services we offer; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in its industry and relevant markets; our stock repurchase program; and competition in our market. Discussions containing such forward-looking statements may be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations." In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates," and similar expressions. These forward-looking statements involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those stated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption "Risks And Uncertainties That You Should Consider Before Investing In Tumbleweed" contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. Tumbleweed disclaims any obligation to update these statements or to explain the reasons why actual results may differ. Tumbleweed reserves the right to update these statements for any reason including the occurrence of a material event. The risks and uncertainties under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations—Risks and Uncertainties That You Should Consider Before Investing in Tumbleweed" contained herein, among other things, should be considered in evaluating Tumbleweed's prospects and future financial performance.

TUMBLEWEED COMMUNICATIONS CORP.

INDEX

TRADEMARKS

        Our registered trademarks include Tumbleweed®, Tumbleweed Communications®, Secure Envelope®, Secure Inbox®, Tumbleweed IME Integrated Messaging Exchange®, WorldSecure® and Worldtalk®. Additional trademarks belonging to us include Tumbleweed Secure Guardian™, Tumbleweed Secure Policy Gateway™, Tumbleweed Secure Staging Server™, Tumbleweed Staging Server™, Tumbleweed Secure Mail™, Tumbleweed Secure Redirect™, Tumbleweed Secure Public Network™, Tumbleweed SPN™, Tumbleweed Secure Archive™, Tumbleweed Secure Web™, Tumbleweed Secure CRM™, Tumbleweed Secure Messenger™, Tumbleweed Secure Statements™, Tumbleweed My Copy™, Tumbleweed L2i™, Tumbleweed IME Developer™, Tumbleweed IME Personalize™, WorldSecure/Mail™ and Tumbleweed IME Alert™.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$35,832	$43,750
Short-term investments	640	—
Accounts receivable, net	4,419	6,795
Prepaid expenses and other current assets	1,206	2,022

Total current assets	42,097	52,567
Property and equipment, net	3,395	4,935
Goodwill, net	—	6,687
Other assets	1,339	1,121

Total assets	$46,831	$65,310

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,016	$2,738
Current installments of long-term debt	243	379
Accrued liabilities	5,517	8,067
Accrued restructuring	—	2,335
Deferred revenue	7,427	6,330

Total current liabilities	16,203	19,849
Deferred revenue	1,750	1,568
Other long-term liabilities	168	442

Total liabilities	18,121	21,859
Minority interest	154	356
Stockholders' equity:
Common stock	31	31
Additional paid-in capital	293,579	294,727
Deferred compensation expense	(282)	(1,834)
Unrealized loss on investments	(122)	—
Accumulated other comprehensive loss	(612)	(585)
Accumulated deficit	(264,038)	(249,244)

Total stockholders' equity	28,556	43,095
Total liabilities and stockholders' equity	$46,831	$65,310

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue
Product and intellectual property revenue	$3,387	$5,059	$8,911	$6,753
Service revenue	2,575	2,620	5,145	4,943

Total revenue	5,962	7,679	14,056	11,696
Cost of revenue(1)	1,851	3,085	4,034	6,137

Gross profit	4,111	4,594	10,022	5,559
Operating expenses:
Research and development(2)	2,408	4,419	5,616	8,123
Sales and marketing(3)	5,242	10,221	10,858	19,512
General and administrative(4)	798	2,013	2,401	4,251
Stock-based compensation	(367)	655	(105)	1,989
Amortization of goodwill and intangible assets	—	1,740	—	9,584
Impairment of goodwill and intangible assets	5,713	—	5,713	50,983
Restructuring expenses(5)	—	69	—	8,939

Total operating expenses	13,794	19,117	24,483	103,381

Operating loss	(9,683)	(14,523)	(14,461)	(97,822)
Other income, net	327	594	734	1,625
Impairment of investments	(88)	—	(88)	—

Net loss before provision for taxes	(9,444)	(13,929)	(13,815)	(96,197)
Provision for taxes	2	35	6	61

Net loss before cumulative effect of change in accounting principle	(9,446)	(13,964)	(13,821)	(96,258)
Cumulative effect of change in accounting principle	—	—	(974)	—

Net loss	$(9,446)	$(13,964)	$(14,795)	$(96,258)

Net loss per share—basic and diluted	$(0.31)	$(0.46)	$(0.48)	$(3.21)

Weighted average shares—basic and diluted	30,749	30,127	30,696	29,969

Pro forma amounts assuming change in accounting principle is applied retroactively:
Net loss	(9,446)	(12,777)	(13,821)	(88,833)
Net loss per share—basic and diluted	$(0.31)	$(0.42)	$(0.45)	$(2.96)

(1)
Exclusive of non-cash stock-based compensation expense of $10 and $85 for the three months ended June 30, 2002, and 2001, respectively, and $87 and $164 for the six months ended June 30, 2002, and 2001, respectively.

(2)
Exclusive of non-cash stock-based compensation expense of $6 and $129 for the three months ended June 30, 2002, and 2001, respectively, and $29 and $503 for the six months ended June 30, 2002, and 2001, respectively.

(3)
Exclusive of non-cash stock-based compensation expense (credit) of $(395) and $355 for the three months ended June 30, 2002, and 2001, respectively, and $(264) and $1,104 for the six months ended June 30, 2002, and 2001, respectively.

(4)
Exclusive of non-cash stock-based compensation expense of $12 and $86 for the three months ended June 30, 2002, and 2001, respectively, and $43 and $554 for the six months ended June 30, 2002, and 2001, respectively.

(5)
Exclusive of non-cash stock-based compensation expense credit of $0 and $(336) for the six months ended June 30, 2002 and 2001, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(14,795)	$(96,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(105)	1,989
Depreciation and amortization	1,608	11,571
Bad debt expense	231	1,173
Minority interest	(202)	(220)
Impairment of goodwill and intangible assets	5,713	50,983
Impairment of investments	88	—
Cumulative effect of change in accounting principle	974	—
Loss on disposal of property and equipment	87	3,072
Other non-cash items	(762)	—
Changes in operating assets and liabilities
Accounts receivable	2,145	(113)
Prepaid expenses and other assets	510	1,338
Accounts payable and accrued liabilities	(2,272)	(7,170)
Accrued restructuring	(2,335)	5,491
Deferred revenue	1,279	3,944

Net cash used in operating activities	(7,836)	(24,200)
Cash flows from investing activities:
Purchase of property and equipment	(155)	(2,438)

Net cash used in investing activities	(155)	(2,438)
Cash flows from financing activities:
Repayments of borrowings	(410)	(476)
Proceeds from issuance of common stock	509	556

Net cash provided by financing activities	99	80
Effect of exchange rate fluctuation	(27)	(465)

Net decrease in cash and cash equivalents	(7,918)	(27,023)
Cash and cash equivalents, beginning of period	43,750	75,497

Cash and cash equivalents, end of period	$35,832	$48,474

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	9	97

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)    Organization

        Tumbleweed Communications Corp. ("Tumbleweed" or "we") is a leading provider of secure messaging applications for businesses and government organizations using the Internet. Tumbleweed Secure Guardian is a leading enterprise-wide policy-based security framework that offers a wide range of solutions to both protect and extend enterprise networks, move business processes online and enable enterprises to communicate safely over the Internet. Tumbleweed solutions empower organizations to safely share and protect critical information, increase customer loyalty and privacy and reduce costs.

        We maintain our headquarters in Redwood City, California and have incorporated subsidiaries in Japan, Switzerland, the United Kingdom, Germany, the Netherlands, Sweden, France, Australia and Hong Kong. After June 30, 2002, we made a decision to transition from direct sales operations to indirect sales operations in Europe and Japan due to significant sustained declines in the operating results of those regions.

(2)    Basis of Presentation

        The consolidated condensed financial statements as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited and reflect all adjustments (consisting of normal recurring accruals except as otherwise indicated) which are, in the opinion of management, necessary for fair presentation of our financial position and operating results for the interim periods presented.

        The accompanying consolidated condensed financial statements include the accounts of Tumbleweed and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        Restructuring and related charges expensed during the six months ended June 30, 2001 was comprised of the following (in thousands):

Employee separation	$2,642
Facilities charges, asset impairment, and other	6,633
Stock compensation credit, net	(336)

Total restructuring charges	$8,939

        Employee separation for approximately 100 employees included severance pay and medical and other benefits. The restructuring charges were partially offset by a non-cash credit related to previously recorded stock-based compensation on unvested options held by terminated employees. During the quarter ended March 31, 2002, we made lease settlement payments of $2.3 million on facilities no longer required primarily due to the reduction in headcount. As of June 30, 2002, we had no remaining liabilities from the January 2001 restructuring.

(4)    Goodwill Impairment

        During the three months ended March 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface Systems, Inc. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rate, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment was supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition. As a result of the assessment, we recorded a $51.0 million impairment charge to reduce goodwill and other intangible assets to their estimated fair value. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill and other intangible assets using a discount rate of 15%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of March 31, 2001. The remaining intangible assets were amortized in full over their remaining useful life during 2001. The impairment consisted of the following charge (in thousands):

Goodwill	$49,210
Developed and core technology	1,127
Acquired workforce	646

Total impairment	$50,983

        Due to the significant sustained decline in the operating results of Tumbleweed Communications KK ("TKK"), our majority-owned subsidiary in Japan, After June 30, 2002, we performed an impairment assessment of the goodwill recorded in connection with our acquisition of TKK. As a result of the decline, we decided to transition from direct sales operations to indirect sales operations in Japan.

        We identified TKK as a reporting unit and assigned assets (including goodwill and intangible assets) and liabilities to this reporting unit for purposes of the impairment test. We compared the fair value of the reporting unit with its carrying amount and found that the fair value was less than the carrying amount. We then calculated the implied fair value of TKK's goodwill, determined by allocating TKK's fair value to all of its assets (recognized and unrecognized) and liabilities, both of which were measured as of June 30, 2002. This implied fair value of TKK's goodwill was determined to be less than its carrying amount and, therefore, we wrote off $5.7 million in goodwill, which was the remainder of the goodwill balance subsequent to the charge of $974,000 as a cumulative effect of the change in accounting principle. Both of these charges result from impairment assessments, as proscribed under Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets.

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

(6)    Comprehensive Loss

        Comprehensive loss includes our net loss as well as foreign currency translation adjustments, recorded net of tax. Comprehensive loss for the three month and six month periods ending June 30, 2002 and 2001, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(9,446)	$(13,964)	$(14,795)	$(96,258)
Other comprehensive loss—translation adjustments	(30)	(227)	(27)	(465)

Comprehensive loss	$(9,476)	$(14,191)	$(14,822)	$(96,723)

(7)    Segment Information

        As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, our chief operating decision-makers are our Chief Executive Officer ("CEO") and our Chief Operating Officer ("COO"). Our CEO and COO review financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by our CEO and COO is the information presented in the accompanying consolidated statement of operations. Therefore, we operate in a single operating segment, secure messaging applications for businesses using the Internet.

        Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
North America	$5,204	$5,359	$12,527	$7,877
Europe	559	1,857	1,149	2,881
Asia	199	463	380	938

Total	$5,962	$7,679	$14,056	$11,696

        Substantially all of our long-lived assets are located in the United States.

(8)    Contingencies

        On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc., a company we acquired in 2000, and various additional defendants, including Interface's prior president and chief executive officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the United States District Court for the Eastern District of Michigan, which, on April 19, 2002, dismissed with prejudice plaintiffs' class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended Consolidated Complaint that (i) consolidated the separate actions into one action; (ii) added certain new plaintiffs; (iii) withdrew Congressional Securities, Inc. ("CSI") as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation, which are the sole remaining claims in the case. On May 20, 2002, we filed a motion to dismiss these claims, which motion remains pending before the Court. The accompanying financial statements do not include any costs for damages, if any, that might result from this uncertainty. We believe this consolidated action is without merit and intend to vigorously defend against it and seek its dismissal.

(9)    Recent Accounting Pronouncements

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

        We adopted the provisions of SFAS 142 on January 1, 2002. In connection with SFAS 142's transitional goodwill impairment evaluation, we engaged a third-party independent valuation specialist to assess whether there was an indication that goodwill recorded in connection with our acquisition of TKK was impaired as of the date of adoption. To accomplish this, we determined the carrying value of our reporting units by assigning our assets and liabilities, including the existing goodwill and intangible assets, to our reporting units as of the date of adoption. As our TKK reporting unit's carrying amount exceeded its fair value, indicating that TKK's goodwill might be impaired, we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of TKK's goodwill, determined by allocating TKK's fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

        In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We are required to adopt the provisions of SFAS 143 as of January 1, 2003. We do not expect the adoption of SFAS 143 to have a material impact on our financial position or results of operations.

        In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion 30 for the disposal of a segment of a business. By broadening the presentation of discontinued operations to include more disposal transactions, SFAS 144 enhances companies' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

        In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with an exit or disposal activity. SFAS 146 nullifies Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB's conceptual framework. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. We are required to adopt the provisions of SFAS 146 as of January 1, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

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

OVERVIEW

        We are a leading provider of secure messaging applications for businesses and government organizations using the Internet. Tumbleweed Secure Guardian is a leading enterprise-wide policy-based security framework that offers a wide range of solutions to both protect and extend enterprise networks, move business processes online, and enable enterprises to communicate safely over the Internet. Tumbleweed solutions empower organizations to safely share and protect critical information, increase customer loyalty and privacy and reduce costs.

        Secure Guardian provides centralized security for both incoming and outgoing communications and integrates various enterprise applications for safe delivery of all forms of enterprise content. Secure Guardian is based on a platform consisting of the Tumbleweed Secure Policy Gateway and a series of protocol enablers that allow virtually any application to connect to it. The Secure Policy Gateway enables the enterprise to apply security to and manage content policies for bi-directional communications traffic. Policies include protection from viruses or SPAM attacks, as well as protection from dangerous exposure of company, partner or customer confidential information. Tumbleweed protocol enablers allow a wide range of protocols and enterprise systems to be centrally managed from the Secure Policy Gateway to allow organizations to safely extend communications from enterprise applications, groupware and legacy systems.

        Additionally, Tumbleweed Secure Guardian enables a broad spectrum of network extension solutions that help companies leverage the business efficiencies and benefits of the business Internet, including secure communications between trading partners, moving paper-based processes—such as statement presentment—online, and delivery and storage of aggregated enterprise communications into a single, branded secure inbox. Tumbleweed is trusted by 1,000 blue-chip customers including American Century Services Corp.; American Express Travel Related Services Company, Inc.; Amgen Inc.; Beckman Coulter, Inc.; Best Buy Co., Inc.; Broadcom Corp.; Capital One Financial Corp.; ChevronTexaco Corp.; Diners Club International Ltd.; Gap, Inc.; Harley-Davidson, Inc.; JP Morgan Chase & Co.; National Semiconductor Corp.; Phoenix Home Life Insurance Co.; Salomon Smith Barney Inc.; Siebel Systems, Inc.; Union Minere Oxyde (U.K.) Ltd.; the U.S. Food & Drug Administration; Verizon Communications; Wachovia Securities, Inc.; and Wells Fargo & Co. Over 100 of the Fortune 500 use various Tumbleweed solutions today.

        Revenue, which consists of both product and intellectual property ("IP") revenue as well as services revenue, results from new contracts and backlog. We define backlog as deferred revenue and contractual commitments that are not due and payable as of the balance sheet date. Product and IP revenue consists of license and transaction fees, and patent license agreement fees. We typically offer our software products under a perpetual license. Under a perpetual license our customers pay a one-time license fee for the right to use our software. We recognize revenue from perpetual licenses upon shipment when the following provisions are met: (i) persuasive evidence of an arrangement exists, generally based on an executed contract and non-binding purchase order; (ii) the product has been delivered, generally to a common carrier, including electronic distribution; (iii) the fee is fixed and determinable; and (iv) collection of the resulting receivable is reasonably probable. We enter into patent license agreements whereby licensees gain access to one or more of our patents for the duration of the patent(s) in exchange for a licensing fee. We recognize revenue from IP licensing when (i) the patent license agreement is executed and (ii) the amounts due are billable. Transaction revenue is recognized based on payment schedules or transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

        Services revenue consists of consulting fees, training fees, and support and maintenance fees. Revenue from consulting fees related to installation or customization is recognized upon client acceptance or percentage of completion. Training revenue is recognized upon completion of the training. Support and maintenance fees are paid for ongoing customer support and in some instances for the right to receive future upgrades of our products during the term of the maintenance agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided. Revenue from the reseller channel is recognized upon software shipment and the execution of a distribution agreement and receipt of substantive identification of the end-user customer.

        A portion of our revenue comes from our international customers or operations. Most of our international contracts are denominated in foreign currencies. We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations. Therefore, we increasingly may be subject to currency fluctuations, which could harm our operating results in future periods.

        Our future net income and cash flow may be adversely affected by limitations on our ability to apply net operating losses for federal income tax reporting purposes against taxable income in future periods, including limitations due to ownership changes, as defined in Section 382 of the Internal Revenue Code, arising from issuance of stock.

        In January 2001, our Board of Directors approved a restructuring program intended to align our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved consolidating our facilities in the United States and closing international sales office locations in Paris, France; Chatsworth, Australia; and Stockholm, Sweden. The restructuring program also realigned our professional services organization and reduced headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were $8.9 million during the three months ended March 31, 2001, which includes charges related to vacating leased facilities domestically and abroad. As of June 30, 2002, we had no remaining liabilities from the January 2001 restructuring.

        In July 2002, our Board of Directors approved a program to repurchase up to $10 million of our common stock. Although we are not required to purchase any stock under the program, we may purchase shares either in the open market or in negotiated transactions as market and business conditions warrant. The timing and amount of any shares repurchased will be determined by our management based on our evaluation of market conditions and other factors. The purchases will be made at current market prices or in negotiated transactions off the market and will be funded using our working capital. The repurchase program extends over a twelve month period and may be suspended or discontinued at any time.

        After June 30, 2002, we made a decision to transition from direct sales operations to indirect sales operations in Europe and Japan due to significant sustained declines in the operating results of those regions.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 2002 and 2001

Revenue.    Revenue is composed of product and IP revenue and service revenue. Total revenue for the three months ended June 30, 2002 decreased to $6.0 million from $7.7 million for the same three months in 2001. The decrease in revenue for the three month period was due to decreases in revenue from our international regions in Europe and Asia, which decreased to $559,000 from $1.9 million and to $199,000 from $463,000, respectively. Additionally, the decrease in revenue was due to decreases in transaction revenue and consulting revenue. Total revenue for the six months ended June 30, 2002 increased to $14.1 million from $11.7 million for the same six months in 2001. The increase in total revenue for the six month period was due to a number of new contracts being recognized on a subscription basis in the six months ended June 30, 2001 as well as increases in maintenance revenue from growth in our installed customer base in the six months ended June 30, 2002. Revenue from our international regions in Europe and Asia could decrease on a year-over-year basis in future quarters as we transition from direct sales operations to indirect sales operations.

        Product and IP revenue for the three months ended June 30, 2002 decreased to $3.4 million from $5.1 million for the same three months in 2001. The decrease in product and IP revenue for the three month period was due to a drop in transaction revenue and a smaller decrease in license revenue. Product and IP revenue for the six months ended June 30, 2002 increased to $8.9 million from $6.8 million for the same six months in 2001.The increase in product and IP revenue for the six month period was due to a number of new contracts being recognized on a subscription basis in the six months ended June 30, 2001. Additionally, we recognized no IP revenue in the six months ended June 30, 2001.

        Service revenue for the three months ended June 30, 2002 remained at $2.6 million from $2.6 million for the same three months in 2001 as increases in maintenance revenue from growth in our installed customer base were offset by decreases in consulting revenue. Service revenue for the six months ended June 30, 2002 increased to $5.1 million from $4.9 million for the same six months in 2001. The increase in service revenue for the six month period was due to increases in maintenance revenue from growth in our installed customer base.

Cost of Revenue.    Cost of revenue is comprised of product and IP costs and service costs. Product license cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products and bandwidth costs associated with hosting servers for those customers who use our hosting services. Service costs are comprised primarily of personnel and overhead costs related to customer support and contract development projects. Total cost of revenue for the three months ended June 30, 2002 decreased to $1.9 million from $3.1 million for the same three months in 2001. Total cost of revenue for the six months ended June 30, 2002 decreased to $4.0 million from $6.1 million for the same six months in 2001. The decrease in total cost of revenue was primarily due to a decrease in service costs caused by a decrease in headcount and decreased product and IP costs resulting from lower royalty expenses.

Research and Development Expenses.    Research and development expenses are comprised of engineering and related costs associated with the development of our applications, quality assurance and testing. Research and development expenses for the three months ended June 30, 2002 decreased to $2.4 million from $4.4 million for the same three months in 2001. Research and development expenses for the six months ended June 30, 2002 decreased to $5.6 million from $8.1 million for the same six months in 2001. The decrease in research and development expenses was primarily due to a decrease in headcount.

Sales and Marketing Expenses.    Sales and marketing expenses are comprised of salaries, commissions, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Sales and marketing expenses for the three months ended June 30, 2002 decreased to $5.2 million from $10.2 million for the same three months in 2001. Sales and marketing expenses for the six months ended June 30, 2002 decreased to $10.9 million from $19.5 million for the same six months in 2001. The decrease in sales and marketing expenses was primarily due to decreased headcount and lower marketing program expenses.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems, and human resources departments as well as professional fees. General and administrative expenses for the three months ended June 30, 2002 decreased to $798,000 from $2.0 million for the same three months in 2001. General and administrative expenses for the six months ended June 30, 2002 decreased to $2.4 million from $4.3 million for the same six months in 2001. The decrease in general and administrative expenses was primarily due to decreased headcount and lower bad debt expense. The lower bad debt expense resulted from a decline in the receivables portfolio, increased collections efforts and more centralized operations in the United States, and improved geographic and industry mix of our customers.

Stock Compensation Expense.    Stock compensation expense was recorded in connection with the amortization of deferred stock compensation recorded as a result of grants of stock options to non-employees and employees at exercise prices less than the deemed fair value on the grant date, the vesting acceleration of stock options approved for certain employees, and warrants granted to non-employees in exchange for services performed, net of a credit related to stock options granted to employees who were later terminated. The credit resulted from the reversal of accelerated stock compensation expense previously recorded for options cancelled that had not vested. Stock compensation expense for the three months ended June 30, 2002 was a credit of ($367,000) compared to $655,000 for the same three months in 2001. Stock compensation expenses for the six months ended June 30, 2002 was a credit of ($105,000) compared to $2.0 million for the same six months in 2001. The credit to stock compensation expense for the three months and six months ended June 30, 2002 was the result of the termination of certain employees whose options had not yet vested, in excess of continued amortization.

Amortization of Goodwill and Intangible Assets.    Goodwill and other intangible assets resulted from the Interface purchase and, to a lesser extent, our increase in ownership of Tumbleweed KK from 50% to 80% during 2000. In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We adopted the provisions of SFAS 142 effective January 1, 2002. Prior to our adoption of SFAS 142, goodwill and intangible assets were amortized over their respective lives, generally one to five years. Amortization of goodwill and intangible assets for the three months and six months ended June 30, 2002 decreased to $0 and $0, respectively, from $1.7 million and $9.6 million, respectively, for the same three and six months, respectively, in 2001 as a result of the adoption of SFAS 142 and the intangible assets becoming fully amortized in September 2001.

Impairment and Restructuring Expenses.    In January 2001, our Board of Directors approved a restructuring program intended to align our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved consolidating our facilities in the United States and closing international sales office locations in Paris, France; Chatsworth, Australia; and Stockholm, Sweden. The restructuring program also realigned our professional services organization and reduced headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were $8.9 million during the six months ended June 30, 2001, which includes charges related to vacating leased facilities domestically and abroad. As of June 30, 2002, we had no remaining liabilities from the January 2001 restructuring.

        During the three months ended March 31, 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rate, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment was supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition. As a result of the assessment, we recorded a $51.0 million impairment charge to reduce goodwill and other intangible assets to their estimated fair value. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill and other intangible assets using a discount rate of 15%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of March 31, 2001. The remaining intangible assets were amortized in full over their remaining useful life during 2001.

        Due to the significant sustained decline in the operating results of TKK, our majority-owned subsidiary in Japan, After June 30, 2002, we performed an impairment assessment of the goodwill recorded in connection with our acquisition of TKK. As a result of the decline, we decided to transition from direct sales operations to indirect sales operations in Japan.

        We identified TKK as a reporting unit and assigned assets (including goodwill and intangible assets) and liabilities to this reporting unit for purposes of the impairment test. We compared the fair value of the reporting unit with its carrying amount and found that the fair value was less than the carrying amount. We then calculated the implied fair value of TKK's goodwill, determined by allocating TKK's fair value to all of its assets (recognized and unrecognized) and liabilities, both of which were measured as of June 30, 2002. This implied fair value of TKK's goodwill was determined to be less than its carrying amount and, therefore, we wrote off $5.7 million in goodwill, which was the remainder of the goodwill balance subsequent to the charge of $974,000 as a cumulative effect of the change in accounting principle. Both of these charges result from impairment assessments, as proscribed under Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets.

        During the three months ended June 30, 2002 we recorded an impairment charge of $88,000 to write off our investment balance related to a non-public company that we made an investment in during 2000.

Other Income, Net.    Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net, for the three months ended June 30, 2002 decreased to $327,000 from $594,000 for the same three months in 2001. Other income, net, for the six months ended June 30, 2002 decreased to $734,000 from $1.6 million for the same six months in 2001. The decrease in other income, net, is due to the decline in interest rates and a reduction in our cash balances relative to the year-earlier period.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through the issuance of equity securities. On June 30, 2002, we had approximately $36.5 million in cash, cash equivalents, and short-term investments, including restricted cash deposits of $729,000 related to our facilities in Redwood City, California and New York, New York.

        Net cash used in operating activities for the six months ended June 30, 2002 decreased to $7.8 million from $24.2 million for the same six months in 2001. Cash used in operating activities was primarily the result of our net operating loss and adjustments to reconcile net loss to net cash used in operating activities including lease settlement payments of $2.3 million in the three months ended March 31, 2002 on facilities no longer required.

        Net cash used in investing activities for the six months ended June 30, 2002 decreased to $155,000 from $2.4 million for the same six months in 2001. Net cash used in investing activities was comprised of purchases of property and equipment.

        Net cash provided by financing activities for the six months ended June 30, 2002 increased to $99,000 from $80,000 for the same six months in 2001. Cash provided by financing activities was primarily the result of proceeds from the issuance of equity securities under our stock option and employee stock purchase plans, reduced by payments of borrowings.

        As of June 30, 2002, our principal commitments consisted of obligations related to outstanding operating and capital leases and unconditional purchase obligations. Our equipment leases require payment of rental fees to third party leasing providers. In most cases, we have no obligations to purchase the equipment at the end of the lease term. We do not anticipate a substantial increase in capital expenditures in the immediate future. We also do not anticipate an increase in operating lease obligations.

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

        In July 2002, our Board of Directors approved a program to repurchase up to $10 million of our common stock. Although we are not required to purchase any stock under the program, we may purchase shares either in the open market or in negotiated transactions as market and business conditions warrant. The timing and amount of any shares repurchased will be determined by our management based on our evaluation of market conditions and other factors. The purchases will be made at current market prices or in negotiated transactions off the market and will be funded using our working capital. The repurchase program extends over a twelve month period and may be suspended or discontinued at any time.

Contractual Obligations and Commercial Commitments

        Future cash payments for contractual obligations and commercial commitments as of June 30, 2002, are as follows (in thousands):

	2002	2003	2004	2005	2006	After 2006	Total
Operating leases	$1,385	$2,337	$1,758	$128	$—	$—	$5,608
Unconditional purchase obligations	538	826	36	—	—	—	1,400
Debt	165	—	—	—	—	—	165
Capital leases	49	32	3	—	—	—	84

Total	$2,137	$3,195	$1,797	$128	$—	$—	$7,257

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

Revenue Recognition

        We derive our revenue from two sources (i) product and IP revenue, which includes license and transaction fees, as well as patent license agreement fees, and (ii) services revenue, which includes consulting, training, support, and maintenance fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We typically offer our software products under a perpetual license. Our hosting arrangements require customers to pay a one-time license fee for the right to use our software. We enter into patent license agreements whereby licensees gain access to one or more of our patents for the duration of the patent(s) in exchange for a licensing fee. Transaction fees are based on the volume of transactions or contractual minimum volumes. Support and maintenance fees are paid, in general, for ongoing customer support during the term of the maintenance agreement.

        We apply the provisions of Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Software Revenue Recognition with Respect to Certain Arrangements, which generally requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, consulting, training, installation, or post-contract customer support. Fair values are based upon vendor specific objective evidence. If such evidence does not exist for delivered elements, we record revenue using the residual method. If such evidence does not exist for undelivered elements, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered, or revenue is recorded ratably if the only undelivered element is post-contract customer support. For undelivered elements such as consulting services where we can not ascertain the extent of services a customer may implement, the fair value of the consulting services is estimated to be the maximum amount to which the customer is entitled.

        We recognize revenue from perpetual licenses upon shipment when the following provisions are met: (i) persuasive evidence of an arrangement exists, generally based on an executed contract and non-binding purchase order; (ii) the product has been delivered, generally to a common carrier, including electronic distribution; (iii) the fee is fixed and determinable; and (iv) collection of the resulting receivable is reasonably probable. We recognize revenue from IP when (i) the patent license agreement is executed and (ii) the amounts due are billable. Transaction revenue is recognized based on payment schedules or transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

        Consulting revenue related to installation or customization is recognized upon client acceptance or percentage of completion. Training revenue is recognized upon completion of the training. Revenue from support and maintenance is recognized ratably over the period the support is provided.

        Revenue from the reseller channel is recognized upon software shipment and the execution of a distribution agreement and receipt of substantive identification of the end-user customer.

        We assess collectability based on a number of factors, including past transaction history with the customer and the credit-worthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue at the time collection becomes probable, which is generally upon receipt of cash.

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

        SFAS 142, Goodwill and Other Intangible Assets, became effective on January 1, 2002 and as a result, we ceased amortizing approximately $6.7 million of goodwill. During the quarter ended June 30, 2002, due to the significant sustained decline in the operating results of TKK, we performed an impairment assessment of the goodwill recorded in connection with our acquisition of TKK. As a result of the decline, After June 30, 2002, we decided to transition from direct sales operations to indirect sales operations in Japan. As a result of the assessment, we wrote off $5.7 million in goodwill, which was the remainder of the goodwill balance subsequent to the charge of $974,000 as a cumulative effect of the change in accounting principle, as proscribed under SFAS 142.

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED.

Because we are in an early stage of development and have a history of losses, it is difficult to evaluate our business and we may face expenses, delays and difficulties.

        We have only a limited operating history upon which an evaluation can be based. Accordingly, our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies in a similarly early stage of development, particularly companies engaged in new and rapidly evolving markets like ours. We incurred net losses of $114.2 million, $69.8 million, and $24.2 million in the years ended December 31, 2001, 2000, and 1999, respectively. As of June 30, 2002, we had incurred cumulative net losses of $264.0 million.

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

        Our services revenue historically has been comprised largely of implementation, customization, training and consulting fees as well as customer support contracts. Our ability to receive revenue from services is subject to multiple risks, including the risk that we may not be able to meet increasing customer demand because of a lack of adequately trained personnel, and the risk that customers may not timely accept the services provided and delay payment for such services.

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

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

        The revenue growth and profitability of our business depends on the overall demand for our products, our intellectual property, and our services, particularly within the industries in which we offer specific versions of our products. Because our sales are primarily to customers in the financial services, health care, and government industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. The progressive weakening of the global economy, the weakening of the information technology industry, and the weakening of the business conditions within the above industries has caused a decrease in our software license revenues. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues and growth rates.

        In addition, the financial, political, economic and other uncertainties following the terrorist attacks upon the United States have led to a further weakening of the global economy, and have created an uncertain economic environment. We cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on our customers or business. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect spending on information technology and on our software license revenue, as well as have an adverse effect on our business, financial condition or results of operations.

Restructuring of operations and other cost reducing measures we have implemented may not achieve the results we intend and even may harm our business.

        In January 2001, we announced a restructuring of our business, which included a reduction in force and the closure of three international locations. Since that time we have engaged in other ongoing measures to reduce expenses and establish an enterprise that is appropriate for our expected revenue levels including making a decision to transition from direct sales operations to indirect sales operations in Europe and Japan After June 30, 2002. The planning and implementation of these efforts have placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the actions undertaken to restructure the business may negatively affect our employee turnover, recruiting and retention of important employees. If we are unable to implement our restructuring effectively or if we experience difficulties in carrying out the restructuring, our expenses could increase more quickly than we expect. If we find that the actions taken to date did not sufficiently decrease the growth of our expenses, we may find it necessary to implement further streamlining of our expenses, to perform additional reductions in our headcount or to undertake additional restructurings of our business.

We may have insufficient cash reserves to see us through to profitability.

        As of June 30, 2002, we had cash and short-term investments of $36.5 million and incurred cumulative net losses of $264.0 million. Our current cash reserves, especially in light of our $10 million stock repurchase program authorized in July of 2002, may be insufficient in the face of either lower than expected revenues or extraordinary or unexpected cash expenses. As a result, we may be required to raise funds through public or private financings, strategic relationships, or other arrangements. Funding, if needed, however, may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs, or take other steps that could harm our business.

A limited number of customers account for a high percentage of our revenue, and the failure to maintain or expand these relationships could harm our business.

        The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. For the six months ended June 30, 2002 one customer comprised approximately 11% of our revenue. For the six months ended June 30, 2001, no single customer comprised 10% or more of our revenue. In the three months ended June 30, 2002 and 2001, five customers comprised approximately 24% and 32%, respectively, of our revenue.

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

        Our principal competition in the secure document delivery and statement presentment market area comes from other online communication or information security service providers, some of which have services or products that are intended to compete directly with our products or that could be used as alternatives to our products. Examples of some of these providers are Automatic Data Processing, Inc.; DST Systems, Inc.; PostX Corporation; and Sigaba Corporation. Our solutions can be an alternative to traditional mail and courier delivery services such as those offered by Federal Express Corporation, UPS, or the U.S. Postal Service, and to general purpose e-mail applications and services. In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products or through their product development in the area of secure online communication services. These companies include International Business Machines Corporation/Lotus Development Corporation, and Microsoft Corporation.

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

        We restructured our business in 2001, which has placed, and continues to place, a significant strain on managerial, informational, administrative and operational resources. Our current systems, procedures and controls may not be adequate to achieve the rapid execution necessary to effectively operate within the market for our products and services. We need to continue to enhance and improve our managerial capacity, and improve or replace our existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair our ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of our business plan. Despite our restructuring, we expect that we may need to expand elements of our employee base on a selective basis. Our management may not be able to hire, train, retain, motivate and manage required personnel. In addition, our management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If we cannot manage growth effectively, our business and operating results could suffer. Finally, we may have operational, customer service and financial systems that are not appropriate for our current estimated size. Moving to more appropriate office systems may also place a strain on our current systems and require financial expenditures to end the commitments on other systems.

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

        We invested significant financial and managerial resources to expand our sales and marketing operations in international markets and have opened sales offices in Germany, Hong Kong, Japan, the Netherlands, Switzerland, and the United Kingdom. For the three months ended June 30, 2002 and 2001, we derived 12%, and 30%, respectively, of our revenue from international operations. However, to date, we have limited experience in international operations and may not be able to compete effectively in international markets. After June 30, 2002, we made a decision to transition from direct sales operations to indirect sales operations in Europe and Japan due to significant sustained declines in the operating results of those regions which could further adversely affect revenue from those areas or limit our growth opportunities there.

A component of our long-term strategy is to further expand into international markets. In this regard, we may encounter difficulties such as:

  •
  difficulty in transitioning from direct sales operations to indirect sales operations in Europe and Japan,

  •
  unexpected changes in regulatory requirements and trade barriers applicable to the Internet or our business,

  •
  seasonal reductions in business activity and economic downturns, in particular, in Europe and Asia,

  •
  longer payment cycles and problems in collecting accounts receivable,

  •
  problems associated with the conversion of various European currencies into a single currency, the Euro,

  •
  legal challenges or regulatory requirements related to the export or import of encryption technologies,

  •
  differing technology standards, and

  •
  reduced protection for intellectual property rights in certain countries in which we operate or plan to operate.

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

        We must continue to identify, recruit, hire, train, retain and motivate highly skilled technical, managerial, sales, marketing and customer service personnel. Competition for these personnel is intense, and we may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, we may encounter difficulties in recruiting a sufficient number of qualified software developers and sales personnel, and we may not be able to retain these employees. The failure to recruit and retain necessary technical, managerial, sales, merchandising, marketing and customer service personnel could harm our business and our ability to obtain new customers and develop new products. Although we have used and continue to use stock options as a retention tool, many of our employees hold stock options that are "underwater" (i.e., the market price of our stock is below their option exercise price), and these options may be ineffective as a retention tool. Our employee turnover may increase if outstanding stock options continue to remain underwater and we do not adjust the option exercise prices. Any adjustment of stock option exercise prices may result in dilution to our stockholders and depress our stock price.

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

Interface Systems, Inc., a Tumbleweed subsidiary, is a defendant in a purported securities lawsuit.

        On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc., a company we acquired in 2000, and various additional defendants, including Interface's prior president and chief executive officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the United States District Court for the Eastern District of Michigan, which, on April 19, 2002, dismissed with prejudice plaintiffs' class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended Consolidated Complaint that (i) consolidated the separate actions into one action; (ii) added certain new plaintiffs; (iii) withdrew Congressional Securities, Inc. ("CSI") as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation, which are the sole remaining claims in the case. On [month date], 2002, we filed a motion to dismiss these claims, which motion remains pending before the Court. The accompanying financial statements do not include any costs for damages, if any, that might result from this uncertainty. We believe this consolidated action is without merit and intend to vigorously defend against it and seek its dismissal.

        Although we believe this lawsuit is without merit, no assurance can be given about its outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results.

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

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc., a company we acquired in 2000, and various additional defendants, including Interface's prior president and chief executive officer, Robert A. Nero and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three cases contain substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints seek relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On September 27, 2000, we filed (i) a motion to strike or dismiss for failure to meet the certification requirements of the Private Securities Litigation Reform Act, (ii) a motion to dismiss for failure to state a claim, and (iii) a motion to dismiss because of improper venue, or in the alternative, motion to transfer the lawsuits to the Eastern District of Michigan. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the Eastern District of Michigan, and left the decision on the pending motions to dismiss to the transferee Court. On April 19, 2002, the Court dismissed with prejudice plaintiffs' class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended Consolidated Complaint that (i) consolidated the separate actions into one action; (ii) added certain new plaintiffs; (iii) withdrew Congressional Securities, Inc. ("CSI") as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation, which are the sole remaining claims in the case. On May 20, 2002, we filed a motion to dismiss these claims, which motion remains pending before the Court. The accompanying financial statements do not include any costs for damages, if any, that might result from this uncertainty. We believe this consolidated action is without merit and intend to vigorously defend against it and seek its dismissal.

        Although we believe these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending these complaints could harm future operating results.

        On May 7, 2002 we sued PayPal, Inc. alleging infringement of our U.S. Patent No. 5,790,790 and our U.S. Patent No. 6,192,407. On May 28, 2002, PayPal filed an answer and counterclaims denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. The litigation is proceeding and is currently in the claim construction phase.

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

Interest Rate Sensitivity

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of June 30, 2002, none of our cash equivalents were subject to market risk.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 30, 2002, we held our Annual Meeting of Stockholders. The stockholders voted on the following matters:

1)    Election of directors: Christopher Greendale, David Marquardt and Standish O'Grady were nominated and elected as Class III directors for a term expiring in 2005. Votes were counted as follows:

	For	Against	Broker Withheld	Nonvotes
Christopher Greendale	20,157,498	0	106,655	0
David Marquardt	20,157,264	0	106,889	0
Standish O'Grady	19,954,009	0	310,655	0

2)    Ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2002. The selection of KPMG LLP was ratified by a vote of 22,843,550 for and 234,540 votes against, with 26,753 votes withheld or abstaining and no shares non-voting.

ITEM 6—EXHIBITS

Exhibit 99.1    Certification of CEO

Exhibit 99.2    Certification of CFO

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.
Date: August 14, 2002	By:	/s/ Jeffrey C. Smith Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2002	By:	/s/ Gregory M. Capitolo Gregory M. Capitolo Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)