Form 10-Q
period 2002-09-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2002-11-14
CIK 1022509

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of common stock outstanding as of October 31, 2002 was 30,452,275.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$30,828	$43,750
Accounts receivable, net	4,530	6,795
Prepaid expenses and other current assets	1,122	2,022

Total current assets	36,480	52,567
Property and equipment, net	2,342	4,935
Goodwill, net	—	6,687
Other assets	772	1,121

Total assets	$39,594	$65,310

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,988	$2,738
Current installments of long-term debt	166	379
Accrued liabilities	4,577	8,067
Accrued restructuring	—	2,335
Deferred revenue	7,055	6,330

Total current liabilities	13,786	19,849
Long-term debt, excluding current installments	118	194
Deferred revenue	1,219	1,568
Other long-term liabilities	—	248

Total liabilities	15,123	21,859
Minority interest	—	356
Stockholders' equity:
Common stock	31	31
Additional paid-in capital	293,387	294,727
Treasury stock	(726)	—
Deferred compensation expense	(111)	(1,834)
Accumulated other comprehensive loss	(631)	(585)
Accumulated deficit	(267,479)	(249,244)

Total stockholders' equity	24,471	43,095
Total liabilities and stockholders' equity	$39,594	$65,310

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue
Product and intellectual property revenue	$3,384	$4,958	$12,295	$12,117
Service revenue	2,167	3,197	7,312	7,734

Total revenue	5,551	8,155	19,607	19,851
Cost of revenue(1)	1,596	3,013	5,630	9,150

Gross profit	3,955	5,142	13,977	10,701
Operating expenses:
Research and development(2)	2,286	3,615	7,902	11,738
Sales and marketing(3)	3,944	8,472	14,802	27,984
General and administrative(4)	909	2,286	3,310	6,537
Stock-based compensation	(175)	618	(280)	2,607
Amortization of goodwill and intangible assets	—	1,485	—	11,069
Impairment of goodwill and intangible assets	—	—	5,713	50,983
Restructuring expenses(5)	—	—	—	8,939

Total operating expenses	6,964	16,476	31,447	119,857

Operating loss	(3,009)	(11,334)	(17,470)	(109,156)
Other income, net	25	439	760	2,064
Impairment of investments	(455)	—	(543)	—

Net loss before provision for taxes	(3,439)	(10,895)	(17,253)	(107,092)
Provision for (benefit from) taxes	2	(4)	8	57

Net loss before cumulative effect of change in accounting principle	(3,441)	(10,891)	(17,261)	(107,149)
Cumulative effect of change in accounting principle	—	—	(974)	—

Net loss	$(3,441)	$(10,891)	$(18,235)	$(107,149)

Net loss per share—basic and diluted	$(0.11)	$(0.36)	$(0.59)	$(3.56)

Weighted average shares—basic and diluted	30,682	30,296	30,723	30,086

Pro forma amounts assuming change in accounting principle is applied retroactively:
Net loss	(3,441)	(9,751)	(17,261)	(98,602)
Net loss per share—basic and diluted	$(0.11)	$(0.32)	$(0.56)	$(3.28)

(1)
Exclusive of non-cash stock-based compensation expense (credit) of $(85) and $97 for the three months ended September 30, 2002, and 2001, respectively, and $2 and $261 for the nine months ended September 30, 2002, and 2001, respectively. Amounts are included in stock-based compensation expenses.

(2)
Exclusive of non-cash stock-based compensation expense (credit) of $(1) and $90 for the three months ended September 30, 2002, and 2001, respectively, and $28 and $593 for the nine months ended September 30, 2002, and 2001, respectively. Amounts are included in stock-based compensation expenses.

(3)
Exclusive of non-cash stock-based compensation expense (credit) of $(99) and $366 for the three months ended September 30, 2002, and 2001, respectively, and $(363) and $1,470 for the nine months ended September 30, 2002, and 2001, respectively. Amounts are included in stock-based compensation expenses.

(4)
Exclusive of non-cash stock-based compensation expense of $10 and $65 for the three months ended September 30, 2002, and 2001, respectively, and $53 and $619 for the nine months ended September 30, 2002, and 2001, respectively. Amounts are included in stock-based compensation expenses.

(5)
Exclusive of non-cash stock-based compensation credit of $0 and $(336) for the nine months ended September 30, 2002 and 2001, respectively. Amounts are included in stock-based compensation expenses.

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(18,235)	$(107,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	(280)	2,607
Depreciation and amortization	2,491	14,150
Bad debt expense	532	1,670
Minority interest	(356)	(173)
Impairment of goodwill and intangible assets	5,713	50,983
Loss on sale of short-term investments	291	—
Impairment of investments	543	—
Cumulative effect of change in accounting principle	974	—
Loss on disposal of property and equipment	253	3,694
Other non-cash items	(762)	—
Changes in operating assets and liabilities:
Accounts receivable	1,733	793
Prepaid expenses and other assets	706	686
Accounts payable and accrued liabilities	(4,240)	(7,227)
Accrued restructuring	(2,335)	5,491
Deferred revenue	376	4,873

Net cash used in operating activities	(12,642)	(29,602)
Cash flows from investing activities:
Purchase of property and equipment	(189)	(2,875)
Sale of short-term investments	555	—

Net cash provided by (used in) investing activities	366	(2,875)
Cash flows from financing activities:
Repayments of borrowings	(537)	(522)
Repurchases of common stock	(726)	—
Proceeds from issuance of common stock	663	687

Net cash provided by (used in) financing activities	(600)	165
Effect of exchange rate fluctuation	(46)	(332)

Net decrease in cash and cash equivalents	(12,922)	(32,644)
Cash and cash equivalents, beginning of period	43,750	75,497

Cash and cash equivalents, end of period	$30,828	$42,853

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$14	$108

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

(1)  Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by Tumbleweed Communications Corp. ("Tumbleweed" or "we") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, we believe that that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the SEC on March 29, 2002.

        The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of September 30, 2002, and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. The results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results expected for the full fiscal year.

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

        Restructuring and related charges expensed during the nine months ended September 30, 2001 were comprised of the following (in thousands):

Employee separation	$2,642
Facilities charges, asset impairment, and other	6,633
Stock compensation credit, net	(336)

Total restructuring charges	$8,939

        Employee separation for approximately 100 employees included severance pay and medical and other benefits. The restructuring charges were partially offset by a non-cash credit related to previously recorded stock-based compensation on unvested options held by terminated employees. During the quarter ended March 31, 2002, we made lease settlement payments of $2.3 million on facilities no longer required primarily due to the reduction in headcount. As of September 30, 2002, we had no remaining liabilities from the January 2001 restructuring.

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

        We adopted the provisions of Statement of Financial Accounting Standards ("SFAS") 142, Goodwill and Other Intangible Assets, on January 1, 2002. In connection with SFAS 142's transitional goodwill impairment evaluation, we engaged a third-party independent valuation specialist to assess whether there was an indication that goodwill recorded in connection with our acquisition of Tumbleweed Communications KK ("TKK"), our majority-owned subsidiary in Japan, was impaired as of the date of adoption. To accomplish this, we determined the carrying value of our reporting unit by assigning our assets and liabilities, including the existing goodwill and intangible assets, to our reporting unit as of the date of adoption. As our TKK reporting unit's carrying amount exceeded its fair value, indicating that TKK's goodwill might be impaired, we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of TKK's goodwill, determined by allocating TKK's fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

        During the six months ended June 30, 2002, TKK experienced a sustained decline in operations. As a result of this decline, as of June 30, 2002, we wrote-off $5.7 million in goodwill, which was the remainder of the goodwill balance. During the three months ended September 30, 2002 we decided to change our sales distribution model in Japan from direct sales operations to indirect sales operations. To initiate this change in Japan and based on our review of the financial position of TKK, we began the liquidation of TKK. As a result of the liquidation of TKK, during the three months ended September 30, 2002 we recorded a net operating expense of $377,000 related to the write-off of the balance sheet of TKK and our eighty percent equity position in TKK.

(4)  Net Loss Per Share

        Basic and diluted net loss per common share are presented in conformity with SFAS 128, Earnings Per Share, for all periods presented. In accordance with SFAS 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

        The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(3,441)	$(10,891)	$(18,235)	$(107,149)
Basic and diluted:
Weighted average shares of common stock outstanding	30,682	30,310	30,725	30,094
Less: Weighted average shares subject to repurchase	—	(14)	(2)	(8)
Weighted average shares used in computing basic and diluted net loss per common share	30,682	30,296	30,723	30,086

Basic and diluted net loss per share	$(0.11)	$(0.36)	$(0.59)	$(3.56)

        We exclude potentially dilutive securities from our diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following common stock equivalents were excluded from the net loss per share computation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Warrants and options excluded for which the exercise price was less than the average fair market value of our common stock during the period but were excluded as inclusion would decrease our net loss per share	90	1,497	318	1,103
Warrants and options excluded due to the exercise price exceeding the average fair market value of our common stock during the period	7,189	4,589	4,694	3,488
Common shares excluded resulting from common stock subject to repurchase	—	14	2	8

Total common stock equivalents excluded from diluted net loss per share	7,279	6,100	5,014	4,599

(5)  Comprehensive Loss

        Comprehensive loss includes our net loss as well as foreign currency translation adjustments, recorded net of tax. Comprehensive loss for the three and nine months ending September 30, 2002 and 2001, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(3,441)	$(10,891)	$(18,235)	$(107,149)
Other comprehensive loss—translation adjustments	(19)	133	(46)	(332)

Comprehensive loss	$(3,460)	$(10,758)	$(18,281)	$(107,481)

(6)  Segment Information

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

        Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
North America	$5,224	$6,314	$17,751	$14,191
Europe	303	722	1,452	3,603
Asia	24	1,119	404	2,057

Total	$5,551	$8,155	$19,607	$19,851

        Substantially all of our long-lived assets are located in the United States.

(7)  Contingencies

        On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc. (a company Tumbleweed acquired in 2000) and various additional defendants, including Interface's prior president and chief executive officer, Robert A. Nero, and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three complaints contained substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints sought relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the United States District Court for the Eastern District of Michigan, which, on April 19, 2002, dismissed with prejudice plaintiffs' class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended

Consolidated Complaint that (i) consolidated the separate actions into one action, (ii) added certain new plaintiffs, (iii) withdrew Congressional Securities, Inc. as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation, which are the sole remaining claims in the case. On May 20, 2002, we filed a motion to dismiss these claims, which motion has remained pending before the Court while the case has continued to proceed through the discovery phase. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty. We believe this consolidated action is without merit and intend to vigorously defend against it and seek its dismissal.

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

        We adopted the provisions of SFAS 142 on January 1, 2002. In connection with SFAS 142's transitional goodwill impairment evaluation, we engaged a third-party independent valuation specialist to assess whether there was an indication that goodwill recorded in connection with our acquisition of TKK was impaired as of the date of adoption. To accomplish this, we determined the carrying value of our reporting unit by assigning our assets and liabilities, including the existing goodwill and intangible assets, to our reporting unit as of the date of adoption. As our TKK reporting unit's carrying amount exceeded its fair value, indicating that TKK's goodwill might be impaired, we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of TKK's goodwill, determined by allocating TKK's fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

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

OVERVIEW

        We are a leading provider of secure messaging applications for businesses and government organizations using the Internet. Tumbleweed enables business to share sensitive information via e-mail with customers and partners, transforming e-mail from a potential source of liability and drain on resources into a tool for enhancing communication and maximizing productivity. By deploying our secure messaging solutions, businesses enhance customer service, automate traditional paper and voice-based processes, enable secure collaboration with partners, comply with government and company policies to limit liability, enhance employee productivity, and prevent network disruption.

        Our suite of secure messaging products provide solutions to some of today's most pressing productivity, customer service and online security needs. By deploying some or all of our solutions, our customers can:

  •
  Defend their top line against competitors by expanding their existing e-channel to include secure e-mail customer service applications;

  •
  Improve their bottom line by moving expensive paper- and phone-based processes online;

  •
  Minimize the organization's liability by ensuring that internal and customer communications comply with company, HR or government regulations, including GLBA and HIPAA;

  •
  Maximize communications with partners, while at the same time protecting valuable intellectual property through secure collaborative partner networks; and

  •
  Reduce network congestion as well as enhance employee productivity by keeping spam and e-mail viruses away from the enterprise

        Every industry and organization has unique requirements that change and grow over time. Our suite of secure messaging solutions are designed to be highly flexible, extensible, and scalable. By combining our solutions, organizations can build a comprehensive, enterprise e-mail communications framework that can be mixed and matched to address both immediate and long-term secure communications and customer service needs. Our solutions are being used by some of the world's most demanding companies to provide a secure messaging framework that enhances communication and boosts productivity, while dramatically reducing the costs associated with paper- and phone-based processes.

        Revenue, which consists of both product and intellectual property ("IP") revenue as well as services revenue, results from new contracts and backlog. We define backlog as deferred revenue, and contractual commitments that are not due and payable as of the balance sheet date. Product and IP revenue consists of license and transaction fees, and patent license agreement fees. support and maintenance, consulting, and training fees.

        A portion of our revenue comes from our international customers or operations. Most of our international contracts are denominated in foreign currencies. We currently do not have hedging or similar arrangements to protect us against foreign currency fluctuations. Therefore, we may be subject to currency fluctuations, which could harm our operating results in future periods.

        During the three months ended September 30, 2002, we made a decision to transition from direct sales operations to indirect sales operations in Europe and Japan due to sustained declines in the operating results of those regions. In Europe, we are winding down our direct sales operations and have signed a reseller agreement with a distributor to sell our products there. In Japan, we reviewed the financial position of TKK, and given the financial position, we began the liquidation of TKK.

        Our future net income and cash flow may be adversely affected by limitations on our ability to apply net operating losses for federal income tax reporting purposes against taxable income in future periods, including limitations due to ownership changes, as defined in Section 382 of the Internal Revenue Code, arising from issuance of stock.

        In January 2001, our Board of Directors approved a restructuring program intended to align our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved consolidating our facilities in the United States and closing international sales office locations in Paris, France; Chatsworth, Australia; and Stockholm, Sweden. The restructuring program also realigned our professional services organization and reduced headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were $8.9 million during the three months ended March 31, 2001, which includes charges related to vacating leased facilities domestically and abroad. As of September 30, 2002, we had no remaining liabilities from the January 2001 restructuring.

        In August 2002, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock. Although we are not required to purchase any stock under the program, we may purchase shares either in the open market or in negotiated transactions as market and business conditions warrant. The timing and amount of any shares repurchased are determined by our management based on our evaluation of market conditions and other factors. The purchases are made at current market prices or in negotiated transactions off the market and are funded using our working capital. The repurchase program extends over a twelve month period and may be suspended or discontinued at any time. During the three months ended September 30, 2002 we repurchased 654,000 shares of our common stock for $726,000. In October 2002, we adopted a 10b5-1 plan, which allows us to repurchase our stock under our repurchase program during a period in which we are in possession of material non-public information, provided we previously communicated repurchase instructions to our broker at a time when we were not in possession of such material non-public information. The 10b5-1 plan does not increase the aggregate $10.0 million amount authorized for repurchase purposes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments in determining the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates, including those related to revenue recognition, customer arrangements, collectability of accounts receivable, valuation of assets, and contingencies and litigation. When making estimates, we consider our historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        We believe that the following critical accounting policies represent areas where significant judgments and estimates have been used in the preparation of our consolidated financial statements.

Revenue Recognition

        We derive our revenue from two sources (i) product and IP revenue, which includes license and transaction fees, as well as patent license agreement fees, and (ii) services revenue, which includes support and maintenance, consulting, and training fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

        We typically offer our software products under a perpetual license. Our hosting arrangements require customers to pay a one-time license fee for the right to use our software. We enter into patent license agreements whereby licensees gain access to one or more of our patents for the duration of the patent(s) in exchange for a licensing fee. Transaction fees are based on the volume of transactions or contractual minimum volumes. Support and maintenance fees are paid, in general, for ongoing customer support during the term of the maintenance agreement, and in some instances for the right to receive future updates and upgrades of our products during the term of the maintenance agreement. For consulting engagements, we receive fees on either a monthly basis, a milestone basis, or at the completion of the engagement.

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

        We recognize revenue from perpetual licenses upon shipment when the following provisions are met: (i) persuasive evidence of an arrangement exists, generally based on an executed contract and non-binding purchase order; (ii) the product has been delivered, generally to a common carrier, including electronic distribution; (iii) the fee is fixed and determinable; and (iv) collection of the resulting receivable is reasonably probable. We recognize revenue from IP when (i) the patent license agreement is executed and (ii) the amounts due are billable. For contracts with extended payment terms, we recognize revenue as payments become due from the customer. Transaction revenue is recognized based on payment schedules or transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

        Revenue from support and maintenance is recognized ratably over the period the support is provided. Consulting revenue related to installation or customization is recognized upon client acceptance or percentage of completion. Training revenue is recognized upon completion of the training.

        Revenue from the reseller channel is recognized upon software shipment, the execution of a distribution agreement with the reseller, and the receipt of substantive identification of the end-user customer.

        When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (i) the criteria set forth above have been met, (ii) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (iii) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized under the percentage of completion contract method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. We follow this method since reasonably dependable estimates of the revenue and costs applicable to various stages of a contract can be made.

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

Valuation of Allowance for Doubtful Accounts

        We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We must make estimates of the collectability of our accounts receivables. We specifically analyze accounts receivable, including review of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, aging of the balance, geographic and industry mix, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made.

Valuation of Privately-Held Investments

        Our determination of impairment related to certain equity investments in privately held companies is based on the latest available valuation of such investment, or, if unavailable, our assumptions related to projected operating results of the privately held company and potential effects of declines in market trends. Future events that adversely change the assumptions we use to determine valuation of investments may require us to record charges for impairment of the carrying value of our investments.

Valuation of Long-Lived Assets and Goodwill

        We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following:

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

        SFAS 142 became effective on January 1, 2002 and as a result, we ceased amortizing approximately $6.7 million of goodwill. In connection with SFAS 142's transitional goodwill impairment evaluation, we engaged a third-party independent valuation specialist to assess whether there was an indication that goodwill recorded in connection with our acquisition of TKK was impaired as of the date of adoption. To accomplish this, we determined the carrying value of our reporting unit by assigning our assets and liabilities, including the existing goodwill and intangible assets, to our reporting unit as of the date of adoption. As our TKK reporting unit's carrying amount exceeded its fair value, indicating that TKK's goodwill might be impaired, we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of TKK's goodwill, determined by allocating TKK's fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

        During the six months ended June 30, 2002, TKK experienced a sustained decline in operations. As a result of this decline, as of June 30, 2002, we wrote-off $5.7 million in goodwill, which was the remainder of the goodwill balance. During the three months ended September 30, 2002 we decided to change our sales distribution model in Japan from direct sales operations to indirect sales operations. To initiate this change in Japan and based on our review of the financial position of TKK, we began the liquidation of TKK. As a result of the liquidation of TKK, during the three months ended September 30, 2002 we recorded a net operating expense of $377,000 related to the write-off of the balance sheet of TKK and our eighty percent equity position in TKK.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended September 30, 2002 and 2001

        Revenue.    Revenue consists of product and IP revenue and service revenue. Total revenue for the three months ended September 30, 2002 decreased to $5.6 million from $8.2 million for the same three months in 2001. The decrease in revenue for the three month period was due to decreases in consulting revenue and transaction revenue caused by our reduced strategic focus on consulting and transaction revenue, as well as decreases in revenue from our international regions in Europe and Asia, which decreased to $303,000 from $722,000 and to $24,000 from $1.1 million, respectively. Total revenue for the nine months ended September 30, 2002 decreased to $19.6 million from $19.9 million for the same nine months in 2001. The decrease in total revenue for the nine month period was due to decreases in revenue from our international regions in Europe and Asia, which decreased to $1.5 million from $3.6 million and to $404,000 from $2.1 million, respectively. These decreases were partially offset by an increase in maintenance revenue from growth in our installed customer base in the nine months ended September 30, 2002. Revenue from our international regions in Europe and Asia could decrease on a year-over-year basis in future quarters as we transition from direct sales operations to indirect sales operations in those regions.

        Product and IP revenue for the three months ended September 30, 2002 decreased to $3.4 million from $5.0 million for the same three months in 2001. The decrease in product and IP revenue for the three month period was due to a drop in transaction revenue caused by our reduced strategic focus on transaction revenue, and a drop in license revenue from our international regions in Europe and Asia. Product and IP revenue for the nine months ended September 30, 2002 increased to $12.3 million from $12.1 million for the same nine months in 2001.

        Service revenue for the three months ended September 30, 2002 decreased to $2.2 million from $3.2 million for the same three months in 2001. Service revenue for the nine months ended September 30, 2002 decreased to $7.3 million, or 29% of revenue from $7.7 million, or 37% of revenue, for the same nine months in 2001. The decrease in service revenue for the three and nine month periods was due to a decrease in consulting revenue caused by our reduced strategic focus on consulting revenue, offset in part by an increase in maintenance revenue from growth in our installed customer base.

        Cost of Revenue.    Cost of revenue is comprised of product and IP costs and service costs. Product license cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products. Service costs are comprised primarily of personnel and overhead costs related to customer support and contract development projects. Total cost of revenue for the three months ended September 30, 2002 decreased to $1.6 million, or 29% of revenue, from $3.0 million, or 37% of revenue, for the same three months in 2001. Total cost of revenue for the nine months ended September 30, 2002 decreased to $5.6 million, or 29% of revenue, from $9.2 million, or 46% of revenue, for the same nine months in 2001. The decrease in total cost of revenue, as a percentage of revenue, for the three and nine month periods was due to a shift in our services revenue mix to higher margin support and maintenance revenue from lower margin consulting revenue. The decrease in total cost of revenue, in absolute dollars, for the three and nine month periods was primarily due to a decrease in service costs caused by a decrease in headcount. The decrease in headcount was driven by (i) our increased focus regarding the direct implementation and development of our core products, and (ii) the transition from direct sales operations to indirect sales operations in Europe and Asia. Cost of revenue from our international regions in Europe and Asia could decrease on a year-over-year basis in future quarters as we transition from direct sales operations to indirect sales operations in those regions.

        Research and Development Expenses.    Research and development expenses are comprised of engineering and related costs associated with the development of our applications, quality assurance and testing. Research and development expenses for the three months ended September 30, 2002 decreased to $2.3 million from $3.6 million for the same three months in 2001. Research and development expenses for the nine months ended September 30, 2002 decreased to $7.9 million from $11.7 million for the same nine months in 2001. The decrease in research and development expenses for the three and nine month periods was primarily due to a decrease in headcount and a reduction in depreciation expense due to lower capital expenditures. The decrease in headcount is due to our decision to reduce the number of our product offerings and outsource development for non-core product offerings.

        Sales and Marketing Expenses.    Sales and marketing expenses are comprised of salaries, commissions, travel expenses and costs associated with marketing programs. Sales and marketing expenses for the three months ended September 30, 2002 decreased to $3.9 million from $8.5 million for the same three months in 2001. Sales and marketing expenses for the nine months ended September 30, 2002 decreased to $14.8 million from $28.0 million for the same nine months in 2001. The decrease in sales and marketing expenses for the three and nine month periods was primarily due to decreased headcount as well as lower marketing program expenses. The decrease in headcount was due to (i) a shift in our sales focus towards large accounts in target verticals which allowed us to reduce the number of direct sales representatives in North America, and (ii) the transition from direct sales operations to indirect sales operations in Europe and Asia. Sales and marketing expenses from our international regions in Europe and Asia could decrease on a year-over-year basis in future quarters as we transition from direct sales operations to indirect sales operations in those regions.

        General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems, and human resources departments as well as professional fees. General and administrative expenses for the three months ended September 30, 2002 decreased to $909,000 from $2.3 million for the same three months in 2001. General and administrative expenses for the nine months ended September 30, 2002 decreased to $3.3 million from $6.5 million for the same nine months in 2001. The decrease in general and administrative expenses for the three and nine month periods was primarily due to decreased headcount, a reduction in depreciation expense due to lower capital expenditures, reduced expenses on application service providers for our enterprise software systems, and lower bad debt expense. The lower bad debt expense resulted from a decline in the receivables portfolio, increased collections efforts and more centralized operations in the United States, and improved geographic and industry mix of our customers.

        Stock Compensation Expense.    Stock compensation expense was recorded in connection with the amortization of deferred stock compensation recorded as a result of grants of stock options to non-employees and employees at exercise prices less than the deemed fair value on the grant date, the vesting acceleration of stock options approved for certain employees, and warrants granted to non-employees in exchange for services performed, net of a credit related to stock options granted to employees who were later terminated. The credit resulted from the reversal of accelerated stock compensation expense previously recorded for options cancelled that had not vested. Stock compensation expense for the three months ended September 30, 2002 was a credit of ($175,000) compared to $618,000 for the same three months in 2001. Stock compensation expenses for the nine months ended September 30, 2002 was a credit of ($280,000) compared to $2.6 million for the same nine months in 2001. The credit to stock compensation expense for the three and nine month periods ended September 30, 2002 was the result of the termination of certain employees whose options had not yet vested, in excess of continued amortization.

        Amortization of Goodwill and Intangible Assets.    Goodwill and other intangible assets resulted from the purchase of Interface and, to a lesser extent, our increase in ownership of TKK from 50% to 80% during 2000. In July 2001, the FASB issued SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We adopted the provisions of SFAS 142 effective January 1, 2002. Prior to our adoption of SFAS 142, goodwill and intangible assets were amortized over their respective lives, generally one to five years. Amortization of goodwill and intangible assets for the three months and nine months ended September 30, 2002 decreased to $0 and $0, respectively, from $1.5 million and $11.1 million, respectively, for the same three and nine month periods, respectively, in 2001 as a result of the adoption of SFAS 142 and the intangible assets becoming fully amortized in September 2001.

        Impairment and Restructuring Expenses.    In January 2001, our Board of Directors approved a restructuring program intended to align our cost structures with our company-wide focus on customer service, sales and research and development. The restructuring involved consolidating our facilities in the United States and closing international sales office locations in Paris, France; Chatsworth, Australia; and Stockholm, Sweden. The restructuring program also realigned our professional services organization and reduced headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were $8.9 million during the nine months ended September 30, 2001, which includes charges related to vacating leased facilities domestically and abroad. As of September 30, 2002, we had no remaining liabilities from the January 2001 restructuring.

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

        In connection with SFAS 142's transitional goodwill impairment evaluation, we engaged a third-party independent valuation specialist to assess whether there was an indication that goodwill recorded in connection with our acquisition of TKK was impaired as of the date of adoption. To accomplish this, we determined the carrying value of our reporting unit by assigning our assets and liabilities, including the existing goodwill and intangible assets, to our reporting unit as of the date of adoption. As our TKK reporting unit's carrying amount exceeded its fair value, indicating that TKK's goodwill might be impaired, we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of TKK's goodwill, determined by allocating TKK's fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

        During the six months ended June 30, 2002, TKK experienced a sustained decline in operations. As a result of this decline, as of June 30, 2002, we wrote-off $5.7 million in goodwill, which was the remainder of the goodwill balance. During the three months ended September 30, 2002 we decided to change our sales distribution model in Japan from direct sales operations to indirect sales operations.

        During the three months ended June 30, 2002 we recorded an impairment charge of $88,000 to write-off our investment balance related to a non-public company that we made an investment in during 2000. During the three months ended September 30, 2002 we recorded an impairment charge of $455,000 to write-off our investment balance related to another non-public company that we made an investment in during 2000.

        Other Income, Net.    Other income, net, is primarily comprised of interest income earned on investment securities as well as the loss on the sale of short-term investments in the three months ended September 30, 2002. Other income, net, for the three months ended September 30, 2002 decreased to $25,000 from $439,000 for the same three months in 2001. Other income, net, for the nine months ended September 30, 2002 decreased to $760,000 from $2.1 million for the same nine months in 2001. The decrease in other income, net, for the three and nine month periods is due to the decline in interest rates and a reduction in our cash balances relative to the year-earlier period as well as a $207,000 loss on the sale of short-term investments in the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, we have financed our operations primarily through the issuance of equity securities. On September 30, 2002, we had approximately $30.8 million in cash and cash equivalents, including restricted cash deposits of $729,000 related to our facilities in Redwood City, California and New York, New York.

        Net cash used in operating activities for the nine months ended September 30, 2002 decreased to $12.6 million from $29.6 million for the same nine months in 2001. Cash used in operating activities was primarily the result of our net operating loss and adjustments to reconcile net loss to net cash used in operating activities, including a $5.7 million goodwill impairment charge recorded in the three months ended June 30, 2002, a reduction in accounts payable and accrued liabilities of $4.2 million, and lease settlement payments of $2.3 million in the three months ended March 31, 2002 to pay off a restructuring expense recorded in 2001 on facilities no longer required.

        Net cash provided by investing activities for the nine months ended September 30, 2002 was $366,000. Net cash used in investing activities was $2.9 million for the same nine months in 2001. Net cash provided by investing activities for the nine months ended September 30, 2002 consists of proceeds of $555,000 from the sale of short-term investments in the three months ended September 30, 2002, offset by purchases of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2001 was comprised of purchases of property and equipment.

        Net cash used in financing activities for the nine months ended September 30, 2002 was $600,000. Net cash provided by financing activities was $165,000 for the same nine months in 2001. Net cash used in financing activities for the nine months ended September 30, 2002 was comprised of 654,000 shares of our common stock that we repurchased for $726,000 in the three months ended September 30, 2002 and repayments of borrowings, offset by proceeds from the issuance of equity securities under our stock option and employee stock purchase plans. Net cash provided by financing activities for the nine months ended September 30, 2001 was primarily the result of proceeds from the issuance of equity securities under our stock option and employee stock purchase plans, reduced by payments of borrowings.

        As of September 30, 2002, our principal commitments consisted of obligations related to outstanding operating and capital leases and unconditional purchase obligations. Our equipment leases require payment of rental fees to third party leasing providers. In most cases, we have no obligations to purchase the equipment at the end of the lease term. We do not anticipate a substantial increase in capital expenditures in the immediate future. We also do not anticipate an increase in operating lease obligations.

        Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, the resources devoted to the development of our products and services and the resources devoted to sales and marketing. We have decreased our spending on capital expenditures in recent quarters and do not anticipate increases in capital expenditures in the immediate future. We believe that our existing capital resources should enable us to maintain our current and planned operations for at least the next 12 months; however, we may need to raise funds prior to that time.

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

        In August 2002, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock. Although we are not required to purchase any stock under the program, we may purchase shares either in the open market or in negotiated transactions as market and business conditions warrant. The timing and amount of any shares repurchased are determined by our management based on our evaluation of market conditions and other factors. The purchases are made at current market prices or in negotiated transactions off the market and are funded using our working capital. The repurchase program extends over a twelve month period and may be suspended or discontinued at any time. During the three months ended September 30, 2002 we repurchased 654,000 shares of our common stock for $726,000. In October 2002, we adopted a 10b5-1 plan, which allows us to repurchase our stock under our repurchase program during a period in which we are in possession of material non-public information, provided we previously communicated repurchase instructions to our broker at a time when we were not in possession of such material non-public information. The 10b5-1 plan does not increase the aggregate $10.0 million amount authorized for repurchase purposes.

Contractual Obligations and Commercial Commitments

        Future cash payments for contractual obligations and commercial commitments as of September 30, 2002, are as follows (in thousands):

	2002	2003	2004	2005	2006	After 2006	Total
Operating leases	$619	$2,071	$1,750	$128	$—	$—	$4,568
Unconditional purchase obligations	343	1,008	86	—	—	—	1,437
Capital leases	22	89	94	—	—	—	205
Debt	81	—	—	—	—	—	81

Total	$1,065	$3,168	$1,930	$128	$—	$—	$6,291

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED.

We have a history of losses and may experience continued losses.

        Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies companies engaged in new and rapidly evolving technology markets like ours. We incurred net losses of $114.2 million, $69.8 million, and $24.2 million in the years ended December 31, 2001, 2000, and 1999, respectively. As of September 30, 2002, we had incurred cumulative net losses of $267.5 million.

        Our success may depend in large part upon increased adoption and utilization of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed, we may not achieve or maintain profitability on a timely basis or at all. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. As a result, we may incur additional losses and continued negative cash flow from operations for the foreseeable future.

Our quarterly financial results are subject to significant fluctuations.

        As a result of the emerging nature of the markets in which we compete, we may not be able to accurately forecast our revenue or expenses. Our revenue has fluctuated and our quarterly operating results will continue to fluctuate based on the timing of the execution and termination of customer agreements in a given quarter. Our ability to receive revenue from services is subject to multiple risks, including the risk that we may not be able to meet increasing customer demand because of a lack of adequately trained personnel, and the risk that customers may not timely accept the services provided and delay payment for such services. In addition, we have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including, but not limited to:

  •
  the substantial decrease in information technology spending in general, and among our target customers in particular;

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

        As a result of these factors, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the difficulties outlined above with respect to financial forecasts also apply to securities analysts that may publish estimates of our financial results. Our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors due to any of a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure our performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

        The revenue growth and profitability of our business depends on the overall demand for our products, our intellectual property, and our services, particularly within the industries in which we offer specific versions of our products. Because our sales are primarily to customers in the financial services, health care, and government industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. The progressive weakening of the global economy, the weakening of the information technology industry, and the weakening of the business conditions within the above industries has caused a decrease in our license revenues. A softening of demand for computer software caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues.

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

        As of September 30, 2002, we had cash and cash equivalents of $30.8 million and incurred cumulative net losses of $267.5 million. Our current cash reserves, especially in light of our $10.0 million stock repurchase program authorized in August of 2002, may be insufficient in the face of either lower than expected revenues or extraordinary or unexpected cash expenses. As a result, we may be required to raise funds through public or private financings, strategic relationships, or other arrangements. Funding, if needed, however, may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs, or take other steps that could harm our business.

A limited number of customers account for a high percentage of our revenue, and the failure to maintain or expand these relationships could harm our business.

        The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. For the three months ended September 30, 2002 and 2001, five customers comprised approximately 30% and 21%, respectively, of our revenue. For the three and nine month periods ended September 30, 2002, and 2001, respectively, no single customer comprised 10% or more of our revenue.

Failure to obtain needed financing could affect our ability to maintain current operations and pursue future growth, and the terms of any financing we obtain may impair the rights of our existing stockholders.

        In the future, we may be required to seek additional financing to fund our operations. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in light of the uncertainty in the current market environment, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures could be significantly limited.

Our reserves may be insufficient to cover bills we are unable to collect.

        We assume a certain level of credit risk with our customers in order to do business. Conditions affecting any of our customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services we have already provided them. For example, if the current economic conditions continue to decline or if new or unanticipated government regulations are enacted which affect our customers, they may be unable to pay their bills. In the past, we have experienced significant collection delays from certain customers, and we cannot predict whether we will continue to experience similar or more severe delays in the future. In particular, some of our customers are suffering from the general weakness in the economy and among technology companies in particular. Although we have established reserves that we believe are sufficient to cover losses due to delays in or inability to pay and while we take a consistently conservative position on the collectability of revenue with respect to particular customers, our reserves may not be sufficient to cover our losses. If losses due to delays or inability to pay are greater than our reserves, we would be required to recognize an additional expense for the write-off and to increase our reserves, which could adversely affect our operating results.

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

The markets for secure messaging applications generally, and for our products specifically, are new and may not develop.

        The market for our products and services is new and evolving rapidly. If the market for our products and services fails to develop and grow, or if our products and services do not gain broad market acceptance, our business and prospects will be harmed. In particular, our success will depend upon the adoption and use by current and potential customers and their end-users of secure messaging applications. Our success will also depend upon acceptance of our technology as the standard for providing these services. The adoption and use of our products and services will involve changes in the manner in which businesses have traditionally exchanged information. In some cases, our customers have little experience with products, services and technology like those offered by us. Our ability to influence usage of our products and services by customers and end-users is limited. For example, the usage of Secure Messenger by the end-users of our service provider customers has been limited to date. We have spent, and intend to continue to spend, considerable resources educating potential customers and their end-users about the value of our products and services. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for our products and services, or our growth rate, if any. Moreover, we cannot predict whether our products and services will achieve any market acceptance. Our ability to achieve our goals also depends upon rapid market acceptance of future enhancements of our products and our ability to identify new markets as they emerge. Any enhancement that is not favorably received by customers and end-users may not be profitable and, furthermore, could damage our reputation or brand name. Any failure to identify and address new market opportunities could harm our business and prospects.

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

        Our principal competition for our Tumbleweed Secure Guardian protection solutions are companies that offer various Internet content security, web security, messaging policy management, and enterprise relationship management products. Companies that sell products that compete with some of the features within our products include Kana Communications, Inc, Clearswift Technologies, Symantec Corp. and Trend Micro Incorporated.

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

        The principal competitive factors in our industry include price, product functionality, product integration, platform coverage and ability to scale, worldwide sales infrastructure and global technical support. Some of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. We expect that the market for secure messaging applications will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market continues to develop, a number of companies with greater resources than ours could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners. Our success will depend on our ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products. Competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. In addition, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

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

        In January 2001, we announced a restructuring of our business, which included a reduction in force and the closure of three international locations. Since that time we have engaged in other ongoing measures to reduce expenses and establish an enterprise that is appropriate for our expected revenue levels including making a decision during the three months ended September 30, 2002, to change our sales distribution model from direct sales operations to indirect sales operations in Europe and Japan. The planning and implementation of these efforts have placed, and may continue to place, a significant strain on our managerial, operational, financial and other resources. Additionally, the actions undertaken to restructure the business may negatively affect our revenue stream, customer satisfaction, employee turnover, recruiting and retention of important employees. If we experience difficulties in carrying out the restructuring, our expenses could increase more quickly than we expect. If we find that the actions taken to date did not sufficiently decrease our expenses, we may find it necessary to implement further streamlining of our expenses, to perform additional reductions in our headcount or to undertake additional restructurings of our business.

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

        Third parties could assert infringement claims against us in the future, and the cost of responding to such assertions, regardless of their validity, could be significant. We may increasingly be subject to claims of intellectual property infringement as the number of our competitors grows and the functionality of their products and services increasingly overlap with ours. We aggressively seek to enforce our patent and other intellectual property rights. The enforcement process may be costly and require significant management attention. In addition, our enforcement of our patent and other intellectual property rights may increase the risk of adverse claims, with or without merit, which could be time consuming to defend, result in costly litigation, divert management's attention and resources, limit use of our services or require us to enter into royalty or license agreements. In addition, such claims may be found to be valid and could result in awards against us, which could harm our business.

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

        If the Internet and other products and services necessary for the utilization of our products are not sufficiently developed, fewer customers and end-users will use our products and our business will be harmed. In particular, the success of our products and services will depend on the development and maintenance of adequate Internet infrastructure, such as a reliable network backbone with the necessary speed, data capacity and other features demanded by users. Moreover, our success will also depend on the timely development of complementary products or services such as high-speed Internet connections for providing reliable access and services and this may not occur. Moreover, changes in the architecture of the Internet may limit the success of our products. Because the online exchange of information is new and evolving, the Internet may not prove to be a viable platform for secure messaging applications in the long term. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users and frequency of use, or if its users require increasingly more resources, the Internet infrastructure may not be able to support the demands placed on it. As a result, the performance or reliability of the Internet may be harmed. This in turn could decrease the level of Internet usage and also the level of utilization of our products and services.

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

        On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc. (a company Tumbleweed acquired in 2000) and various additional defendants, including Interface's prior president and chief executive officer, Robert A. Nero, and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three complaints contained substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints sought relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the United States District Court for the Eastern District of Michigan, which, on April 19, 2002, dismissed with prejudice plaintiffs' class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended Consolidated Complaint that (i) consolidated the separate actions into one action, (ii) added certain new plaintiffs, (iii) withdrew Congressional Securities, Inc. as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation, which are the sole remaining claims in the case. On May 20, 2002, we filed a motion to dismiss these claims, which motion has remained pending before the Court while the case has continued to proceed through the discovery phase. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty. We believe this consolidated action is without merit and intend to vigorously defend against it and seek its dismissal.

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

We may not be able to maintain our listing on The Nasdaq National Market, and if we fail to do so, the price and liquidity of our common stock may decline.

        The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The requirements include maintaining a minimum bid price per share of $1. As of November 14, 2002, we were in compliance with all Nasdaq National Market listing requirements. However, there have been recent periods when the closing bid price per share for our common stock has dropped below $1. Although our bid price has generally been above $1 per share, if the bid price of our common stock price slips below $1 per share for more than 30 trading days, we may be required to effect a reverse stock split or become subject to a delisting action of our common stock on The Nasdaq National Market. We may nonetheless be unable to comply with the quantitative maintenance criteria or any of the Nasdaq National Market's listing requirements and other rules in the future. If we fail to maintain continued listing on the Nasdaq National Market and must move to a market with less liquidity, our financial condition could be harmed and our stock price may decline. If we were to be delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, our common stock.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We currently do not use financial instruments to hedge international operating expenses denominated in the respective local currency. As a result, our financial results could be affected by changes in foreign currency exchange rates or weak economic conditions in foreign markets. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

        We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

Interest Rate Sensitivity

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of September 30, 2002, none of our cash equivalents were subject to market risk.

ITEM 4—CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Tumbleweed (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

        Subsequent to September 30, 2002, we implemented a new financial accounting system. The new financial accounting system has been designed to maintain our existing internal controls. The implementation of the new financial accounting system has no impact on our financial statements as of September 30, 2002.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        In addition to the matters discussed below, in the normal course of business, we are at times subject to pending and threatened legal actions and proceedings. Management believes that the outcomes of such actions or proceedings will not have a material adverse effect on our financial position or results of operations.

        On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc. (a company Tumbleweed acquired in 2000) and various additional defendants, including Interface's prior president and chief executive officer, Robert A. Nero, and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three complaints contained substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface's stock price. The complaints sought relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the United States District Court for the Eastern District of Michigan, which, on April 19, 2002, dismissed with prejudice plaintiffs' class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended Consolidated Complaint that (i) consolidated the separate actions into one action, (ii) added certain new plaintiffs, (iii) withdrew Congressional Securities, Inc. as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation, which are the sole remaining claims in the case. On May 20, 2002, we filed a motion to dismiss these claims, which motion has remained pending before the Court while the case has continued to proceed through the discovery phase. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty. We believe this consolidated action is without merit and intend to vigorously defend against it and seek its dismissal.

        Although we believe this lawsuit is without merit, no assurance can be given about its outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results.

        In September 2002, we received a letter from Entrust, Inc. ("Entrust") indicating that we may be interested in licensing the technology covered by U.S. Patent No. 6,393,568 ("Encryption and Decryption System and Method with Content Analysis Provision") (the "'568 Patent") issued to Entrust. We believe that we do not infringe the '568 patent and in October 2002 we sent a letter to Entrust indicating that Entrust may be interested in licensing the technology covered by four patents issued to Tumbleweed, namely, U.S. Patent Nos. 6,061,448 ("Method & System For Dynamic Server Document Encryption"), 6,119,137 ("Distributed Dynamic Document Conversion Server"), 6,151,675 ("Method & Apparatus For Effecting Secure Document Format Conversion"), and 6,470,086 ("Method & Apparatus For Effecting Secure Document Format Conversion"). If we were to conclude based on additional information that some element of our processes are or might be covered by the '568 patent, we might seek to negotiate and obtain a license from Entrust. If we were unwilling or unable to obtain a license from Entrust, we would remain subject to potential liability for patent infringement. Although we will contest any lawsuit by Entrust vigorously, we cannot make assurances that we will prevail if Entrust were to sue us for infringement of the '568 Patent. If any portions of our products were found to be infringing the '568 patent, then we would likely be unable to continue to offer those portions of our products found to be infringing. We could also then be required to pay damages for past infringing use, possibly attorneys' fees, and possibly treble damages. This could have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

        In May 2002 we sued PayPal, Inc. alleging infringement of our U.S. Patent No. 5,790,790 and our U.S. Patent No. 6,192,407. In May 2002 PayPal filed an answer and counterclaims denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. In September 2002 we filed a First Amended Complaint that added eBay, Inc. as a defendant. Both PayPal and eBay filed an answer and counterclaims to the First Amended Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. The litigation is proceeding and is currently in the claim construction phase.

        In September 2002 we sued Yahoo!, Inc. alleging infringement of our U.S. Patent No. 5,790,790 and our U.S. Patent No. 6,192,407. This litigation is in its preliminary phases.

        In October 2002 we sued E*Trade, Inc. alleging infringement of our U.S. Patent No. 6,192,407. This litigation is in its preliminary phases.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 30, 2002, we held our Annual Meeting of Stockholders. The stockholders voted on the following matters:

1) Election of directors: Christopher Greendale, David Marquardt and Standish O'Grady were elected as Class III directors for a term expiring in 2005. Votes were counted as follows:

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

Exhibit 99.1 Certification of CEO

Exhibit 99.2 Certification of CFO

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.
Date: November 14, 2002	By:	/s/ JEFFREY C. SMITH Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2002	By:	/s/ GREGORY M. CAPITOLO Gregory M. Capitolo Senior Vice President-Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Jeffrey C. Smith, Chairman and Chief Executive Officer of Tumbleweed Communications Corp. (the "Company"), certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Tumbleweed Communications Corp.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ JEFFREY C. SMITH Jeffrey C. Smith Chairman and Chief Executive Officer

CERTIFICATION
Pursuant to 18 U.S.C. Section 1350,
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gregory M. Capitolo, Senior Vice President—Finance and Chief Financial Officer of Tumbleweed Communications Corp. (the "Company"), certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Tumbleweed Communications Corp.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/ GREGORY M. CAPITOLO Gregory M. Capitolo Senior Vice President—Finance and Chief Financial Officer

QuickLinks

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS
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
  ITEM 2— MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4— CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1— LEGAL PROCEEDINGS
  ITEM 4— SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 6—EXHIBITS
SIGNATURES
CERTIFICATION Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
CERTIFICATION Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002