Form 10-K
period 2002-12-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2003-03-20
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

Commission File Number: 000-26223

TUMBLEWEED COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware (State of other jurisdiction of incorporation or organization)	94-3336053 (I.R.S. Employer Identification No.)

700 Saginaw Drive

Redwood City, CA 94063

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code

(650) 216-2000

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value per Share

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).      Yes ☐    No ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on June 28, 2002 was approximately $57,072,065 (based on the closing price for shares of the Registrant’s Common Stock as reported on the Nasdaq National Market of $1.85 on that date). Shares held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 14, 2003 was 30,484,301.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on our current expectations and projections about future events, including, but not limited to, implementing our business strategy; attracting and retaining customers; obtaining and expanding market acceptance of the products and services we offer; forecasts of Internet usage and the size and growth of relevant markets; rapid technological changes in our industry and relevant markets; and competition in our market. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions. These forward-looking statements are based on current beliefs, expectations and assumptions and involve certain risks and uncertainties that could cause actual results, levels of activity, performance, achievements and events to differ materially from those implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption “Risks and Uncertainties” contained herein, as well as those discussed elsewhere herein. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update these forward-looking statements or to explain the reasons why actual results may differ. We reserve the right to update these statements for any reason, including the occurrence of material events.

TUMBLEWEED COMMUNICATIONS CORP.

2002 FORM 10-K ANNUAL REPORT

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

PART I

Item 1—Business.

Overview

Tumbleweed is a leading provider of secure messaging applications for businesses and government organizations using the Internet. Tumbleweed enables businesses to share sensitive information via e-mail with customers, business partners, and suppliers, transforming e-mail into a tool for enhancing communication and increasing productivity. By deploying our secure messaging solutions, businesses improve their ability to enhance customer service, automate traditional paper and voice-based processes, enable secure collaboration with partners, comply with government and company policies to limit liability, enhance employee productivity, and prevent network disruption.

Tumbleweed’s suite of secure messaging products provide solutions to important productivity, customer service and online security needs. By deploying some or all of our solutions, our customers can:

•	defend their top line against competitors by expanding their existing e-channel to include secure e-mail customer service applications;

•	improve their bottom line by moving expensive paper- and phone-based processes online;

•	improve communications with partners, while at the same time protecting valuable intellectual property through secure collaborative partner networks;

•	improve the organization’s liability by ensuring that internal and customer communications comply with company, human resources, or government regulations, including the Gramm-Leach-Bliley Act, or GLBA, and the Health Insurance Portability and Accountability Act, or HIPAA; and

•	reduce network congestion as well as enhance employee productivity by keeping spam and e-mail viruses out of the enterprise network.

Industry Background

The use of corporate e-mail systems, customer service applications and web services has grown as enterprises are increasingly relying on these applications to communicate with their customers, business partners and suppliers. Enterprises are looking for communications applications that can integrate and migrate business processes and associated data with e-mail and web applications and transform how they communicate and conduct business with their customers and partners. The volume of corporate e-mail communications has grown significantly over the past several years in both the business and consumer markets.

To fully leverage the power of communicating using the Internet and email, businesses must first address the issues of security, centralized management, automation, legacy integration and end-user behavior, as well as potential adoption issues. The use of policies and management protocols that were traditionally applied to paper or voice-based processes within a company in many cases are appropriately applied to communications conducted over e-mail. The adoption of these policies and protocols is critical to establish adherence to regulatory requirements that face each industry and to provide enterprises with the same protection of audit trail and confidentiality that paper processes supply. In addition, recent studies from Gartner Group indicate that consumers are hesitant about doing business online unless they can have confidence that the security and the privacy of their information is protected. End-users are also interested in easily accessible online services and communications from the companies with which they do business.

With comprehensive security solutions, businesses can deploy policies enterprise-wide, provide critical management of communications, and leverage the investment they have made in their existing systems in order to fully maximize business conducted on the Internet.

Tumbleweed’s Secure Messaging Applications and Services

Tumbleweed offers a comprehensive family of secure messaging applications that enable enterprises to safely leverage the cost-efficiencies and productivity of Internet communications. In addition, all Tumbleweed solutions are designed to integrate with existing business and e-mail systems, requiring no significant change in existing firewall or system infrastructures. Our applications can be purchased independently or together to create a powerful and complete communications solution for businesses. All of our solutions offer multi-level security using industry standards, universal access, and proven scalability for high volume message traffic.

Tumbleweed Solutions to Protect Enterprises

Tumbleweed’s protection solutions enable companies to centrally control, manage and monitor their Internet communications stream. By controlling and monitoring groupware and browser-based communications our customers can better comply with their own internal corporate policies as well as government regulations. Our solutions combine not only all of the elements required to establish and manage communications policies but also allow for virus and spam protection, archival of critical communications and regulatory compliance.

Every day, high volumes of e-mail messages flow in and out of businesses carrying intellectual property assets (such as business plans, technology and engineering specifications, and contracts), personal communications, and harmful content such as viruses and spam. By neglecting to monitor and manage this communications stream, businesses risk:

•	interception of valuable business data by competitors or hackers;

•	loss of data and productivity from damage by viruses and malicious content;

•	clogging of network bandwidth by spam and recreational multimedia files;

•	liability for accidental exposure of confidential customer or employee information;

•	liability for exposure to racist, sexist, or otherwise harmful content in spam or employee distributed messages; and

•	liability for violation of industry regulations including various healthcare or other government regulations.

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

By integrating Tumbleweed’s protection solutions with existing groupware networks, a business can significantly enhance control of its online communications and set policies to apply content control, spam protection, filtering, encryption, access control, attachment management, virus scanning and digital signatures to groupware traffic. Because our solutions allow policies to be administered centrally and enforced universally across an enterprise, our server-based protection solutions offer several advantages over desktop solutions, including:

•	rapid deployment (typically installed, configured, and tuned within a week);

•	universal coverage (all groupware and web-based e-mail communications are automatically managed, so no change in existing infrastructure needs to be made);

•	centralized policy enforcement (identification of sensitive digital information, including the use of industry-specific lexicons); and

•	cost-effective centralized administration (no expenses for end user training or distributing, installing, or maintaining new desktop software).

Our protection solutions include Tumbleweed Secure Mail and Tumbleweed Secure Archive:

•	Tumbleweed Secure Mail allows enterprises to apply policy to inbound and outbound groupware communications. It includes the Secure Policy Gateway for centralized policy enforcement, anti-virus scanning capabilities and a suite of process managers and optional applications that can be quickly configured to define and enforce the policies appropriate to a particular business. The Secure Mail Content Manager scans messages and attachments for specific words or strings of words. When a policy violation is detected, Tumbleweed Secure Mail can take a number of actions, such as block, quarantine, archive, or defer delivery. With Secure Mail Access Manager, companies can set policies that restrict access of groupware-originated communications from certain senders or those sent to certain recipients. For example, policies can block inbound messages from known problem or spam domains, or prevent confidential information from being sent to an unwanted domain. The Secure Mail Virus Manager uses integrated server-based anti-virus software from Network Associates to detect and optionally clean or strip infected attachments in both incoming and outgoing messages.

•	Tumbleweed Secure Archive allows organizations to archive all or selected simple mail transfer protocol messages to an external device, such as an optical jukebox. Messages can be tagged with information such as violation type and retention period prior to archiving. Tumbleweed Secure Archive provides Web-based reviewer tools for performing queries and running reports.

Tumbleweed Solutions to Extend Enterprise Networks

Tumbleweed’s extension solutions allow businesses and organizations to establish secure Internet communications channels with partners, suppliers and customers. All of Tumbleweed’s extension solutions are server-based and integrate with existing groupware networks, enterprise systems, or legacy applications in order to secure communications automatically before it crosses the corporate firewall. Without retraining users or changing desktop software, our extension solutions enable businesses to take advantage of moving their business communications online and ensure that those communications are encrypted, auditable and controlled so that access is granted only to appropriate recipients.

Tumbleweed’s extension solutions include Tumbleweed Secure Public Network, or SPN, Tumbleweed Secure Redirect, Tumbleweed Secure Messenger, and Tumbleweed Secure Statements.

•	Tumbleweed SPN allows businesses to leverage the existing, public infrastructure of the Internet to communicate safely with their partners electronically in a cost-effective manner. A great deal of business critical communications—such as business plans, contracts, product drawings, artwork, legal documents and engineering specifications—take place among branch offices, between branch offices and headquarters or among businesses and their long-standing partners and customers. Until now, businesses have not had a cost-effective solution for securing and automating these communications. Courier services, such as FedEx, are relatively secure, but much slower and more expensive than electronic communications. Virtual Private Networks, or VPN, typically involve the installation and maintenance of custom hardware and software. Also, VPN access can be difficult to administer for both remote offices and outside partners that need to access only certain information but not the business’ entire network environment.

Using groupware applications and e-mail is fast and convenient, but typically not secure and can be difficult to manage and track. Using e-mail as a main communications vehicle can also open a company to risks involved with exposing important confidential information to competitors and hackers. Businesses need a way to secure these communications—quickly, easily, and automatically. The solution should:

•	complement rather than replace existing groupware applications and IT systems at each site;

•	be based on open standards, so that it works with whatever software and hardware a particular partner is using; and

•	apply security automatically at the server level, without requiring end users to learn new procedures or replace the client software they are already familiar with.

By deploying our Tumbleweed SPN solution, a business can create secure networks among its offices, partners, suppliers, and customers. Meanwhile, end users within and outside the company can continue using their own client software. Tumbleweed SPN is a server-based solution that can automatically encrypt outgoing messages and sign them with an organization’s digital certificate. The solution also monitors, authenticates, and decrypts incoming messages, and delivers them unencrypted to the recipient’s desktop within the corporate network environment. Security applied is automatic and transparent to employees within the organizations.

•	Tumbleweed Secure Redirect allows enterprises to communicate securely with individuals at locations outside the secure public network of partners and/or remote offices. Tumbleweed Secure Redirect can scan the content of outgoing messages originating from groupware applications or web-based email applications and then encrypt those communications for delivery depending upon a company’s policies. Recipients of messages only need an e-mail program and a web browser to receive encrypted messages. Recipients can be authenticated by a variety of methods, using known information about the recipient or by tying into an internal authentication database or engine existing within the company (lightweight directory access protocol, or LDAD, directory, single sign-on directory, etc.). Tumbleweed Secure Redirect enables businesses to automatically encrypt, deliver, and track communications to any Internet user with a standard email program and web connection. The advantages of Tumbleweed Secure Redirect include:

■	universal coverage and ubiquitous reach (all groupware communications can be automatically managed and secured, any e-mail client and/or web browser can accept the encrypted messages);

■	expedited training (end users need not learn new procedures or new software tools); and

■	cost-effective (no expenses for end user training or distributing, installing, or maintaining new desktop software).

•	Tumbleweed Secure Redirect also allows enterprises to apply security to emails originating from an internal customer relationship management, or CRM, system.

•	Tumbleweed Secure Messenger supports secure ad hoc online customer service or everyday communications using the Tumbleweed Staging Server and private URL technology. Secure Messenger is an application designed to enable secure, trackable online communication, including secure, browser-based, person-to-person communications. Combining Secure Messenger and Secure Redirect, enterprises can tie into existing CRM applications and e-mail response systems to ensure that the confidentiality and security of messages delivered to customers is maintained. Using Tumbleweed Secure Messenger, Internet users can securely compose, send, receive, store and search messages and files. Secure Messenger comes with the Tumbleweed Secure Inbox, an online e-mail inbox that contains all archived messages so customers can download and view messages at any time of the day and track responses of online customer service inquiries. The Tumbleweed Secure Inbox is used to increase levels of customer service, as well as increase internal productivity by allowing customers to self-service using an online vehicle. Tumbleweed Secure Messenger can interoperate with a business’s existing web portal applications creating a customized, branded experience for a business’ customers and /or partners.

•

Tumbleweed Secure Statements offers businesses a foundation for the automated preparation, secure Internet delivery of, tracking of and managed response to documents. Businesses send out very large quantities of paper documents each year. Secure Statements easily integrates with existing systems, and can automatically extract legacy data and convert print stream data (such as PCL, AFP, LCDS, HTML and XML) into Internet-ready files, and deliver such files to the customer or partner. In addition, our solutions can automatically forward important communications to electronic archives. To receive a statement sent via Tumbleweed Secure Statements, an end user only needs an email client and a web browser. New desktop software, Java applets or desktop plug-ins are not required. Electronic statements delivered by our solutions cost significantly less than paper statements because we eliminate printing and postage costs. Using Tumbleweed Secure Messenger, Secure Redirect, and Secure Statements together, businesses can increase customer retention and service by aggregating all customer communications into one secure location for a customer, organized in folders and by delivery dates and times.

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

Tumbleweed Professional Services

Tumbleweed’s professional services organization provides support, integration engineering, consulting, custom application development, training and educational services and used to build online communication systems based on our products.

The following are examples of the professional services Tumbleweed offers:

•	Support, which assists customers in managing Tumbleweed products they have deployed.

•	Integration consulting, which allows our customers to integrate our solutions with existing technology infrastructure, including legacy systems, customer databases, support systems, and billing systems.

•	Custom application development, which extends the functionality of our solutions with custom engineering used to create unique online communication solutions that can be deployed to precisely meet a company’s business needs.

•	Technical training, which provides the customer with formal training in the administration and operation of our products and use of Tumbleweed application programming interfaces, or APIs.

•	Tumbleweed’s products are generally deployed in business-critical environments, where highly responsive customer support is critical to the continuing success of the deployed solution. We maintain a centralized technical support group that is responsible for first-line and second-line customer support as well as distribution of products and documentation updates. This group works closely with our professional services and product development organizations in order to ensure continuity in the areas of problem resolution and priority response.

•	Tumbleweed also offers extended customer assistance 24 hours a day, 7 days a week, for those customers requiring around the clock support. Pricing for such support is negotiated separately and is in addition to our standard fees.

Professional services are performed for an additional fee and are offered in conjunction with the licensing or deployment of our products.

Strategy

Tumbleweed’s objective is to provide a comprehensive family of solutions to leverage the Internet for business communication. Key elements of our strategy are:

Establish Tumbleweed as the leading provider of secure messaging applications that offer customers increased productivity, lowered costs and reduced liability.

Tumbleweed intends to establish Tumbleweed’s suite of secure messaging applications as the leading foundation upon which to build mission-critical business communications. Our focus is on offering solutions that allow our customers to rapidly recoup their original investment and earn a significant return on that investment. Our customers use our solutions to increase their productivity, efficiency and reduce costs. By moving business processes online and extending online communications to include a number of different applications, our software solutions can eliminate costs associated with traditional paper, fax or voice-based business processes. By filtering spam our solutions limit liability, protect network resources, and enhance employee productivity. Our solutions enable our customers to define and implement multi-layer security policies, ensuring the safe and efficient use of corporate email systems and the privacy of confidential information.

Focus on providing solutions in markets where Tumbleweed has solid market traction and which represent the largest opportunities for us.

Tumbleweed is focusing its efforts on large customers in the financial services and healthcare industries and federal government agencies. These sectors are especially sensitive to maintaining the confidentiality of information, including financial account or transaction data, patient health information, or issues of national security. In addition, these customers are subject to governmental and industry regulations, such as the Health Insurance Portability and Accountability Act, or HIPAA, and the Gramm-Leach-Bliley Act, or GLBA, concerning online communication.

Provide comprehensive professional and/or outsourcing services through systems integrators or through Tumbleweed’s in-house team.

Tumbleweed offers a full suite of professional and consulting services that are designed to help customers implement our solutions as rapidly as possible. The services include business-specific applications consulting, software development, training and complete technical support. In addition, services and outsourcing can also be provided through our best-of-breed systems integrators.

Customers

Tumbleweed provides secure messaging applications and services for a variety of businesses and government agencies. The following is a list of each of Tumbleweed’s business customers that in 2002 entered into a contract to pay Tumbleweed over $50,000.

American Express Company

Ameritrade, Inc.

Amgen Inc.

Banc of America Securities LLC

Baxter International Inc.

BlueCross BlueShield of North Carolina

Boehringer Ingelheim GmbH

Capital BlueCross

California Federal Bank (now part of Citicorp)

Capital One Financial Corporation

Catholic Healthcare West

Centegra Health System

ChevronTexaco Corporation

Children’s Hospital of Orange County, Inc.

CIGNA Corporation

Credit Suisse First Boston LLC

Deere & Company

Dell Computer Corporation

Die Schweizer Post

FleetBoston Financial Corporation

Fleet Securities, Inc.

General Electric Company

Gibson, Dunn & Crutcher LLP

GlaxoSmithKline plc

Great-West Life & Annuity Insurance Company

Harley Davidson Financial Services

Hawaii Medical Service Association

IndyMac Bancorp, Inc.

InSight Health Corp.

International Post Corporation

j2 Global Communications, Inc.

John Hancock Financial Services Inc.

J.P. Morgan Chase & Co.

Kimberly-Clark Corporation

Lehman Brothers

LTC Partners, LLC

Marsh USA Inc.

MassMutual Financial Group

Merck & Co., Inc.

Merrill Lynch & Co., Inc.

Metropolitan Life Insurance Company

MGM Mirage Operations, Inc.

Molina Healthcare, Inc.

Morrison & Foerster LLP

Mutual of Omaha Insurance Company

National Semiconductor Corporation

Providian Financial Corporation

Safeway Inc.

Salomon Smith Barney Inc.

Sanofi-Synthelabo Inc.

Scripps Health

Sharp HealthCare

Siebel Systems, Inc.

Siemens AG

Solimar Systems, Inc.

TD Waterhouse Group, Inc.

TeleTech Holdings, Inc.

The Cleveland Clinic

The Gap, Inc.

The Goldman Sachs Group, Inc.

The Nasdaq Stock Market, Inc.

Time Inc.

Tufts Associated Health Maintenance Organization, Inc.

UBS Warburg

UMB Financial Corporation

United Parcel Service of America, Inc.

U.S. Bancorp

Verisign, Inc.

Verizon Communications, Inc.

Vinson & Elkins L.L.P.

Wachovia Corporation

White & Case, LLP

Sales

Tumbleweed maintains a direct sales force that focuses on signing key enterprise customers as well as further penetrating existing accounts by selling them new applications. Our sales force consists of a total of 34 employees as of December 31, 2002. Sales offices in the U.S. currently include Redwood City, California; Chicago, Illinois; New York, New York; Reston, Virginia; and San Ramon, California. Our sales force includes field sales engineers and inside sales personnel who support the account executives. Field sales engineers assist our account executives with technical presentations, customer requirements analysis and initial solution designs. Our inside sales personnel assist the account executives in managing their customer relationships and qualifying new accounts. Our sales effort is augmented by the sales forces of our channel partners. The typical sales cycle can range from one to nine months, but may be significantly longer for large sales.

Marketing

Tumbleweed’s marketing efforts are organized around three primary areas: product marketing, product management and corporate marketing. Product marketing identifies target markets and customer opportunities, then develops the positioning, programs and materials to reach customers and support sales activities. Product management translates customer and market requirements into product plans and works with engineering to ensure completion. Product management also trains salespeople on product information. Corporate marketing drives overall market awareness of Tumbleweed as a company and our products through analyst and investor relations, media, events, and speaking engagements. Corporate marketing is also responsible for branding, corporate identity, and the Tumbleweed website. Both product marketing and corporate marketing work closely with direct sales and channel sales partners to focus programs more effectively and guide product research and development.

Governmental Regulation

Tumbleweed is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to access to online commerce. However, due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, Internet transaction taxation, pricing, content, copyrights, distribution and characteristics and quality of products and services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. For example, the Federal Communications Commission, or FCC, could determine through one of its ongoing proceedings that the Internet is subject to regulation. Among other possible courses of action, the FCC may determine that Internet service providers are subject to certain access charges or fees for carrying Internet traffic over the public switched telephone network. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have a material adverse effect on our business, financial condition and results of operations.

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

In addition, Tumbleweed’s products rely on encryption and authentication technology from third parties to provide the security and authentication necessary to achieve secure transmission of confidential information. Exports of software products utilizing encryption technology are generally restricted by the U.S. and various foreign governments. We have obtained approval to export products using up to 255-bit symmetric encryption and 2048-bit public key encryption, including the products formerly known as IME Server, IME Desktop, IME Receive Applet, IME Remote API using OmniORB with SSL, and MMS Worldwide/255. We are not exporting other hardware, software or technology that is subject to export control under U.S. law. However, the list of countries and products for which exports are restricted and the related regulatory policies could be revised in the future, and we may not be able to obtain required government approvals.

Intellectual Property

To date, the U.S. Patent and Trademark Office has issued Tumbleweed 12 U.S. patents—11 utility patents and one design patent related to the user interface of Tumbleweed’s products. We have filed an additional 22 utility patent applications that are now pending in the U.S. Patent and Trademark Office. We also have 23 patent applications now pending in foreign jurisdictions, including three pending applications filed under the Patent Cooperation Treaty. In addition, we currently have nine registered trademarks worldwide, including the mark Tumbleweed, and are pursuing other key trademarks and service marks in the U.S. and internationally.

Tumbleweed regards our patents, trademarks, trade secrets, and other intellectual property as critical to our success. We rely on patent and trademark law together with confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. Despite these precautions, we may not be successful in protecting our rights. For example, it may be possible for unauthorized third parties to copy particular portions of our products or reverse engineer or obtain and use information that we regard as proprietary. Some end-user license provisions protecting against unauthorized use, copying transfer and disclosure of the licensed program may be unenforceable under the laws of some jurisdictions and foreign countries. In addition, the laws of some foreign countries do not protect proprietary rights, particularly software based patents, to the same extent as do the laws of the U.S. Our means of protecting our proprietary rights in the U.S. or abroad may not be adequate and competing companies may independently develop similar technology. In particular, we are currently engaged in litigation to enforce our intellectual property rights, which may not be successful and in any event will result in substantial expenditures of resources to pursue.

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

Third parties could claim infringement by Tumbleweed with respect to current or future products or services. We may increasingly be subject to claims of intellectual property infringement as the number of our competitors grows and the functionality of their products and services increasingly overlap with ours. We aggressively seek to enforce our patent and other intellectual property rights, which may further increase the risk of adverse claims. Any of these claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources, limit use of our services or require us to enter into royalty or license agreements. A successful claim of product infringement against us could harm our business and prospects.

Competition

The markets in which Tumbleweed competes are intensely competitive and rapidly changing. We believe there is no single competitor that offers the complete package of secure messaging applications that Tumbleweed sells. We are aware of competitors that exist for each of our product lines and for combined components of our solution sets.

Tumbleweed’s principal competition for Tumbleweed’s protection solutions are companies that offer various e-mail content filtering products. Companies that sell products that compete with some of the features within our products include Clearswift Technologies, CipherTrust, Inc., and Trend Micro Incorporated.

Tumbleweed’s principal competition in the secure messaging and statement delivery market area comes from providers with offerings that are intended to compete directly with our products or that could be used as alternatives to our products. Examples of some of these providers are PostX Corporation, Sigaba, and Zix Corporation. Our solutions can be an alternative to traditional mail and courier delivery services such as those offered by Federal Express Corporation, UPS, or the U.S. Postal Service, and to general purpose e-mail applications and services. In addition, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products or through their product development in the area of secure online communication services. These companies include International Business Machines Corporation/Lotus Development Corporation, and Microsoft Corporation.

The principal competitive factors in Tumbleweed’s industry include price, product functionality, product integration, platform coverage and ability to scale, worldwide sales infrastructure and global technical support. Some of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. We expect that the market for mission-critical messaging software, which has been fragmented historically, will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market continues to develop, a number of companies with greater resources than ours could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners. Our success will depend on our ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products. Competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products that discourage users from purchasing our products. In addition, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

Employees

As of December 31, 2002, Tumbleweed employed 133 people worldwide, including 47 in engineering, 34 in sales, 25 in professional services, five in marketing, and 22 combined in corporate management, finance, human resources, information technology, legal, and other administration. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider our relations with our employees to be good.

Our Executive Officers

Listed below are Tumbleweed’s executive officers as of March 12, 2003. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of Tumbleweed’s board of directors, which follows the annual meeting of stockholders, executive officers are appointed by the board to hold office until their earlier resignation or removal.

Name	Title	Age
Jeffrey C. Smith	Chairman and Chief Executive Officer	36
Douglas A. Sabella	President and Chief Operating Officer	44
Gregory M. Capitolo	Senior Vice President—Finance and Chief Financial Officer	39

Jeffrey C. Smith, Chairman of the Board of Directors and Chief Executive Officer, is responsible for strategic planning and business development. Before founding Tumbleweed in June 1993, Mr. Smith held various senior positions in research and development with the following firms: Frame Technology from January 1991 to June 1993; Aeon Corp. from January 1990 to January 1991; Hewlett-Packard from June 1988 to

June 1989; and IBM Scientific Research Center in Palo Alto from June 1987 to June 1988. Mr. Smith served as a lecturer in Software Engineering at Stanford University in 1988 and 1989. Mr. Smith holds a B.S. in Computer Science from Stanford University.

Douglas A. Sabella, President and Chief Operating Officer, is responsible for worldwide operations, including research and development, sales, professional services, and marketing. Prior to joining Tumbleweed in March 2001, Mr. Sabella was the president and chief executive officer of Bidcom, Inc. Prior to joining Bidcom, Mr. Sabella held various senior management positions at Lucent Technology from February 1985 to February 2000. Mr. Sabella holds a B.B.A. in Business Administration from Hofstra University.

Gregory M. Capitolo, Senior Vice President—Finance and Chief Financial Officer, is responsible for finance and administration. Prior to joining Tumbleweed in June 2002, Mr. Capitolo served as Chief Financial Officer and member of the Office of the President at Certicom from May 2001 through April 2002, and as Vice President—Finance at Clustra Systems from October 2000 to April 2001. Prior to joining Clustra Systems, Mr. Capitolo was Director of Finance at Wind River Systems from March 1998 through October 2000. Mr. Capitolo holds a B.S. in Accounting from Santa Clara University and received an MBA from the Amos Tuck School of Business Administration at Dartmouth College.

Available Information

Our Internet address is www.tumbleweed.com. Information contained on our website is not part of this annual report on Form 10-K. We make available free of charge on www.tumbleweed.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our web site by the end of the business day following the submission of such filings to the SEC.

In addition, you may request a copy of these filings, excluding exhibits, at no cost by writing or telephoning us at the following address or telephone number:

Tumbleweed Communications Corp.

700 Saginaw Drive

Redwood City, CA 94063

Attention: Investor Relations

Telephone: (650) 216-2134

Item 2—Properties.

Tumbleweed leases approximately 40,000 square feet for our corporate headquarters located in Redwood City, California under a lease with a term of five years commencing June 8, 1999. We also maintain domestic sales offices in Chicago, Illinois; New York, New York; Reston, Virginia; and San Ramon, California. Other offices we maintain include Ann Arbor, Michigan, Hong Kong, the Netherlands, Switzerland, and the United Kingdom.

Item 3—Legal Proceedings.

On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc. (a company Tumbleweed acquired in 2000) and various additional defendants, including Interface’s prior president and chief executive officer, Robert A. Nero, and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three complaints contained substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface’s stock price. The complaints sought relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the United States District Court for the Eastern District of Michigan, which, on April 19, 2002, dismissed with prejudice plaintiffs’ class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended Consolidated Complaint that (i) consolidated the separate actions into one action, (ii) added certain new plaintiffs, (iii) withdrew Congressional Securities, Inc. as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation, which are the sole remaining claims in the case. On May 20, 2002, we filed a motion to dismiss these claims, which motion has remained pending before the Court while the case has continued to proceed through the discovery phase. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty. We believe this consolidated action is without merit and intend to vigorously defend against it and seek its dismissal.

An attorney issued a press release on March 7, 2003 stating that he had filed a purported securities class action lawsuit, alleging the violation of federal and state securities laws, on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s initial public offering) during the time period from August 6, 1999 to October 18, 2000, inclusive. According to the press release, the lead plaintiff in this purported class action lawsuit is a person whose deceased husband purchased approximately 2,700 shares of securities of Commerce One, Inc. In addition, the press release states that this purported class action lawsuit names Tumbleweed Communications Corp. as a defendant, along with Jeffrey C. Smith and Joseph C. Consul (who served as Tumbleweed’s CEO and CFO, respectively, during that time period). We have not been served with a summons or a complaint with respect to this purported securities class action lawsuit.

Although Tumbleweed believes these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending the lawsuits could harm future operating results.

In May 2002, Tumbleweed sued PayPal, Inc. alleging infringement of our U.S. Patent No. 5,790,790 and our U.S. Patent No. 6,192,407. In May 2002 PayPal filed an answer and counterclaims denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. In September 2002, we filed a First Amended Complaint that added eBay, Inc. as a defendant. Both PayPal and eBay filed an answer and counterclaims to the First Amended Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. In January 2003, we filed a Second Amended Complaint that added a cause of action against each of PayPal and eBay for infringement of our U.S. Patent No. 6,487,599, which the U.S. Patent and Trademark Office granted to us after we had filed the First Amended Complaint. Both PayPal and eBay filed an answer and counterclaims to the Second Amended Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. The litigation is proceeding and is currently in the claim construction phase.

In September 2002, Tumbleweed received a letter from Entrust, Inc. indicating that we may be interested in licensing the technology covered by U.S. Patent No. 6,393,568, Encryption and Decryption System and Method with Content Analysis Provision, issued to Entrust. In October 2002, we sent a letter to Entrust indicating that Entrust may be interested in licensing the technology covered by four patents issued to Tumbleweed, namely, U.S. Patent Nos. 6,061,448, Method & System For Dynamic Server Document Encryption, 6,119,137, Distributed Dynamic Document Conversion Server, 6,151,675, Method & Apparatus For Effecting Secure Document Format Conversion, and 6,470,086, Method & Apparatus For Effecting Secure Document Format Conversion. In February 2003, we received a letter from Entrust indicating that we may have an interest in three additional patents issued to Entrust: U.S. Patent Nos. 6,229,894, Method and Apparatus for Access to User-Specific Encryption Information, 6,256,733, Access and Storage of Secure Group Communication Cryptographic Keys, and 6,266,420, Method and Apparatus for Secure Group Communications.

Tumbleweed believes we do not infringe any valid Entrust patent. If we were to conclude based on additional information that some element of our processes are or might be covered by a valid Entrust patent, we might seek to negotiate and obtain a license from Entrust. If we were unwilling or unable to obtain a license from Entrust, we would remain subject to potential liability for patent infringement. Although we will contest any lawsuit by Entrust vigorously, we cannot make assurances that we will prevail if Entrust were to sue us for infringement of any of the Entrust patents. If any portions of our products were found to be infringing a valid Entrust patent, then we would likely be unable to continue to offer those portions of our products found to be infringing. We could also then be required to pay damages for past infringing use, possibly attorneys’ fees, and possibly treble damages. This could have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

In September 2002, Tumbleweed sued Yahoo!, Inc., Yahoo, alleging infringement of our U.S. Patent No. 5,790,790 and our U.S. Patent No. 6,192,407. In January 2003, pursuant to a stipulation between the parties, we filed a First Amended Complaint to add a cause of action for infringement of an additional patent, U.S. Patent No. 6,487,599, which the U.S. Patent and Trademark Office granted to us after we had filed the original complaint, and to specifically allege that Yahoo had infringed and continues to infringe the asserted patents with its online financial service known as PayDirect. Yahoo filed an answer and counterclaims to the First Amended Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. In March 2003, after the Court granted our motion seeking leave to file a Second Amended Complaint, we filed a Second Amended Complaint naming HSBC Bank USA as a co-defendant, on the grounds that HSBC Bank USA and Yahoo are commercial partners in the accused online financial service, which they have jointly marketed as “Yahoo!PayDirect with HSBC.”

In October 2002, Tumbleweed sued E*Trade, Inc. alleging infringement of our U.S. Patent No. 6,192,407. In December 2002, before the defendant had filed an answer to our complaint, two of its service providers agreed to pay us on behalf of the defendant a significant initial amount and a royalty of four cents per delivery of electronic information using a personalized, trackable URL (as covered in the claims of our patent). After the initial payment was made, we dismissed the lawsuit.

In February 2003, Tumbleweed sued Ticketmaster alleging infringement of our U.S. Patent No. 5,790,790, our U.S. Patent No. 6,192,407, and our U.S. Patent No. 6,487,599. This litigation is in its preliminary phases.

In February 2003, Tumbleweed sued Ameritrade, Inc. alleging infringement of our U.S. Patent No. 6,192,407. In March 2003, we filed a First Amended Complaint to add a cause of action for infringement of an additional patent, U.S. Patent No. 6,529,956, which the U.S. Patent and Trademark Office granted to us after we had filed the original complaint. This litigation is in its preliminary phases.

Item 4—Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2002.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters.

The Tumbleweed common stock is listed and quoted on The Nasdaq National Market under the symbol “TMWD.” The following table sets forth, for the calendar quarters indicated, the high and low trading prices per share of each of the Tumbleweed common stock, as reported on The Nasdaq National Market.

	Tumbleweed Common Stock Prices
	High	Low
2001 Year
First Quarter Ended March 31	$15.00	$1.75
Second Quarter Ended June 30	$5.48	$1.17
Third Quarter Ended September 30	$4.48	$3.02
Fourth Quarter December 31	$5.99	$2.05

2002 Year
First Quarter Ended March 31	$5.65	$3.31
Second Quarter Ended June 30	$3.60	$1.41
Third Quarter Ended September 30	$1.76	$0.85
Fourth Quarter December 31	$1.80	$0.75

As of February 14, 2003, there were approximately 914 holders of record of Tumbleweed common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

Tumbleweed Dividend Policy

Tumbleweed has not declared or paid any cash dividends on its common stock during any period for which financial information is provided in this report. Tumbleweed currently intends to retain future earnings, if any, to fund the development and growth of its business and do not anticipate paying any cash dividends on its common stock in the foreseeable future.

Tumbleweed Equity Compensation Plan Information

The following table sets forth, as of December 31, 2002, Tumbleweed’s outstanding warrants and the number of stock options outstanding under its stock option plans, the weighted average exercise price of the stock options and warrants, and the number of stock options available for grant under Tumbleweed’s plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Stock option plans approved by stockholders	6,904,298	$5.62	1,047,987
Warrants and stock option plans not approved by stockholders	3,458,820	$7.32	1,125,800

Total	10,363,118	$6.19	2,173,787

The following table summarizes information about stock options outstanding as of December 31, 2002:

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.50	76,882	$0.50	5.5	76,882	$0.50
0.77–1.35	3,423,039	1.00	9.7	254,148	0.93
1.39–2.72	1,701,090	1.96	8.7	542,279	2.08
3.03–3.25	1,694,651	3.13	8.3	734,556	3.13
3.31–3.76	1,551,900	3.45	8.9	250,868	3.61
3.86–26.52	896,089	14.80	7.5	532,422	15.99
30.50–38.56	381,478	32.37	7.4	270,002	32.52
42.63–48.25	49,376	45.18	7.3	38,019	44.89
56.63–82.75	12,000	78.40	7.1	8,583	78.18
118.44	50,000	118.44	7.2	48,312	118.44

$ 0.50–118.44	9,836,505	$5.30	8.8	2,756,071	$10.88

In conjunction with various financing arrangements and employment recruitment services provided to us in 1994, 1995, 1998, 1999, and 2001, we issued warrants to purchase an aggregate of approximately 583,113 shares of common stock. As of December 31, 2002 and 2001, 526,613 and 551,613 warrants to purchase common stock remain outstanding, respectively. Of the warrants that remain outstanding at December 31, 2002, 585 expire in July 2003 with an exercise price of $69.62; 4,633 expire in August 2004 with an exercise price of $3.13; 11,858 expire in December 2004 with an exercise price of $2.53; 76,207 expire in February 2006 with an exercise price of $2.69; and the remaining 433,330 expire in July 2006 with an exercise price of $26.93.

Item 6—Selected Financial Data.

TUMBLEWEED SELECTED HISTORICAL FINANCIAL DATA

You should read Tumbleweed’s selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes thereto contained elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2000, 2001 and 2002 and the selected consolidated balance sheet data as of December 31, 2000 and 2001 are derived from our audited consolidated financial statements contained elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 1998 and 1999 and the consolidated balance sheet data as of December 31, 1998, 1999 and 2000 are derived from our audited consolidated financial statements not included or incorporated by reference in this report.

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue from continuing product lines	$25,525	$29,048	$37,338	$15,284	$10,575
Revenue from discontinued product lines	—	—	—	1,472	4,888
Gross profit(1),(2)	18,457	16,773	24,221	11,853	11,213
Operating expenses(3),(4)	38,468	129,475	97,061	37,900	23,456
Operating loss before amortization and impairment of goodwill and intangible assets, restructuring, and merger-related expenses	(14,298)	(44,825)	(48,262)	(26,047)	(12,243)
Operating loss	(20,011)	(112,702)	(72,840)	(26,047)	(12,243)
Net loss(4)	(20,866)	(114,165)	(69,829)	(24,222)	(11,720)
Net loss per share—basic and diluted	$(0.68)	$(3.78)	$(2.51)	$(1.65)	$(1.79)
Shares used in calculating basic and diluted loss per share	30,589	30,171	27,829	14,650	6,549

	December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$29,210	$41,067	$73,568	$60,544	$4,556
Total assets	37,809	65,310	178,900	75,683	12,719
Long-term debt, excluding current installments	—	9	497	1,017	382
Total stockholders’ equity	21,831	43,095	153,612	61,713	4,437

(1)	Includes gross profit from product lines we discontinued prior to January 1, 2000.
(2)	Includes stock compensation expense of $10, $317 and $150 for the years ended December 31, 2002, 2001, and 2000, respectively.
(3)	Includes stock compensation expense (credit) of ($311), $2,811, $5,821, $3,536, and $715 for the years ended December 31, 2002, 2001, 2000, 1999, and 1998, respectively.
(4)	Includes the impairment of goodwill and intangible assets of $5,713 and $50,983 for the years ended December 31, 2002 and 2001, respectively. Tumbleweed adopted SFAS 142, Goodwill and Other Intangible Assets (SFAS 142), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment at least annually. As a result of the adoption of SFAS 142, Tumbleweed recorded a transitional impairment loss of $974 which was recognized as a cumulative effect of change in accounting principle in 2002.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes. The following discussion contains forward-looking statements that reflect Tumbleweed’s plans, estimates and beliefs. Tumbleweed’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risks and Uncertainties.”

Overview

Tumbleweed is a leading provider of secure messaging applications for businesses and government organizations using the Internet. Tumbleweed enables businesses to share sensitive information via e-mail with customers, business partners, and suppliers, transforming e-mail into a tool for enhancing communication and increasing productivity. By deploying our secure messaging solutions, businesses improve their ability to enhance customer service, automate traditional paper and voice-based processes, enable secure collaboration with partners, comply with government and company policies to limit liability, enhance employee productivity, and prevent network disruption.

Tumbleweed’s suite of secure messaging products provide solutions to important productivity, customer service and online security needs. By deploying some or all of our solutions, our customers can:

•	defend their top line against competitors by expanding their existing e-channel to include secure e-mail customer service applications;

•	improve their bottom line by moving expensive paper- and phone-based processes online;

•	improve communications with partners, while at the same time protecting valuable intellectual property through secure collaborative partner networks;

•	improve the organization’s liability by ensuring that internal and customer communications comply with company, human resources, or government regulations, including the Gramm-Leach-Bliley Act, or GLBA, and the Health Insurance Portability and Accountability Act, or HIPAA; and

•	reduce network congestion as well as enhance employee productivity by keeping spam and e-mail viruses out of the enterprise network.

On January 31, 2000, Tumbleweed completed the acquisition of Worldtalk Communications Corporation, or Worldtalk, a provider of Internet security and policy management solutions that enable organizations to define and manage e-mail and web security usage policies to manage the risks and liabilities associated with Internet communications. Under the terms of the merger agreement, each Worldtalk share of common stock has been converted into 0.26 of a share of our common stock. A total of 3,798,398 shares of our common stock were exchanged for 14,609,374 shares of Worldtalk common stock. The business combination has been accounted for as a pooling of interests and, accordingly, our historical financial statements have been restated to include the accounts and results of operations of Worldtalk.

On May 15, 2000, Tumbleweed repurchased from Hikari Tsushin 5% of the outstanding stock of Tumbleweed Communications KK, for a price of approximately $645,000. As a result of this transaction, we owned a controlling interest of Tumbleweed Communications KK and began accounting for Tumbleweed Communications KK under the consolidation method effective April 1, 2000. On August 29, 2000, we repurchased an additional 25% of the outstanding shares of Tumbleweed Communications KK, increasing our ownership position to 80%. During the six months ended June 30, 2002, Tumbleweed Communications KK experienced a sustained decline in operations. As a result, we reevaluated our future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. During the three months ended September 30, 2002, we began the liquidation of Tumbleweed Communications KK. Tumbleweed Communications KK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

On August 1, 2000, Tumbleweed completed a primary and secondary public offering of 3,000,000 shares of our common stock at a price of $56.00 per share. Of the 3,000,000 shares of common stock, 1,500,000 primary shares were sold by us and 1,500,000 secondary shares were sold by our stockholders. Tumbleweed did not receive any of the proceeds from shares sold by its stockholders. Net proceeds of $77.9 million from the offering of primary shares have been used for working capital and other general corporate purposes.

On September 1, 2000, Tumbleweed completed the acquisition of Interface Systems, Inc., or Interface. Interface’s Legacy to Internet, or L2i, products and services simplify the process of transforming and using data found in legacy computer systems into electronic content that is easy to distribute and use online. The combination of L2i with Tumbleweed IME gives our customers a comprehensive, end-to-end solution for secure electronic statement presentment known as Tumbleweed Secure Statements. We divested the Interface businesses other than L2i. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price of $77.1 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since September 1, 2000, Interface’s results of operations have been included in our consolidated statements of operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including a cost approach for the assembled workforce, and an income approach for the core technology. The purchase price of $77.1 million consisted of an exchange of 1,249,210 shares of our common stock with a fair value of $64.2 million, assumed stock options with a fair value of $7.9 million, cash paid of $2.0 million, and other acquisition related expenses of $2.9 million consisting primarily of payments for investment banker’s fees, legal fees, accounting fees, and printer fees.

During the three months ended March 31, 2001, Tumbleweed performed an impairment assessment of the identifiable intangible assets and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rates, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment was supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition, which resulted in the net book value of our assets prior to the impairment charge significantly exceeding our market capitalization. As a result of our review, we recorded a $51.0 million impairment charge to reduce goodwill and other intangible assets. The charge was determined based upon our estimated discounted cash flows over the remaining estimated useful life of the goodwill using a discount rate of 15%. The assumptions supporting the cash flows including the discount rate were determined using our estimates as of March 31, 2001. The remaining intangible assets were amortized in full over their remaining useful life in 2001.

In January 2001, Tumbleweed’s Board of Directors approved a restructuring program. This restructuring program was intended to align our cost structures with our company-wide focus on customer service, sales, and research and development. The restructuring involved consolidating our facilities in the U.S. and closing sales offices in Paris, France; Chatsworth, Australia; and Stockholm, Sweden, realigning our professional services organization, and reducing headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were $4.7 million during 2001, which includes charges related to vacating leased facilities domestically and abroad. As of December 31, 2002, we had no remaining liabilities relating to the restructuring expenses we recorded in 2001.

During 2002, Tumbleweed transitioned from direct sales operations to indirect sales operations in Europe and Japan due to sustained declines in the operating results of those regions. In Europe, we are winding down our direct sales operations and have signed a reseller agreement with a distributor to sell our products and provide technical support to our customers there. In Japan, we transitioned to an indirect sales distribution model. During the three months ended September 30, 2002, we began the liquidation of Tumbleweed Communications KK. Subsequently, Tumbleweed Communications KK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

In August 2002, Tumbleweed’s Board of Directors approved a program to repurchase up to $10.0 million of our common stock. Although we are not required to purchase any stock under the program, we may purchase shares either in the open market or in negotiated transactions as market and business conditions warrant. The timing and amount of any shares repurchased is determined by our management based on an evaluation of market conditions and other factors. The purchases are made at current market prices or in negotiated transactions off the market and are funded using our working capital. The repurchase program extends over a twelve month period and may be suspended or discontinued at any time. In October 2002, we adopted a 10b5-1 plan, which allows us to repurchase our stock under our repurchase program during a period in which we are in possession of material non-public information, provided we previously communicated repurchase instructions to our broker at a time when we were not in possession of such material non-public information. The 10b5-1 plan does not increase the aggregate $10.0 million amount authorized for repurchase purposes. During the year ended December 31, 2002 we repurchased 717,500 shares of our common stock for $796,000.

Tumbleweed’s future net income and cash flow may be adversely affected by limitations on our ability to apply net operating losses for federal income tax reporting purposes against taxable income in future periods, including limitations due to ownership changes, as defined in Section 382 of the Internal Revenue Code, arising from issuance of stock.

Recent Development

On February 18, 2003, Tumbleweed announced the signing of a definitive merger agreement with Valicert, Inc, or Valicert. Pending stockholder and regulatory approvals, we agreed to acquire all of the outstanding shares of Valicert in a stock-for-stock transaction. As approved by the Boards of Directors of each company, the merger calls for each share of Valicert common stock to be exchanged for 0.385 shares of Tumbleweed common stock, or approximately 9.8 million shares, which Tumbleweed expects would represent approximately 24% of Tumbleweed’s outstanding common stock as of the record date assuming no exercise of outstanding Tumbleweed and Valicert options and warrants. The transaction is expected to close in the second or third quarter of 2003, depending on regulatory review.

Years ended December 31, 2002 and 2001

Revenue.    Revenue, which consists of both product and intellectual property, or IP, revenue as well as services revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or collectibility is in doubt, and/or for whom the product or service has not yet been delivered. Product and IP revenue consists of license and transaction fees, patent license agreement fees, and the sale of distribution rights. Services revenue includes support and maintenance, consulting, and training fees. Total revenue decreased to $25.5 million in 2002 from $29.0 million in 2001. The decrease in revenue was due to decreases in revenue from our international regions in Europe and Asia, which decreased to $1.6 million from $4.4 million and to $0.4 million from $2.6 million, respectively. The decrease in revenue in Europe and Asia was due to the tight discretionary spending of our international installed customer base which led to limited product expansion and maintenance and support revenues within that customer base. As a result, we decided to transition from direct sales operations to indirect sales operations in Europe and Japan. As we identified and developed partners for indirect sales, we experienced a further decline in revenue from Europe and Asia in 2002. Revenue from those regions could decrease on a year-over-year basis in future years due to the indirect sales operations transition.

Product and IP revenue decreased to $15.7 million in 2002 from $18.4 million in 2001. The decrease in product and IP revenue was due to a decrease in product revenue from our international regions in Europe and Asia, which decreased to $1.1 million from $2.8 million and to $0.3 million from $1.6 million, respectively. The decrease was due to our decision to transition to an indirect sales operations model in Europe and Japan due to sustained declines in the operating results of those regions. The decrease in international product revenue was partially offset by an increase in revenue of $1.2 million, to more than $2.0 million in 2002, from licensing our IP to third parties. During 2001, we began shifting from a transaction-based model to a perpetual license model. Transaction revenue decreased to $2.5 million in 2002 from $5.3 million in 2001, and is expected to continue to decrease in the future. As part of this transition, many of our former transaction-based customers are purchasing perpetual licenses and associated support and maintenance contracts.

Service revenue decreased to $9.8 million in 2002 from $10.7 million in 2001. The decrease in service revenue was due to our shift in consulting services towards supporting our customer implementations of our product and away from a more generalized secure messaging consulting practice. This transition resulted in the reduction in the number of revenue generating projects and revenue generating consultants. As a result, our consulting revenue decreased to $2.5 million in 2002 from $6.3 million in 2001. We expect consulting revenue to decline in fiscal year 2003 as we continue this transition. This decrease in consulting revenue in 2002 was partially offset by an increase in maintenance revenue to $7.2 million in 2002 from $4.3 million in 2001.

Cost of Revenue.    Cost of revenue is comprised of product license costs and service costs. Product license cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products. Service costs are comprised primarily of personnel and overhead costs related to customer support and consulting and contract development projects with third parties. Total cost of revenue decreased to $7.1 million, or 28% of revenue, in 2002 from $12.3 million, or 42% of revenue, in 2001. The decrease in product cost is due to the decrease in product revenues that require us to pay third party royalty fees. The decrease in cost of services revenue, as a percentage of revenue, was due to a shift in our services revenue mix to higher-margin support and maintenance revenue from lower-margin consulting revenue. The decrease in cost of services revenue, in absolute dollars, was primarily due to a decrease in employees and related employee costs. The decrease in employees was driven by our increased focus regarding the direct implementation and development of our core products, and the transition from direct sales operations to indirect sales operations in Europe and Japan which reduced our professional services headcount in those regions to zero.

Research and Development Expenses.    Research and development expenses are comprised of engineering and other related personnel costs, the development of our applications, quality assurance, and testing. Research and development expenses decreased to $10.1 million in 2002 from $15.9 million in 2001. The decrease in research and development expenses was primarily due to a decrease of 13 employees and related employee costs, including the elimination of bonuses and salary reductions, and a decrease in depreciation expense due to assets becoming fully depreciated, lower capital expenditures as compared to 2001 and 2000, and a reduction in allocated overhead charges. The decrease of employees is due to our decision to reduce the number of our product offerings and outsource development for non-core product offerings. Overhead charges were reduced due to our reduction in information technology spending and our reduction in facilities costs. We believe that our investment in research and development is required to remain competitive and therefore expect to maintain resource levels consistent with the last quarter of 2002. In addition, we are focused on controlling costs throughout our company. As part of this effort, we are outsourcing development for those non-core products for which we can reduce costs and meet delivery requirements. We have also reduced the information technology and facilities costs required to support the same levels of resources.

Sales and Marketing Expenses.    Sales and marketing expenses are comprised of salaries, commissions, travel expenses, other related personnel costs, and costs associated with marketing programs. Sales and marketing expenses decreased to $18.0 million in 2002 from $36.4 million in 2001. The decrease in sales and marketing expenses was primarily due to decreased employees as well as lower marketing program expenses. The decrease in employees was due to a shift in our sales focus towards large accounts in target industries which allowed us to reduce the number of direct sales representatives and sales support employees in North America by 19, and the transition from direct sales operations to indirect sales operations in Europe and Asia, which reduced the number of employees by 50. Marketing programs expense also declined by $3.4 million. We intend to continue to focus and expand our sales and marketing efforts in North America to increase customer awareness of our products and to better support our existing customers. We expect sales and marketing expense to decrease in absolute dollars in 2003 due to our transition to indirect sales operations in Europe and Japan.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems, and human resources departments as well as public reporting costs, and professional fees. General and administrative expenses decreased to $4.7 million in 2002 from $9.3 million in 2001. The decrease in general and administrative expenses was primarily due to a decrease in employees and related employee costs, including the elimination of bonuses and salary reductions, a reduction in overhead costs, a reduction in expenses with application service providers due to bringing administration for our enterprise software systems in-house, and lower bad debt expense. The lower bad debt expense resulted from a decrease in the size of our accounts receivable balance, increased collections efforts and more centralized operations in the United States, and improved geographic and industry mix of our customers. Overhead charges were reduced due to our reduction in information technology spending and our reduction in facilities costs. We expect general and administrative expenses to increase in 2003 due to increased expense related to intellectual property licensing, enforcement and development and increased public company expenses.

Stock-based Compensation Expense.    Stock-based compensation expense was recorded in connection with the amortization of deferred stock compensation recorded as a result of grants of stock options to non-employees and employees at exercise prices less than the fair value on the grant date, the vesting acceleration of stock options approved for certain employees, and warrants granted to non-employees in exchange for services performed, net of credits related to stock options granted to employees who were later terminated. Stock-based compensation expense is included in Tumbleweed’s cost of revenues and operating expenses in Tumbleweed’s statement of operations. This expense is being amortized over the vesting period of the options, which is generally four years. Stock-based compensation expense in 2002 was a credit of ($301,000) compared to $3.1 million in 2001. The credit to stock-based compensation expense in 2002 was the result of the termination of certain employees whose options had not yet vested, in excess of continued amortization.

Amortization of Goodwill and Intangible Assets.    Goodwill and other intangible assets resulted from the purchase of Interface and, to a lesser extent, Tumbleweed’s increase in ownership of Tumbleweed Communications KK from 50% to 80% during 2000. In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Tumbleweed adopted the provisions of SFAS 142 effective January 1, 2002. Prior to Tumbleweed’s adoption of SFAS 142, goodwill and intangible assets were amortized over their respective lives, generally one to five years. Amortization of goodwill and intangible assets decreased to zero in 2002 from $12.2 million in 2001 as a result of the adoption of SFAS 142 and the intangible assets becoming fully amortized in September 2001.

Merger-Related and Restructuring Expenses.    In January 2001, Tumbleweed’s Board of Directors approved a restructuring program intended to align its cost structures with its company-wide focus on customer service, sales, and research and development. The restructuring involved consolidating Tumbleweed’s facilities in the United States and closing international sales office locations in Paris, France; Chatsworth, Australia; and Stockholm, Sweden. The restructuring program also realigned Tumbleweed’s professional services organization and reduced headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were $4.7 million in 2001, which includes charges related to vacating leased facilities domestically and abroad. As of December 31, 2002, Tumbleweed had no remaining liabilities relating to the restructuring expenses it recorded in 2001.

Impairment of Goodwill and Intangible Assets.    During the three months ended March 31, 2001, Tumbleweed performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rate, and Tumbleweed’s lower actual and projected operating results including that of the business acquired from Interface. Tumbleweed’s assessment was supported by the significant sustained decline in its stock price since the valuation date of the shares issued in the Interface acquisition. As a result of the assessment, Tumbleweed recorded a $51.0 million impairment charge to reduce goodwill and other intangible assets to their estimated fair value. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill and other intangible assets using a discount rate of 15%. The assumptions supporting the cash flows, including the discount rate, were determined using Tumbleweed’s best estimates as of March 31, 2001. The remaining intangible assets were amortized in full over their remaining useful life during 2001.

In connection with SFAS 142’s transitional goodwill impairment evaluation, Tumbleweed assessed whether there was an indication that goodwill recorded in connection with its acquisition of Tumbleweed Communications KK was impaired as of the date of adoption. To accomplish this, Tumbleweed determined the carrying value of its reporting unit by assigning its assets and liabilities, including the existing goodwill and intangible assets, to Tumbleweed’s reporting unit as of the date of adoption. As our Tumbleweed Communications KK reporting unit’s carrying amount exceeded its fair value, we compared the implied fair value of Tumbleweed Communications KK goodwill, determined by allocating Tumbleweed Communications KK fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $1.0 million was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

During the six months ended June 30, 2002, Tumbleweed Communications KK experienced a sustained decline in operations. As a result, Tumbleweed reevaluated its future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. As of June 30, 2002, Tumbleweed determined that its goodwill was impaired and wrote-off the $5.7 million remainder of the goodwill balance. During the three months ended September 30, 2002, Tumbleweed began the liquidation of Tumbleweed Communications KK. Tumbleweed Communications KK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

Impairment of Investments.    During 2000, Tumbleweed made investments in two non-publicly traded companies of $977,000 and $3.0 million. The investments were carried at cost as Tumbleweed holds less than 20% of the voting equity and do not have the ability to exercise significant influence. The investments were included in other assets in the accompanying balance sheet at December 31, 2001. Tumbleweed monitored these investments for impairment and made appropriate reductions in carrying values when necessary. Tumbleweed recorded expenses of $543,000 and $3.4 million in 2002 and 2001, respectively, to recognize an other-than-temporary impairment in the value of these investments. As of December 31, 2002, Tumbleweed had no remaining assets on its balance sheet relating to these investments.

Other Income, Net.    Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net, decreased to $0.7 million in 2002 from $2.1 million in 2001. The decrease in other income, net, was due to the decline in interest rates and a reduction in Tumbleweed’s cash balances relative to the year-earlier period as well as a $0.2 million loss on the sale of short-term investments in 2002.

During our three most recent fiscal years, inflation and changing prices have had no significant effect on our net sales and revenue or income from continuing operations.

Years Ended December 31, 2001 and 2000

Revenue.    Total revenue decreased to $29.0 million in 2001 from $37.3 million in 2000 due to weaker global macroeconomic conditions in 2001 and the closure of offices in Australia, France, and Sweden associated with our 2001 restructuring. Revenue from our international regions in Europe and Asia decreased to $4.4 million from $7.1 million and to $2.6 million from $4.9 million, respectively.

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

Cost of Revenue.    Cost of revenue is comprised of product license costs and service costs. Product license cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products. Service costs are comprised primarily of personnel and overhead costs related to customer support and consulting and contract development projects with third parties. Total cost of revenue decreased to $12.3 million, or 42% of revenue, in 2001 from $13.1 million, or 35% of revenue, in 2000. The increase in total cost of revenue as a percentage of revenue was due to an increase in lower-margin consulting revenue. The decrease in total cost of revenue in absolute dollars was due to a decrease in service costs and a reduction in product costs that were tied to our revenues, as our revenues decreased.

Research and Development Expenses.    Research and development expenses are comprised of engineering and other related personnel costs, the development of our applications, quality assurance, and testing. Research and development expenses increased to $15.9 million in 2001 from $15.7 million in 2000. The increase in research and development expenses was due to increased engineering costs resulting from the acquisition of Interface in September 2000.

Sales and Marketing Expenses.    Sales and marketing expenses are comprised of salaries, commissions, travel expenses, other related personnel costs, and costs associated with marketing programs. Sales and marketing expenses decreased to $36.4 million in 2001 from $44.8 million in 2000. The decrease in sales and marketing expenses was primarily due to decreased personnel costs as a result of the 2001 restructuring and other cost savings from our closure of offices in Australia, France, and Sweden.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems, and human resources departments as well as public reporting costs, and professional fees. General and administrative expenses decreased to $9.3 million in 2001 from $12.0 million in 2000. The decrease in general and administrative expenses was due to decreased personnel costs as a result of the 2001 restructuring and lower legal costs as the prior year included expenses resulting from our patent infringement lawsuit against the docSpace Company, Inc.

Stock-based Compensation Expense.    Stock-based compensation expense was recorded in connection with the amortization of deferred stock compensation recorded as a result of grants of stock options to non-employees and employees at exercise prices less than the fair value on the grant date, the vesting acceleration of stock options approved for certain employees, and warrants granted to non-employees in exchange for services performed, net of credits related to stock options granted to employees who were later terminated. Stock-based compensation expense is included in our cost of revenues and operating expenses in our statement of operations. This expense is being amortized over the vesting period of the options, which is generally four years. Stock-based compensation expense decreased to $3.1 million in 2001 from $6.0 million in 2000. The decrease was the result of the termination of certain employees during the 2001 restructuring whose options had not yet vested.

Amortization of Goodwill and Intangible Assets.    Goodwill and other intangible assets resulted from the purchase of Interface and, to a lesser extent, our increase in ownership of TKK from 50% to 80% during 2000. In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We adopted the provisions of SFAS 142 effective January 1, 2002. Prior to our adoption of SFAS 142, goodwill and intangible assets were amortized over their respective lives, generally one to five years. Amortization of goodwill and intangible assets decreased to $12.2 million in 2001 from $13.8 million in

2000. The decrease in expense in 2001 is due to the $51.0 million impairment charge recorded in the first quarter of 2001 related to Interface goodwill and intangible assets.

Merger-Related, and Restructuring Expenses.    In January 2001, Tumbleweed’s Board of Directors approved a restructuring program intended to align our cost structures with our company-wide focus on customer service, sales, and research and development. The restructuring involved consolidating our facilities in the United States and closing international sales office locations in Paris, France; Chatsworth, Australia; and Stockholm, Sweden. The restructuring program also realigned our professional services organization and reduced headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were $4.7 million in 2001, which includes charges related to vacating leased facilities domestically and abroad.

Impairment of Goodwill and Intangible Assets.    During the three months ended March 31, 2001, Tumbleweed performed an impairment assessment of the identifiable intangibles and goodwill recorded in connection with the acquisition of Interface. The assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rate, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment was supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition. As a result of the assessment, we recorded a $51.0 million impairment charge to reduce goodwill and other intangible assets to their estimated fair value. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill and other intangible assets using a discount rate of 15%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of March 31, 2001. The remaining intangible assets were amortized in full over their remaining useful life during 2001.

Impairment of Investments.    During 2000, Tumbleweed made investments in two non-publicly traded companies of $1.0 million and $3.0 million. The investments were carried at cost as we hold less than 20% of the voting equity and do not have the ability to exercise significant influence. The investments were included in other assets in the accompanying balance sheet at December 31, 2001. We monitored these investments for impairment and made appropriate reductions in carrying values when necessary. We recorded expenses of $3.4 million in 2001 to recognize an other-than-temporary impairment in the value of these investments.

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

Liquidity and Capital Resources

Since inception, Tumbleweed has financed its operations primarily through the issuance of equity securities. As of December 31, 2002, we had $29.2 million in cash and cash equivalents.

Net cash used in operating activities decreased to $11.3 million in 2002 from $32.3 million in 2001. Net cash used in operating activities was primarily the result of our net operating loss and adjustments to reconcile net loss to net cash used in operating activities, including a $5.7 million goodwill impairment charge, depreciation expenses of $3.2 million, and a SFAS 142 transitional goodwill impairment loss of $974,000 recognized as the cumulative effect of a change in accounting principle. Additionally, our net cash used in operating activities increased due to a $4.0 million decrease in our accounts payable and accrued liabilities balances, related to our reduction in employees and transition from direct sales operations to indirect sales operations in Europe and Japan. This increase was partially offset by a decrease in our other current assets and other assets balances of $3.2 million due to lease settlement payments of $2.3 million paid using lease deposits and the recording of $543,000 in non-cash expenses to recognize an other-than-temporary impairment in the value of our investments in two non-publicly traded companies. The decrease in net cash used in operating activities in 2002 relative to the year-earlier period was primarily due to the reduction in our net operating loss.

Net cash provided by investing activities for 2002 was $201,000. Net cash used in investing activities was $166,000 in 2001. Net cash provided by investing activities in 2002 consists of proceeds of $555,000 from the sale of short-term investments acquired in 2002, offset by purchases of property and equipment. Net cash used in investing activities in 2001 was comprised of purchases of property and equipment, offset by the sale of our building in Ann Arbor, Michigan.

Net cash used in financing activities for 2002 was $666,000. Net cash provided by financing activities was $444,000 in 2001. Net cash used in financing activities in 2002 was comprised of 717,500 shares of our common stock that we repurchased for $796,000 and repayments of borrowings, offset by proceeds from the issuance of equity securities under our stock option and employee stock purchase plans. Net cash provided by financing activities in 2001 was primarily the result of proceeds from the issuance of equity securities under our stock option and employee stock purchase plans, reduced by payments of borrowings.

As of December 31, 2002, Tumbleweed’s principal commitments consisted of obligations related to outstanding operating and capital leases, unconditional purchase obligations and termination fees related to leases, employees and an application service provider contract. Our equipment leases require payment of rental fees to third party leasing providers. In most cases, we have no obligations to purchase the equipment at the end of the lease term. We do not anticipate a substantial increase in capital expenditures in the immediate future. We also do not anticipate an increase in operating lease obligations.

In June 1999, Tumbleweed entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease is for a term of five years with current monthly rent payments of approximately $124,000. In September 2000, we leased an additional 42,000 square feet in an adjacent building with a term of five years and subleased this space. We terminated this second lease as of December 31, 2001 and made settlement payments of $2.3 million on this lease in the first quarter of 2002 as a part of the lease termination agreement.

As a result of the Interface acquisition, Tumbleweed assumed an operating lease covering approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with current quarterly rent payments of approximately $60,000. This office space is currently subleased to a tenant who is currently providing us with quarterly rent payments of approximately $60,000. The sublease terminates in April 2003 and we are currently attempting to renew the sublease or find a new sublessee.

In July 1998, Tumbleweed entered into a debt agreement with a bank, which includes a $750,000 equipment loan facility. In June 1999, we obtained a second equipment loan facility in the amount of $1.0 million with the same bank. The first equipment loan in the amount of $750,000 expired in December 2001 and the second equipment loan in the amount of $1.0 million expired in December 2002. Borrowings under both equipment loan facilities bear interest at prime rate plus 0.75%, are due and payable in 36 equal monthly installments and are secured by certain of our assets. The weighted average interest rate for the equipment loans was 5.48%, 8.21%, and 10.00%, for 2002, 2001, and 2000, respectively. At December 31, 2002 the equipment loan has aggregate maturities of $27,000 that were paid in full in January 2003.

On February 18, 2003, Tumbleweed announced the signing of a definitive merger agreement with Valicert . Pending stockholder and regulatory approvals, we will acquire all of the outstanding shares of Valicert in a stock-for-stock transaction. As approved by the Boards of Directors of each company, the merger calls for each share of Valicert common stock to be exchanged for 0.385 shares of Tumbleweed common stock, or approximately 9.8 million shares, which Tumbleweed expects would represent approximately 24% of Tumbleweed’s outstanding stock post merger. The transaction is expected to close in the second or third quarter of 2003, depending on regulatory review. As of March 12, 2003, we have incurred payment obligations of approximately $1,035,000 to our attorneys, bankers, financial printers, and public accountants related to the acquisition of Valicert.

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

Tumbleweed will continue to consider future financing alternatives, which may include the incurrence of indebtedness, additional public or private equity offerings or an equity investment by a strategic partner; however, we have no present commitments or arrangements assuring us of any future equity or debt financing. Additionally, equity or debt financing may not be available to us on favorable terms, if at all.

In August 2002, Tumbleweed’s Board of Directors approved a program to repurchase up to $10.0 million of our common stock. Although we are not required to purchase any stock under the program, we may purchase shares either in the open market or in negotiated transactions as market and business conditions warrant. The timing and amount of any shares repurchased is determined by our management based on an evaluation of market conditions and other factors. The purchases are made at current market prices or in negotiated transactions off the market and are funded using our working capital. The repurchase program extends over a twelve month period and may be suspended or discontinued at any time. In October 2002, we adopted a 10b5-1 plan, which allows us to repurchase our stock under our repurchase program during a period in which we are in possession of material non-public information, provided we previously communicated repurchase instructions to our broker at a time when we were not in possession of such material non-public information. The 10b5-1 plan does not increase the aggregate $10.0 million amount authorized for repurchase purposes. During 2002 we repurchased 717,500 shares of our common stock for $796,000.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of December 31, 2002, are as follows (in thousands):

	2003	2004	2005	2006	2007	After 2007	Total
Debt	$27	$—	$—	$—	$—	$—	$27
Capital leases	6	—	—	—	—	—	6
Operating leases	2,313	1,990	368	240	240	2,960	8,111
Unconditional purchase obligations	1,010	—	—	—	—	—	1,010

Total	$3,356	$1,990	$368	$240	$240	$2,960	$9,154

The amounts above will be offset by sublease payments of $80,000 in 2003.

Recent Accounting Pronouncements

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

While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion 30 for the disposal of a segment of a business. By broadening the presentation of discontinued operations to include more disposal transactions, SFAS 144 enhances companies’ ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with an exit or disposal activity. SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. We are required to adopt the provisions of SFAS 146 as of January 1, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. We are required to adopt the provisions of EITF 00-21 as of January 1, 2004. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements of FIN 45 effective December 31, 2002 and we do not expect the adoption of the recognition/measurement requirements of FIN 45 to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion 25 and have adopted the disclosure requirements of SFAS 123 and SFAS 148 as of December 31, 2002.

Critical Accounting Policies and Estimates

Tumbleweed’s discussion and analysis of its financial condition and results of operations are based upon Tumbleweed’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments in determining the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates, including those related to revenue recognition, customer arrangements, collectibility of accounts receivable, valuation of assets, and contingencies and litigation. When making estimates, we consider our historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Tumbleweed believes that the following critical accounting policies represent areas where significant judgments and estimates have been used in the preparation of our consolidated financial statements.

Revenue Recognition

Tumbleweed derives its revenue from two sources (i) product and intellectual property, or IP, revenue, which includes license and transaction fees, patent license agreement fees, the sale of distribution rights, and hosting arrangements; and (ii) services revenue, which includes support and maintenance, consulting, and training fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

Tumbleweed typically offers its software products under a perpetual license model. In addition, we offer or have offered our products under a transaction-based model, under which fees were based on the volume of transactions or contractual minimum volumes; patent license agreements, whereby licensees gain access to one or more of our patents for the duration of the patent(s) in exchange for a licensing and/or transaction fee; distribution rights; and hosting arrangements which require customers to pay a one-time fee for the right to use our software and services over a limited time.

Tumbleweed applies the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements, which generally requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, consulting, training, installation, or post-contract customer support. Fair values are based upon vendor specific objective evidence. If such evidence does not exist for delivered elements, we record revenue using the residual method. If such evidence does not exist for undelivered elements, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered, or revenue is recorded ratably if the only undelivered element is support and maintenance.

Tumbleweed recognizes revenue from perpetual licenses upon shipment when the following criteria are met: persuasive evidence of an arrangement exists, based on an executed contract and non-binding purchase order; the product has been delivered, generally to a common carrier or by electronic distribution; the fee is fixed and determinable; and collection of the resulting receivable is probable.

Transaction revenue is recognized based on payment schedules or transaction reports from Tumbleweed’s customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

Tumbleweed recognizes revenue from patent license agreements and from the sale of distribution rights when (i) the patent license or distribution agreement is executed, (ii) the amounts due are fixed, determinable, and billable, and (iii) collection of the resulting receivable is probable.

Hosting arrangements require customers to pay a one-time fee for the right to use Tumbleweed software and services. We recognize revenue from hosting arrangements ratably over the service period because the customer does not have the right to take the software. We discontinued our hosting effort during the three months ended September 30, 2002.

Customers generally purchase at least one-year of support and maintenance together with each perpetual license. Support and maintenance is sold as a percentage of the list price of the software product. Renewals of support and maintenance in future years are also sold as a percentage of the software product’s list price. Under a support and maintenance agreement, customers receive on-going support and, in some instances, the right to receive future updates and upgrades of our products during the term of the agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided.

Installation by Tumbleweed of our products is not considered essential to the functionality of our products, as these services do not alter the products’ capabilities, do not require any specialized skills, and may be performed by the customer or any third parties. Services revenue is related to installation and is generally recognized on a time and materials basis, except for when specific acceptance criteria exists. When customer specific acceptance criteria exist, we recognize revenue upon customer acceptance.

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that the revenue recognition criteria set forth above for perpetual licenses have been met; payment of the license fees is not dependent upon the performance of the consulting and implementation services; and the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized under the percentage of completion contract method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts.

Other consulting engagements are generally on a time and materials basis, for which revenue is recognized as the services are performed. For fixed dollar consulting contracts with milestones or acceptance provisions, revenue is recognized upon completion of a milestone or acceptance, if applicable.

Training revenue is recognized as the training is provided.

Tumbleweed assesses collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue upon receipt of cash. For contracts with extended payment terms, we recognize revenue as payments become due from the customer.

Revenue from the reseller channel is recognized upon software shipment, the execution of a distribution agreement with the reseller, and the receipt of substantive identification of the end-user customer.

Valuation of Allowance for Doubtful Accounts

Tumbleweed maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We must make estimates of the collectibility of our accounts receivables. We specifically analyze accounts receivable, including review of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, aging of the balance and estimated collectibility percentages for different aging ranges, geographic and industry mix, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was 30% and 23% of our gross receivables as of December 31, 2002 and 2001, respectively.

Valuation of Privately-Held Investments

Tumbleweed’s determination of impairment related to certain equity investments in privately held companies is based on the latest available valuation of such investment, or, if unavailable, our assumptions related to projected operating results of the privately held company and potential effects of declines in market trends. Future events that adversely change the assumptions we use to determine valuation of investments may require us to record charges for impairment of the carrying value of our investments.

During 2000, Tumbleweed made investments in two non-publicly traded companies of $977,000 and $3.0 million. The investments were carried at cost as we hold less than 20% of the voting equity and do not have the ability to exercise significant influence. The investments were included in other assets in the accompanying balance sheet at December 31, 2001 and 2000. We monitored these investments for impairment and made appropriate reductions in carrying values when necessary. We recorded expenses of $543,000 and $3.4 million in 2002 and 2001, respectively, to recognize an other-than-temporary impairment in the value of these investments. As of December 31, 2002 we had no remaining assets on our balance sheet relating to these investments.

Valuation of Long-Lived Assets and Goodwill

Tumbleweed assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner or our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

When Tumbleweed determines that the carrying value of long-lived assets, and goodwill prior to the adoption of SFAS 142, may not be recoverable upon the existence of one or more of the above indicators of impairment, and such carrying value is less than projected undiscounted cash flows attributed to the asset, we measure any impairment based on the amount by which the carrying amount of the assets exceeds the fair value of the assets.

SFAS 142 became effective on January 1, 2002 and as a result, Tumbleweed ceased amortizing approximately $6.7 million of goodwill. In connection with SFAS 142’s transitional goodwill impairment evaluation, Tumbleweed assessed whether there was an indication that goodwill recorded in connection with our acquisition of Tumbleweed Communications KK was impaired as of the date of adoption. To accomplish this, we determined the carrying value of our reporting unit by assigning our assets and liabilities, including the existing goodwill and intangible assets, to our reporting unit as of the date of adoption. As our Tumbleweed Communications KK reporting unit’s carrying amount exceeded its fair value, indicating that Tumbleweed Communications KK’s goodwill might be impaired, we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of Tumbleweed Communications KK’s goodwill, determined by allocating Tumbleweed Communications KK’s fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

During the six months ended June 30, 2002, Tumbleweed Communications KK experienced a sustained decline in operations. As a result, we revaluated our future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. As of June 30, 2002, we determined that our goodwill was impaired and wrote-off the $5.7 million remainder of the goodwill balance. During the three months ended September 30, 2002, we began the liquidation of Tumbleweed Communications KK. As a result of the liquidation of Tumbleweed Communications KK, during the three months ended September 30, 2002, we recorded an operating expense of $377,000 related to the write-off of the remaining net assets of Tumbleweed Communications KK and our eighty percent equity position in Tumbleweed Communications KK. Tumbleweed Communications KK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

Risks and Uncertainties

Tumbleweed has a history of losses and may experience continued losses.

Tumbleweed’s prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in new and rapidly evolving technology markets like Tumbleweed’s. Tumbleweed incurred net losses of $20.9 million, $114.2 million, and $69.8 million in 2002, 2001, and 2000, respectively. As of December 31, 2002, Tumbleweed had incurred cumulative net losses of $270.1 million.

Tumbleweed’s success may depend in large part upon increased adoption and utilization of Tumbleweed’s products and technology, as well as Tumbleweed’s ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If Tumbleweed does not succeed, it may not achieve or maintain profitability on a timely basis or at all. In particular, Tumbleweed intends to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. As a result, Tumbleweed may incur additional losses and continued negative cash flow from operations for the foreseeable future.

Tumbleweed’s quarterly financial results are subject to significant fluctuations.

Tumbleweed’s revenue has fluctuated and Tumbleweed’s quarterly operating results will continue to fluctuate based on the timing of the execution and termination of customer agreements in a given quarter. Tumbleweed’s ability to receive revenue from services is subject to multiple risks, including the risk that Tumbleweed may not be able to meet increasing customer demand because of a lack of adequately trained personnel, and the risk that customers may not timely accept the services provided and delay payment for such services. In addition, Tumbleweed has experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including, but not limited to:

•	the substantial decrease in information technology spending in general, and among Tumbleweed’s target customers in particular;

•	customers choosing to delay their purchase commitments or purchase in smaller amounts than expected due to a general downturn in the economy;

•	Tumbleweed’s ability to continue to license its patents, the timing of such licenses, and the costs necessary to defend its patents;

•	the amount and timing of operating costs and capital expenditures relating to Tumbleweed’s business, operations and infrastructure, including its international operations;

•	Tumbleweed’s ability to accurately estimate and control costs;

•	Tumbleweed’s ability to timely collect fees owed by customers;

•	the announcement or introduction of new or enhanced products and services in the secure content management, content security, secure online communications, or document delivery markets; and

•	acquisitions that Tumbleweed completes or proposes.

As a result of these factors, Tumbleweed believes that quarter-to-quarter comparisons of its revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Tumbleweed may not be able to accurately forecast its revenue or expenses. Because Tumbleweed’s staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of Tumbleweed’s costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of Tumbleweed’s customers delay purchases of Tumbleweed’s products until the end of each quarter. If Tumbleweed is unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on Tumbleweed’s operating results. Moreover, Tumbleweed believes the difficulties outlined above with respect to financial forecasts also apply to securities analysts that may publish estimates of Tumbleweed’s financial results. Tumbleweed’s operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors due to any of a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure Tumbleweed’s performance. If this occurs, Tumbleweed would expect to experience an immediate and significant decline in the trading price of Tumbleweed’s stock.

Economic conditions could adversely affect Tumbleweed’s revenue growth.

The revenue growth and profitability of Tumbleweed’s business depends on the overall demand for Tumbleweed’s products, Tumbleweed’s intellectual property, and Tumbleweed’s services, particularly within the industries in which Tumbleweed offers specific versions of Tumbleweed’s products. Because Tumbleweed’s sales are primarily to customers in the financial services, health care, and government industries, Tumbleweed’s business depends on the overall economic conditions and the economic and business conditions within these industries. The progressive weakening of the global economy, the information technology industry in particular, and the weakening of the business conditions within the above industries has caused a decrease in Tumbleweed’s license revenues. A softening of demand for information technology spending caused by a continued weakening of the economy, domestically or internationally, may result in a continued decrease in revenues.

In addition, the financial, political, economic and other uncertainties following the terrorist attacks upon the United States have led to a further weakening of the global economy, and have created an uncertain economic environment. Tumbleweed cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on Tumbleweed’s customers or business. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect spending on information technology and on Tumbleweed’s software license revenue, as well as have an adverse effect on Tumbleweed’s business, financial condition or results of operations.

Tumbleweed may have insufficient cash reserves to see it through to profitability.

As of December 31, 2002, Tumbleweed had cash and cash equivalents of $29.2 million and had incurred cumulative net losses since inception of $270.1 million. Tumbleweed’s current cash reserves, especially in light of Tumbleweed’s $10.0 million stock repurchase program authorized in August of 2002, may be insufficient if Tumbleweed experiences either lower than expected revenues or extraordinary or unexpected cash expenses. As a result, Tumbleweed may be required to raise funds through public or private financings, strategic relationships, or other arrangements. Funding, if needed, however, may not be available on acceptable terms or at all. If adequate funds are not available, Tumbleweed may be required to curtail significantly or defer one or more of Tumbleweed’s operating goals or programs, or take other steps that could harm Tumbleweed’s business.

Failure to obtain needed financing could affect Tumbleweed’s ability to maintain current operations and pursue future growth, and the terms of any financing Tumbleweed obtains may impair the rights of Tumbleweed’s existing stockholders.

In the future, Tumbleweed may be required to seek additional financing to fund its operations. Factors such as the commercial success of Tumbleweed’s existing products and services, the timing and success of any new products and services, the progress of Tumbleweed’s research and development efforts, Tumbleweed’s results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than Tumbleweed expects. In the event that Tumbleweed requires additional cash, Tumbleweed may not be able to secure additional financing on terms that are acceptable to us, especially in light of the uncertainty in the current market environment, and Tumbleweed may not be successful in implementing or negotiating such other arrangements to improve its cash position. If Tumbleweed raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Tumbleweed’s stockholders would be reduced and the securities Tumbleweed issues might have rights, preferences and privileges senior to those of Tumbleweed’s current stockholders. If adequate funds were not available on acceptable terms, Tumbleweed’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of new opportunities, develop or enhance products or services, or otherwise respond to competitive pressures could be significantly limited.

A limited number of customers account for a high percentage of Tumbleweed’s revenue, and the failure to maintain or expand these relationships could harm Tumbleweed’s business.

The loss of one or more of Tumbleweed’s major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm Tumbleweed’s business and prospects. For 2002, 2001, and 2000, five customers comprised approximately 23%, 17%, and 20%, respectively, of Tumbleweed’s revenue. For 2002, 2001, and 2000, respectively, no single customer comprised 10% or more of Tumbleweed’s revenue.

Tumbleweed faces risks in investing in and integrating new acquisitions, including Tumbleweed’s proposed acquisition of Valicert.

Tumbleweed is continuously evaluating investments in complementary technologies and businesses. Acquisitions of companies, divisions of companies, or products, including Tumbleweed’s acquisition of Valicert, entail numerous risks, including:

•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;

•	diversion of management’s attention;

•	loss of key employees of acquired operations;

•	coordinating sales and pricing efforts to effectively communicate the value and capabilities of the combined company;

•	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;

•	the potential disruption of Tumbleweed’s ongoing business;

•	unanticipated expenses related to such integration;

•	the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

•	the impairment of relationships with employees and customers of either an acquired company or Tumbleweed’s business;

•	the potential unknown liabilities associated with acquired business; and

•	inability to recover strategic investments in development stage entities.

As a result of acquisitions, Tumbleweed may acquire significant assets that include goodwill and other purchased intangibles. The testing of these intangibles under established accounting guidelines for impairment requires significant use of judgment and assumptions. Changes in business conditions could require adjustments to the valuation of these assets. Any such problems in integration or adjustments to the value of the assets acquired could harm Tumbleweed’s growth strategy and have a material adverse effect on Tumbleweed’s business and financial condition.

Tumbleweed faces technical, operational and strategic challenges that may prevent it from successfully integrating the proposed acquisition of Valicert, or any other company Tumbleweed may acquire.

The integration of the Valicert business, including its technology, operations and personnel, will be a complex, time-consuming and expensive process that may disrupt Tumbleweed’s business if not completed in a timely and efficient manner. Additionally, the integration of any other company or business Tumbleweed may acquire in the future may be a complex, time consuming and expensive process that may disrupt Tumbleweed’s business if not completed in a timely and efficient manner. Whenever an acquisition is completed, Tumbleweed must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices. Tumbleweed may encounter substantial difficulties, costs and delays involved in integrating the operations of Valicert, or any other company, including:

•	potential incompatibility of business cultures;

•	perceived adverse changes in business focus;

•	potential conflicts in customer, advertising or strategic relationships;

•	potential failure to complete anticipated sales; and

•	the loss of key employees and diversion of the attention of management from other ongoing business concerns.

As a result, Tumbleweed may not be successful in integrating Valicert or any other business or technologies Tumbleweed acquires and may not achieve anticipated revenue and costs benefits. Tumbleweed also cannot guarantee that these acquisitions will result in sufficient revenues or earnings to justify Tumbleweed’s investment in, or expenses related to, the acquisition. Nor can Tumbleweed guarantee that any anticipated synergies will develop. If Tumbleweed fails to execute its acquisition strategy successfully for any reason, Tumbleweed’s business will suffer.

If Tumbleweed does not secure key relationships with enterprise customers, Tumbleweed’s access to broader markets will be limited.

Tumbleweed’s enterprise customers, which use or intend to use Tumbleweed’s products to intelligently manage the incoming and outgoing online communications of their enterprises, are a significant source of Tumbleweed’s revenue. A key aspect of Tumbleweed’s strategy is to access target markets prior to adoption of alternative solutions by the larger participants in these markets. The failure to secure key relationships with new enterprise customers in targeted markets could limit or effectively preclude Tumbleweed’s entry into these target markets, which would harm Tumbleweed’s business and prospects.

Customers in a preliminary phase of implementing Tumbleweed’s product may not proceed on a timely basis or at all.

Some of Tumbleweed’s customers are currently in a pre-production or pre-launch stage of implementing Tumbleweed’s products and may encounter delays or other problems in introducing them. A customer’s decision not to do so or a delay in implementation could result in a delay or loss in related revenue or otherwise harm Tumbleweed’s businesses and prospects. Tumbleweed cannot predict when any customer that is currently in a pilot or preliminary phase will implement broader use of Tumbleweed’s services.

The markets for secure messaging applications generally, and for Tumbleweed’s products specifically, are new and may not develop.

The market for Tumbleweed’s products and services is new and evolving rapidly. If the market for Tumbleweed’s products and services fails to develop and grow, or if Tumbleweed’s products and services do not gain broad market acceptance, Tumbleweed’s business and prospects will be harmed. In particular, Tumbleweed’s success will depend upon the adoption and use by current and potential customers and their end-users of secure messaging applications. Tumbleweed’s success will also depend upon acceptance of Tumbleweed’s technology as the standard for providing these services. The adoption and use of Tumbleweed’s products and services will involve changes in the manner in which businesses have traditionally exchanged information. In some cases, Tumbleweed’s customers have little experience with products, services and technology like those offered by us.

Tumbleweed’s ability to influence usage of its products and services by customers and end-users is limited. For example, the usage of Secure Messenger by the end-users of Tumbleweed’s service provider customers has been limited to date. Tumbleweed has spent, and intend to continue to spend, considerable resources educating potential customers and their end-users about the value of Tumbleweed’s products and services. It is difficult to assess, or to predict with any assurance, the present and future size of the potential market for Tumbleweed’s products and services, or Tumbleweed’s growth rate, if any. Moreover, Tumbleweed cannot predict whether Tumbleweed’s products and services will achieve any market acceptance. For example, as email has become increasingly widespread and accepted, current and potential customers may be more willing to accept related security risks with email, as opposed to utilizing Tumbleweed’s products. Tumbleweed’s ability to achieve its goals also depends upon rapid market acceptance of future enhancements of Tumbleweed’s products and Tumbleweed’s ability to identify new markets as they emerge. Any enhancement that is not favorably received by customers and end-users may not be profitable and, furthermore, could damage Tumbleweed’s reputation or brand name. Any failure to identify and address new market opportunities could harm Tumbleweed’s business and prospects.

The markets Tumbleweed addresses are highly competitive and rapidly changing, and Tumbleweed may not be able to compete successfully.

Tumbleweed may not be able to compete successfully against current and future competitors, and the multiple competitive pressures Tumbleweed faces could harm Tumbleweed’s business and prospects. The markets in which Tumbleweed competes are intensely competitive and rapidly changing.

The principal competitive factors in Tumbleweed’s industry include price, product functionality, product integration, platform coverage and ability to scale, worldwide sales infrastructure and global technical support. Some of Tumbleweed’s competitors have greater financial, technical, sales, marketing and other resources than Tumbleweed does, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines Tumbleweed markets and distributes. Tumbleweed expects that the market for secure messaging applications will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market continues to develop, a number of companies with greater resources than ours could attempt to increase their presence in this market by acquiring or forming strategic alliances with Tumbleweed’s competitors or business partners. Tumbleweed’s success will depend on its ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than Tumbleweed’s competitors, and to educate potential customers as to the benefits of licensing Tumbleweed’s products rather than developing their own products. Competitors could introduce products with superior features, scalability and functionality at lower prices than Tumbleweed’s products and could also bundle existing or new products with other more established products in order to compete with us. In addition, because there are relatively low barriers to entry for the software market, Tumbleweed expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm Tumbleweed’s business.

Changing Tumbleweed’s sales distribution model from direct sales operations to indirect sales operations in Europe and Japan may reduce Tumbleweed’s revenue in future periods.

During 2002, Tumbleweed transitioned from direct sales operations to indirect sales operations in Europe and Japan due to sustained declines in the operating results of those regions. In Europe, Tumbleweed is winding down its direct sales operations and has signed a reseller agreement with a distributor to sell Tumbleweed’s products and provide technical support to Tumbleweed’s customers there. In Japan, Tumbleweed transitioned to an indirect sales distribution model and began the liquidation of its majority-owned subsidiary in Japan, Tumbleweed Communications KK. Tumbleweed Communications KK ceased operations in August 2002 and formally declared bankruptcy in December 2002. Revenue from Tumbleweed’s international regions in Europe and Asia may decrease on a year-over-year basis in future years as a result of this transition.

Restructuring of operations and other cost reducing measures Tumbleweed has implemented may not achieve the results Tumbleweed intends and even may harm Tumbleweed’s business.

In January 2001, Tumbleweed announced a restructuring of its business, which included a reduction in force and the closure of three international locations. Since that time Tumbleweed has reduced its work force from more than 400 employees to approximately 135 employees and has engaged in other ongoing measures to reduce expenses and establish an enterprise that is appropriate for Tumbleweed’s expected revenue levels. The planning and implementation of these efforts have placed, and may continue to place, a significant strain on Tumbleweed’s managerial, operational, financial and other resources. Additionally, the actions undertaken to restructure the business may negatively affect Tumbleweed’s revenue stream, customer satisfaction, employee turnover, recruiting and retention of important employees. If Tumbleweed experiences difficulties in carrying out the restructuring, Tumbleweed’s expenses could increase more quickly than Tumbleweed expects. If Tumbleweed finds that the actions taken to date did not sufficiently decrease Tumbleweed’s expenses, Tumbleweed may find it necessary to implement further streamlining of Tumbleweed’s expenses, to perform additional reductions in Tumbleweed’s headcount or to undertake additional restructurings of Tumbleweed’s business.

The restructuring of Tumbleweed’s business has placed a strain on resources.

The restructuring of Tumbleweed’s business in 2001 has placed and continues to place, a significant strain on managerial, informational, administrative and operational resources. Tumbleweed’s current systems, procedures and controls may not be adequate to achieve the rapid execution necessary to effectively operate within the market for its products and services. Tumbleweed needs to continue to enhance and improve its managerial capacity, and improve or replace its existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair Tumbleweed’s ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of its business plan. Despite its restructuring, Tumbleweed expects that it may need to expand elements of its employee base on a selective basis. Tumbleweed’s management may not be able to hire, train, retain, motivate and manage required personnel. In addition, Tumbleweed’s management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If Tumbleweed cannot manage its operations effectively, Tumbleweed’s business and operating results could suffer. Finally, Tumbleweed may have operational, customer service and financial systems that are not appropriate for Tumbleweed’s current estimated size. Moving to more appropriate office systems may also place a strain on Tumbleweed’s current systems and require financial expenditures to end the commitments on other systems.

Tumbleweed has converted to a new financial system.

In October 2002, Tumbleweed converted to a new financial system. As a result of this change, Tumbleweed may have difficulties retrieving historical financial information due to a lack of connectivity between its previous financial system and its new financial system. Tumbleweed’s new financial system is less complex than its previous financial system which may have a negative impact on its internal controls.

Tumbleweed has a lengthy sales and implementation cycle which could harm its business.

If Tumbleweed is unable to license its services to new customers on a timely basis or if its existing and proposed customers and their end-users suffer delays in the implementation and adoption of its services, Tumbleweed’s revenue may be limited and business and prospects may be harmed. Tumbleweed’s customers must evaluate its technology and integrate its products and services into the products and services they provide. In addition, Tumbleweed’s customers may need to adopt a comprehensive sales, marketing and training program in order to effectively implement some of its products. Finally, Tumbleweed must coordinate with its customers using its product for third-party communications in order to assist end-users in the adoption of Tumbleweed’s products. For these and other reasons, the cycle associated with establishing licenses and implementing Tumbleweed’s products can be lengthy. This cycle is also subject to a number of significant delays over which Tumbleweed has little or no control. Forecasts about license revenue may be inaccurate as a result of any or all of these factors, and inaccurate forecasts may cause Tumbleweed’s business, or market valuation, to suffer.

A failure to protect Tumbleweed’s intellectual property may significantly harm its business.

Tumbleweed currently relies on a combination of patents, trade secrets, copyrights, trademarks and licenses, together with non-disclosure and confidentiality agreements to establish and protect its proprietary rights in its products. Tumbleweed holds certain patent rights with respect to some of its products. Tumbleweed has filed, and expect in the future to file, additional patent applications. Tumbleweed’s existing patents or trademarks, as well as any future patents or trademarks obtained by Tumbleweed, may be challenged, invalidated or circumvented, or Tumbleweed’s competitors may independently develop or patent technologies that are substantially equivalent or superior to its technology. Further patent or trademark protection may not be obtained, in the United States or elsewhere, for Tumbleweed’s existing or new products, applications or services. In addition, further protection, if obtained, may not be effective. In some countries, meaningful patent or trademark protection is not available.

Third parties could assert infringement claims against Tumbleweed in the future, and the cost of responding to such assertions, regardless of their validity, could be significant. Tumbleweed may increasingly be subject to claims of intellectual property infringement as the number of its competitors grows and the functionality of their products and services increasingly overlap with Tumbleweed’s. Tumbleweed aggressively seeks to enforce its patent and other intellectual property rights. The enforcement process may be costly and require significant management attention. In addition, Tumbleweed’s enforcement of its patent and other intellectual property rights may increase the risk of adverse claims, with or without merit, which could be time consuming to defend, result in costly litigation, divert management’s attention and resources, limit use of Tumbleweed’s services or require Tumbleweed to enter into royalty or license agreements. In addition, such claims may be found to be valid and could result in awards against Tumbleweed, which could harm Tumbleweed’s business.

Tumbleweed also relies, to some extent, on unpatented trade secrets and other unpatented proprietary information. Tumbleweed’s policy is to have employees sign confidentiality agreements, to have selected parties sign non-competition agreements and to have third parties sign non-disclosure agreements. Although Tumbleweed takes precautionary measures to maintain its unpatented proprietary information, others may acquire equivalent information or otherwise gain access to or disclose Tumbleweed’s proprietary information and Tumbleweed may be unable to meaningfully protect its rights to its proprietary information.

In September 2002, Tumbleweed received a letter from Entrust, Inc. indicating that Tumbleweed may be interested in licensing the technology covered by U.S. Patent No. 6,393,568, Encryption and Decryption System and Method with Content Analysis Provision, issued to Entrust. In October 2002, Tumbleweed sent a letter to Entrust indicating that Entrust may be interested in licensing the technology covered by four patents issued to Tumbleweed, namely, U.S. Patent Nos. 6,061,448, Method & System For Dynamic Server Document Encryption, 6,119,137, Distributed Dynamic Document Conversion Server, 6,151,675, Method & Apparatus For Effecting Secure Document Format Conversion, and 6,470,086, Method & Apparatus For Effecting Secure Document Format Conversion. In February 2003, Tumbleweed received a letter from Entrust indicating that Tumbleweed may have an interest in three additional patents issued to Entrust: U.S. Patent Nos. 6,229,894, Method and Apparatus for Access to User-Specific Encryption Information, 6,256,733, Access and Storage of Secure Group Communication Cryptographic Keys, and 6,266,420, Method and Apparatus for Secure Group Communication.

Tumbleweed believes it does not infringe any valid Entrust patent. If Tumbleweed were to conclude based on additional information that some element of its processes are or might be covered by any of these Entrust patents, Tumbleweed might seek to negotiate and obtain a license from Entrust. If Tumbleweed were unwilling or unable to obtain a license from Entrust, Tumbleweed would remain subject to potential liability for patent infringement. Although Tumbleweed will contest any lawsuit by Entrust vigorously, Tumbleweed cannot make assurances that Tumbleweed will prevail if Entrust were to sue it for infringement of any of these Entrust patents. If any portions of Tumbleweed’s products were found to be infringing on these patents, then Tumbleweed would likely be unable to continue to offer those portions of its products found to be infringing. Tumbleweed could also then be required to pay damages for past infringing use, possibly attorneys’ fees, and possibly treble damages. This could have a material adverse effect on Tumbleweed’s business prospects, financial condition, results of operations, and cash flows.

If Tumbleweed does not provide adequate support services to its customers to implement its products, Tumbleweed’s business may suffer.

Tumbleweed’s professional services organization assists its customers in implementing its products through software installation, integration with existing customer systems, contract engineering, consulting and training. If the professional services organization does not adequately assess customer requirements or address technical problems, customers may seek to discontinue their relationships with us due to dissatisfaction with the product or Tumbleweed’s customer support. Furthermore, these customers may realize lower usage than they could have otherwise achieved because they did not fully capitalize on the product in ways that could have been addressed by Tumbleweed’s professional services organization. Tumbleweed’s products must be integrated with existing hardware and complex software products of its customers or other third parties, and its customers may not have significant experience with the implementation of products similar to Tumbleweed’s own. In addition, profitably providing contract engineering and integration services is an increasingly important aspect of Tumbleweed’s strategy to strengthen customer loyalty to its product and company. Therefore, Tumbleweed’s business and future prospects significantly depend on the strength of its professional services organization and its ability to leverage this organization by augmenting its reach through trained and qualified systems integrators. If Tumbleweed’s professional services organization does not adequately meet these multiple challenges, its business and prospects could suffer.

Product performance problems, system failures, and Internet problems could severely damage Tumbleweed’s business.

The ability of Tumbleweed’s customers to use its services depends on stable product performance, and the efficient and uninterrupted operation of the computer and communications hardware as well as the software and Internet network systems that they maintain. Although Tumbleweed’s ability to manage the effects of system failures which occur in computer hardware, software and network systems is limited, the occurrences of these failures could harm Tumbleweed’s reputation, business and prospects. The Internet has experienced a variety of outages and other delays as a result of damage to portions of Tumbleweed’s infrastructure, and the Internet could face similar outages and delays in the future. In addition, an increasing number of Tumbleweed’s customers require us to provide computer and communications hardware, software and Internet networking systems to them as an outsourced data center service. All data centers, whether hosted by Tumbleweed, its customers or by an independent third party to which it outsources this function, are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure or other similar events.

If Tumbleweed’s software contains errors, Tumbleweed may lose customers or experience reduced market acceptance of its products.

Tumbleweed’s software products are inherently complex and may contain defects and errors that are detected only when the products are in use. In addition, some of Tumbleweed’s customers require or may require enhanced customization of Tumbleweed’s software for their specific needs, and these modifications may increase the likelihood of undetected defects or errors. Further, Tumbleweed often provides implementation, consulting and other technical services, the performance of which typically involves working with sophisticated software, computing and networking systems, and Tumbleweed could fail to meet customer expectations as a result of any defects or errors. As a result, Tumbleweed may lose customers, customers may fail to implement Tumbleweed’s products more broadly within their organization and Tumbleweed may experience reduced market acceptance of Tumbleweed’s products. Some of Tumbleweed’s products are designed to facilitate the secure transmission of sensitive business information to specified parties outside the business over the Internet. As a result, the reputation of Tumbleweed’s software products for providing good security is vital to their acceptance by customers. Tumbleweed’s products may be vulnerable to break-ins, theft or other improper activity that could jeopardize the security of information for which Tumbleweed is responsible. Problems caused by product defects, failure to meet project milestones for services or security breaches could result in loss of or delay in revenue, loss of market share, failure to achieve market acceptance, diversion of research and development resources, harm to Tumbleweed’s reputation, or increased insurance, service and warranty costs. To address these problems, Tumbleweed may need to expend significant capital resources that may not have been budgeted.

Failure to license necessary third party software incorporated in Tumbleweed’s products could cause delays or reductions in Tumbleweed’s sales.

Tumbleweed licenses third party software that Tumbleweed incorporates into its products. These licenses may not continue to be available on commercially reasonable terms, or at all. Some of this technology would be difficult to replace. The loss of any such license could result in delays or reductions of Tumbleweed’s applications until Tumbleweed identifies, license and integrate or develop equivalent software. If Tumbleweed is required to enter into license agreements with third parties for replacement technology, Tumbleweed could face higher royalty payments and Tumbleweed’s products may lose certain attributes or features. In the future, Tumbleweed might need to license other software to enhance its products and meet evolving customer needs. If Tumbleweed is unable to do this, Tumbleweed could experience reduced demand for its products.

Tumbleweed may be unable to recruit, retain and motivate qualified personnel, which could harm Tumbleweed’s business, including product development.

Tumbleweed must continue to identify, recruit, hire, train, retain and motivate highly skilled technical, managerial, sales, marketing and customer service personnel. Competition for these personnel is intense, and

Tumbleweed may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, Tumbleweed may encounter difficulties in recruiting a sufficient number of qualified software developers and sales personnel, and Tumbleweed may not be able to retain these employees. The failure to recruit and retain necessary technical, managerial, sales, merchandising, marketing and customer service personnel could harm Tumbleweed’s business and its ability to obtain new customers and develop new products. Although Tumbleweed has used and continue to use stock options as a retention tool, many of Tumbleweed’s employees hold stock options that are “underwater” (i.e., the market price of Tumbleweed’s stock is below their option exercise price), and these options may be ineffective as a retention tool. Tumbleweed’s employee turnover may increase if outstanding stock options continue to remain underwater and Tumbleweed does not adjust the option exercise prices. Any adjustment of stock option exercise prices may result in additional stock compensation expense, dilution to Tumbleweed’s stockholders and depress Tumbleweed’s stock price.

If Tumbleweed loses the services of executive officers or other key employees, Tumbleweed’s ability to develop its business and secure customer relationships will suffer.

Tumbleweed is substantially dependent on the continued services and performance of its executive officers and other key personnel. The loss of the services of any of Tumbleweed’s executive officers or other key employees could significantly delay or prevent the achievement of Tumbleweed’s development and strategic objectives. Tumbleweed does not have long-term employment agreements with any of Tumbleweed’s key personnel. The loss of services of any of Tumbleweed’s executive officers or other key personnel could significantly harm Tumbleweed’s business and prospects.

Tumbleweed’s efforts to establish, maintain and strengthen its brands will require significant expenditures and may not be successful.

If the marketplace does not associate Tumbleweed’s brands with high quality Internet communication services, it may be more difficult for us to attract new customers or introduce future products and services. The market for Tumbleweed’s services is new. Therefore, Tumbleweed’s failure to establish brand recognition at this stage could harm its ability to compete in the future with other companies that successfully establish a brand name for their services. Tumbleweed must succeed in its marketing efforts, provide high quality services and increase Tumbleweed’s user base in order to build its brand awareness and differentiate Tumbleweed’s products from those of its competitors. These efforts have required significant expenditures to date. Moreover, Tumbleweed believes that these efforts will require substantial commitments of resources in the future as Tumbleweed’s brands become increasingly important to its overall strategy and as the market for Tumbleweed’s services grows.

Tumbleweed’s allowance for doubtful accounts may be insufficient to cover receivables Tumbleweed is unable to collect.

Tumbleweed assumes a certain level of credit risk with its customers in order to do business. Conditions affecting any of Tumbleweed’s customers could cause them to become unable or unwilling to pay us in a timely manner, or at all, for products or services Tumbleweed has already provided them. For example, if the current economic conditions continue to decline or if new or unanticipated government regulations are enacted which affect Tumbleweed’s customers, they may be unable to pay their bills. In the past, Tumbleweed has experienced significant collection delays from certain customers, and Tumbleweed cannot predict whether it will continue to experience similar or more severe delays in the future. In particular, some of Tumbleweed’s customers are suffering from the general weakness in the economy and among technology companies in particular. Although Tumbleweed has established an allowance for doubtful accounts that it believes is sufficient to cover losses due to delays in or inability to pay and while it takes a consistently conservative position on the collectibility of receivables with respect to particular customers, Tumbleweed’s allowance for doubtful accounts may not be sufficient to cover its losses. If losses due to delays or inability to pay are greater than Tumbleweed’s allowance for doubtful accounts, Tumbleweed would be required to recognize an additional expense for the write-off and to increase Tumbleweed’s allowance for doubtful accounts, which could adversely affect its operating results.

Because Tumbleweed’s products utilize the Internet, if use of the Internet does not increase, or the architecture of the Internet is altered, the level of use of Tumbleweed’s products will suffer.

If the Internet and other products and services necessary for the utilization of Tumbleweed’s products are not sufficiently developed, fewer customers and end-users will use Tumbleweed’s products and its business will be harmed. In particular, the success of Tumbleweed’s products and services will depend on the development and maintenance of adequate Internet infrastructure, such as a reliable network backbone with the necessary speed, data capacity and other features demanded by users. Moreover, Tumbleweed’s success will also depend on the timely development of complementary products or services such as high-speed Internet connections for providing reliable access and services and this may not occur. Moreover, changes in the architecture of the Internet may limit the success of Tumbleweed’s products. Because the online exchange of information is new and evolving, the Internet may not prove to be a viable platform for secure messaging applications in the long term. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users and frequency of use, or if its users require increasingly more resources, the Internet infrastructure may not be able to support the demands placed on it. As a result, the performance or reliability of the Internet may be harmed. This in turn could decrease the level of Internet usage and also the level of utilization of Tumbleweed’s products and services.

Government regulation relating to the Internet may increase costs of doing business or require changes in Tumbleweed’s business model.

Tumbleweed is subject to regulations applicable to businesses generally and laws or regulations directly applicable to companies utilizing the Internet. Although at present there are relatively few specific laws and regulations directly applicable to the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws could cover issues like user privacy, pricing, content, intellectual property, distribution, taxation, antitrust, legal liability and characteristics and quality of products and services. The adoption of any additional laws or regulations could decrease the demand for Tumbleweed’s products and services and increase Tumbleweed’s cost of doing business or otherwise harm Tumbleweed’s business or prospects. Delays in the enactment of expected regulations may result in delayed software purchasing by Tumbleweed’s customers who are subject to such regulations, which in turn may harm Tumbleweed’s business.

Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues like property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in online commerce. New state tax regulations may subject us to additional state sales and income taxes. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to Tumbleweed’s business, or the application of existing laws and regulations to the Internet and commercial online services could harm Tumbleweed’s ability to conduct business and harm operating results.

Tumbleweed’s products are subject to export controls, and Tumbleweed may be unable to obtain necessary export approvals.

Exports of software products utilizing encryption technology are generally restricted by the U.S. and various foreign governments. All cryptographic products require export licenses from certain U.S. government agencies. We have obtained approval to export products using up to 128-bit symmetric encryption and 1024-bit public key encryption, including the products formerly named IME Server, IME Desktop, IME Receive Applet, IME Remote API using OmniORB with SSL, MMS WorldWide/56 and MMS Strong WorldWide/128. We are not

exporting other products and services that are subject to export control under U.S. law. However, the list of products and countries for which export approval is required, and the related regulatory policies, could be revised, and Tumbleweed may not be able to obtain necessary approval for the export of future products. The inability to obtain required approvals under these regulations could limit Tumbleweed’s ability to make international sales. Furthermore, competitors may also seek to obtain approvals to export products that could increase the amount of competition Tumbleweed faces. Additionally, countries outside of the U.S. could impose regulatory restrictions impairing Tumbleweed’s ability to import its products into those countries.

Costs of communicating via the Internet could increase if access fees are imposed.

Certain local telephone carriers have asserted that the increasing popularity and use of the Internet has burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers and online service providers. If these access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the increasing use of the Internet. This could in turn decrease demand for Tumbleweed’s services or increase the costs of doing business.

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

We do not and cannot screen all of the content generated by users of Tumbleweed’s product but may be exposed to liability with respect to this content. Furthermore, certain foreign governments, such as Germany, have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the U.S. Other countries, such as China, regulate or prohibit the transport of telephonic data in their territories. Failure to comply with regulations in a particular jurisdiction could result in fines or criminal penalties or the termination of service in one or more jurisdictions. Moreover, the increased attention focused on liability issues as a result of lawsuits and legislative proposals could impact the growth of Internet use. Liability insurance may not cover claims of these types, or may not be adequate to indemnify against all liability that may be imposed.

Tumbleweed is a defendant in purported securities lawsuits.

On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc. (a company Tumbleweed acquired in 2000) and various additional defendants, including Interface’s prior president and chief executive officer, Robert A. Nero, and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three complaints contained substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface’s stock price. The complaints sought relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On July 27, 2001, the Court granted Tumbleweed’s motion to transfer the lawsuits to the United States District Court for the Eastern District of Michigan, which, on April 19, 2002, dismissed with prejudice plaintiffs’ class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended Consolidated Complaint that (i) consolidated the separate actions into one action, (ii) added certain new plaintiffs, (iii) withdrew Congressional Securities, Inc. as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation, which are the sole remaining claims in the case. On May 20, 2002, Tumbleweed filed a motion to dismiss these claims, which motion has remained pending before the Court while the case has continued to proceed through the discovery phase. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty. Tumbleweed believes this consolidated action is without merit and intend to vigorously defend against it and seek its dismissal.

An attorney issued a press release on March 7, 2003 stating that he had filed a purported securities class action lawsuit, alleging the violation of federal and state securities laws, on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s initial public offering) during the time period from August 6, 1999 and October 18, 2000, inclusive. According to the press release, the lead plaintiff in this purported class action lawsuit is a person whose deceased husband purchased approximately 2,700 shares of securities of Commerce One, Inc. In addition, the press release states that this purported class action lawsuit names Tumbleweed Communications Corp. as a defendant, along with Jeffrey C. Smith and Joseph C. Consul (who served as Tumbleweed’s Chief Executive Officer and Chief Financial Officer, respectively, during that time period). Tumbleweed has not been served with a summons or a complaint with respect to this purported securities class action lawsuit.

Although Tumbleweed believes these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm Tumbleweed’s business and operating results. Moreover, the costs in defending the lawsuits could harm future operating results.

Internet and technology related stock prices are especially volatile and this volatility may depress Tumbleweed’s stock price.

The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. The institution of this type of litigation against Tumbleweed could result in substantial costs and a diversion of Tumbleweed’s management’s attention and resources, which could harm Tumbleweed’s business and prospects.

Tumbleweed’s certificate of incorporation and bylaws contain provisions that could discourage or prevent an acquisition of Tumbleweed, which could depress Tumbleweed’s stock price.

Tumbleweed’s certificate of incorporation and bylaws may inhibit changes of control that are not approved by its Board of Directors. These provisions could limit the price that investors might be willing to pay in the future for shares of Tumbleweed’s common stock. In particular, Tumbleweed’s certificate of incorporation provides for a classified Board of Directors and prohibits stockholder action by written consent. These provisions require advance notice for nomination of directors and stockholders’ proposals. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. In general, this law prevents a person who becomes the owner of 15% or more of the corporation’s outstanding voting stock from engaging in specified business combinations for three years unless specified conditions are satisfied. In addition, Tumbleweed’s certificate of incorporation allows its Board of Directors to issue preferred stock without further stockholder approval. This could have the effect of delaying, deferring or preventing a change in control. The issuance of preferred stock also could effectively limit the voting power of the holders of Tumbleweed common stock. The provisions of Tumbleweed’s certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage or prevent an acquisition or disposition of Tumbleweed’s business.

Tumbleweed may not be able to maintain its listing on The Nasdaq National Market, and if Tumbleweed fails to do so, the price and liquidity of Tumbleweed’s common stock may decline.

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The requirements include maintaining a minimum bid price per share of $1. As of March 12, 2003, Tumbleweed was in compliance with all Nasdaq National Market listing requirements. However, there have been recent periods when the closing bid price per share for Tumbleweed’s common stock has dropped below $1. Although Tumbleweed’s bid price has generally been above $1 per share, if the bid price of Tumbleweed’s common stock price slips below $1 per share for more than 30 trading days, Tumbleweed may be required to effect a reverse stock split or become subject to a delisting action of Tumbleweed’s common stock on The Nasdaq National Market. Tumbleweed may nonetheless be unable to comply with the quantitative maintenance criteria or any of The Nasdaq National Market’s listing requirements and other rules in the future. If Tumbleweed fails to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, Tumbleweed’s financial condition could be harmed and its stock price may decline. If Tumbleweed were to be delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, Tumbleweed’s common stock.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

Tumbleweed currently does not use financial instruments to hedge operating expenses in Hong Kong, the Netherlands, Switzerland, or the United Kingdom denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Tumbleweed does not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

Interest Rate Sensitivity

The primary objective of Tumbleweed’s investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of December 31, 2002, none of our cash equivalents were subject to market risk.

Item 8— Financial Statements and Supplementary Data.

TUMBLEWEED COMMUNICATIONS CORP.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Tumbleweed Communications Corp.:

We have audited the accompanying consolidated balance sheets of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company applied the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

/s/    KPMG LLP

Mountain View, California

January 22, 2003, except as to Note 15,

    which is as of February 18, 2003

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$29,210	$41,067
Accounts receivable, net of allowance for doubtful accounts of $2,058 and $1,985 as of December 31, 2002 and 2001, respectively	4,764	6,795
Other current assets	1,149	2,022

Total current assets	35,123	49,884
Property and equipment, net	1,794	4,935
Goodwill, net	—	6,687
Other assets	892	3,804

Total assets	$37,809	$65,310

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,653	$2,738
Current installments of long-term debt	33	345
Accrued liabilities	5,234	8,101
Accrued restructuring	—	2,335
Deferred revenue	6,903	6,330

Total current liabilities	13,823	19,849
Long-term debt, excluding current installments	—	9
Deferred revenue, excluding current portion	2,061	1,568
Other long-term liabilities	94	433

Total liabilities	15,978	21,859

Minority interest	—	356

Stockholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2002 and 2001	—	—
Common stock, $.001 par value; 100,000,000 shares authorized, 30,481,987 and 30,545,170 shares issued and outstanding as of December 31, 2002 and 2001, respectively	31	31
Additional paid-in capital	293,443	294,727
Treasury stock	(796)	—
Deferred stock compensation expense	(61)	(1,834)
Accumulated other comprehensive loss	(676)	(585)
Accumulated deficit	(270,110)	(249,244)

Total stockholders’ equity	21,831	43,095

Total liabilities and stockholders’ equity	$37,809	$65,310

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenue:
Product and intellectual property revenue	$15,680	$18,391	$29,153
Services	9,845	10,657	8,185

Total revenue	25,525	29,048	37,338
Cost of revenue:
Product and intellectual property	893	1,100	1,220
Services (inclusive of stock-based compensation expense of $10, $317 and $150 in 2002, 2001, and 2000, respectively)	6,175	11,175	11,897

Total cost of revenue	7,068	12,275	13,117

Gross profit	18,457	16,773	24,221
Operating expenses:
Research and development (inclusive of stock-based compensation expense of $31, $667, and $828 in 2002, 2001, and 2000, respectively)	10,086	15,886	15,707
Sales and marketing (inclusive of stock-based compensation expense (credit) of ($405), $1,812, and $4,153 in 2002, 2001, and 2000, respectively)	18,004	36,446	44,776
General and administrative (inclusive of stock-based compensation expense of $63, $668, and $429, in 2002, 2001, and 2000, respectively)	4,665	9,266	12,000
Amortization of goodwill, intangibles, and in-process research and development	—	12,220	13,775
Merger-related and restructuring expenses (inclusive of stock-based compensation expense (credit) of ($336) and $411 in 2001 and 2000, respectively)	—	4,674	10,803
Impairment of goodwill and intangible assets	5,713	50,983	—

Total operating expenses	38,468	129,475	97,061

Operating loss	(20,011)	(112,702)	(72,840)
Impairment of investments	(543)	(3,434)	—
Other income, net	716	2,124	3,386

Net loss before provision for taxes	(19,838)	(114,012)	(69,454)
Provision for income taxes	54	153	375

Net loss before cumulative effect of change in accounting principle	(19,892)	(114,165)	(69,829)
Cumulative effect of change in accounting principle	974	—	—

Net loss	$(20,866)	$(114,165)	$(69,829)

Net loss per share before cumulative effect of change in accounting principle—basic and diluted	$(0.65)	$(3.78)	$(2.51)
Cumulative effect of change in accounting principle per share—basic and diluted	(0.03)	—	—

Net loss per share—basic and diluted	$(0.68)	$(3.78)	$(2.51)

Weighted average shares—basic and diluted	30,589	30,171	27,829

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2002, 2001 and 2000

(in thousands, except share data)

	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Deferred Stock Compensation Expense	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Income (Loss)	Accum- ulated Deficit	Total Stock- holders’ Equity
BALANCES, DECEMBER 31, 1999	25,423,718	$26	$132,167	$—	$(5,283)	$53		$(65,250)	$61,713
Net loss	—	—	—	—	—	—	$(69,829)	(69,829)	(69,829)
Foreign currency translation adjustment	—	—	—	—	—	(114)	(114)	—	(114)

Total comprehensive loss							$(69,943)

Issuance of common stock upon exercise of stock options	1,234,033	1	6,260	—	—	—		—	6,261
Purchases under Employee Stock Purchase Plan	111,886	—	1,785	—	—	—		—	1,785
Issuance of options in exchange for services	—	—	616	—	—	—		—	616
Deferred compensation expense on stock option grants	—	—	4,004	—	(4,004)	—		—	—
Deferred compensation expense on vesting acceleration	—	—	275	—	136	—		—	411
Amortization of deferred compensation expense	—	—	—	—	4,944	—		—	4,944
Issuance of common stock upon exercise of warrants	35,774	—	—	—	—	—		—	—
Issuance of common stock—second offering, net of issuance costs of $6,147	1,500,000	2	77,851	—	—	—		—	77,853
Issuance of common stock—Interface acquisition	1,249,210	1	72,225	—	(2,254)	—		—	69,972

BALANCES, DECEMBER 31, 2000	29,554,621	30	295,183	—	(6,461)	(61)		(135,079)	153,612
Net loss	—	—	—	—	—	—	$(114,165)	(114,165)	(114,165)
Foreign currency translation adjustment	—	—	—	—	—	(524)	(524)	—	(524)

Total comprehensive loss							$(114,689)

Issuance of common stock upon exercise of stock options	788,869	1	659	—	—	—		—	660
Purchases under Employee Stock Purchase Plan	201,680	—	384	—	—	—		—	384
Issuance of options and warrants in exchange for services	—	—	341	—	—	—		—	341
Deferred compensation expense on vesting acceleration	—	—	234	—	163	—		—	397
Amortization of deferred compensation expense	—	—	—	—	3,123	—		—	3,123
Credit to deferred compensation related to terminated employees	—	—	(2,074)	—	1,341	—		—	(733)

BALANCES, DECEMBER 31, 2001	30,545,170	31	294,727	—	(1,834)	(585)		(249,244)	43,095
Net loss	—	—	—	—	—	—	(20,866)	(20,866)	(20,866)
Foreign currency translation adjustment	—	—	—	—	—	(91)	(91)	—	(91)

Total comprehensive loss							$(20,957)

Issuance of common stock upon exercise of stock options	446,074	1	421	—	—	—		—	422
Purchases under Employee Stock Purchase Plan	208,243	—	369	—	—	—		—	369
Treasury stock	(717,500)	(1)	—	(796)	—	—		—	(797)
Amortization of deferred compensation expense	—	—	—	—	797	—		—	797
Credit to deferred compensation related to terminated employees	—	—	(2,074)	—	976	—		—	(1,098)

BALANCES, DECEMBER 31, 2002	30,481,987	$31	$293,443	$(796)	$(61)	$(676)		$(270,110)	$21,831

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(20,866)	$(114,165)	$(69,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (credit)	(301)	3,128	5,971
Depreciation and amortization	3,183	16,778	14,214
Bad debt expense	686	2,070	2,099
Minority interest	(356)	(249)	(33)
In-process research and development	—	—	1,960
Cumulative effect of change in accounting principle	974	—	—
Impairment of goodwill and intangible assets	5,713	50,983	—
Impairment of investments	543	3,434	—
Loss on sale of short term investments	207	—	—
Loss on disposal of property and equipment, net	312	4,368	—
Other non-cash items	(762)	—	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	1,345	2,355	(6,503)
Other current assets and other assets	3,242	1,267	655
Accounts payable and accrued liabilities	(3,952)	(9,900)	8,866
Accrued restructuring	(2,335)	2,335	—
Deferred revenue	1,066	5,341	(305)

Net cash used in operating activities	(11,301)	(32,255)	(42,905)

Cash flows from investing activities:
Purchases of property and equipment	(354)	(3,081)	(8,307)
Proceeds from sales of property and equipment	—	2,915	—
Sales of short-term investments	555	—	—
Acquisitions, net of cash acquired	—	—	(17,882)
Purchase of investments	—	—	(3,988)
Proceeds from sale of Interface product line	—	—	1,900

Net cash provided by (used in) investing activities	201	(166)	(28,277)

Cash flows from financing activities:
Repayments of borrowings	(660)	(600)	(1,579)
Repurchase of common stock	(796)	—	—
Proceeds from issuance of common stock	790	1,044	85,899

Net cash provided by (used in) financing activities	(666)	444	84,320

Effect of exchange rate fluctuations	(91)	(524)	(114)
Net (decrease) increase in cash and cash equivalents	(11,857)	(32,501)	13,024
Cash and cash equivalents, beginning of year	41,067	73,568	60,544

Cash and cash equivalents, end of year	$29,210	$41,067	$73,568

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$15	$116	$132

Cash paid during the year for taxes	$20	$27	$93

Non-cash investing and financing activities:
Issuance of warrants and options for debt issuance costs or equity offering costs	$—	$—	$1,027

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002, 2001 and 2000

(1)    Organization

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a provider of secure messaging applications for businesses and government organizations using the Internet. Tumbleweed enables businesses to share sensitive information via e-mail with customers, business partners, and suppliers, transforming e-mail into a tool for enhancing communication and increasing productivity. By deploying our secure messaging solutions, businesses improve their ability to enhance customer service, automate traditional paper and voice-based processes, enable secure collaboration with partners, comply with government and company policies to limit liability, enhance employee productivity, and prevent network disruption.

(2)    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements include the accounts of Tumbleweed and its subsidiaries. The results of operations for our majority-owned subsidiary in Japan, Tumbleweed Communications KK have been included in Tumbleweed’s consolidated statements of operations except for the period from January 1, 2000 to March 31, 2000, when it was an investment accounted for under the equity method. Tumbleweed Communications KK ceased operations in August 2002 and formally declared bankruptcy in December 2002. The results of operations for our wholly owned subsidiary, Interface Systems, Inc., have been included commencing September 1, 2000, the effective date of its acquisition.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Our cash equivalents generally consist of money market funds with qualified financial institutions. To reduce credit risk with accounts receivable, we perform periodic evaluations of our customers’ financial conditions and, when necessary, maintain allowances for credit losses. No single customer comprised 10% or more of our accounts receivable balance at December 31, 2002. For 2002, 2001, and 2000, respectively, no single customer comprised 10% or more of our revenue.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, generally 2 to 5 years for computers, software, furniture, and equipment; and the shorter of the estimated useful life of the asset or the remaining lease term for leasehold improvements. Equipment under capital lease is amortized over the shorter of the estimated useful life of the asset or the lease term. During 2001, we revised the estimated useful lives of certain assets based on changes in the planned usage of those assets. We recorded depreciation expense of $3.2 million, $4.6 million, and $2.6 million for 2002, 2001, and 2000, respectively.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maintenance and repairs are recorded as expenses as incurred. Renewals and betterments that materially extend the lives of assets are capitalized and depreciated. Upon disposal, the assets’ cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is recorded in our consolidated statement of operations.

Capitalized Software

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for our software development have not been material.

Other Investments

During 2000, we made investments in two non-publicly traded companies of $977,000 and $3.0 million. The investments were carried at cost as we hold less than 20% of the voting equity and do not have the ability to exercise significant influence. The investments were included in other assets in the accompanying balance sheet at December 31, 2001. We monitored these investments for impairment and made appropriate reductions in carrying values when necessary. We recorded expenses of $543,000 and $3.4 million in 2002 and 2001, respectively, to recognize an other-than-temporary impairment in the value of these investments. As of December 31, 2002 we had no remaining assets on our balance sheet relating to these investments. One of the investee companies provided services to us in the amount of approximately $0, $633,000 and $542,000 for 2002, 2001 and 2000, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets relating to purchase business combinations are recorded at cost less accumulated amortization. Up until December 31, 2001 goodwill and intangible assets relating to purchase business combinations were amortized on a straight-line basis over their estimated useful lives ranging from one to five years. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets be tested for impairment at least annually in accordance with the provisions of SFAS 142. We adopted the provisions of SFAS 142 on January 1, 2002. In connection with SFAS 142’s transitional goodwill impairment evaluation, we assessed whether there was an indication that goodwill recorded in connection with our acquisition of Tumbleweed Communications KK, our majority-owned subsidiary in Japan, was impaired as of the date of adoption. To accomplish this, we determined the carrying value of our reporting unit by assigning our assets and liabilities, including the existing goodwill and intangible assets, to our reporting unit as of the date of adoption. As our Tumbleweed Communications KK reporting unit’s carrying amount exceeded its fair value, indicating that Tumbleweed Communications KK’s goodwill might be impaired, we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of Tumbleweed Communications KK’s goodwill, determined by allocating Tumbleweed Communications KK’s fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

During the six months ended June 30, 2002, Tumbleweed Communications KK experienced a sustained decline in operations. As a result, we reevaluated our future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. As of June 30, 2002, we determined that our goodwill was impaired and wrote-off the $5.7 million remainder of the goodwill balance. During the three months ended September 30,

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002, we began the liquidation of Tumbleweed Communications KK. As a result of the liquidation of Tumbleweed Communications KK, during the three months ended September 30, 2002, we recorded an operating expense of $377,000 related to the write-off of the remaining net assets of Tumbleweed Communications KK and our eighty percent equity position in Tumbleweed Communications KK. Tumbleweed Communications KK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

The following table presents net loss and loss per share information for the years ended December 31, 2001 and 2000, adjusted to exclude the amortization related to goodwill that will no longer be amortized under SFAS 142:

	2002	2001	2000
Net loss as reported	$(20,866)	$(114,165)	$(69,829)
Add: amortization of goodwill	—	9,668	9,530

Net loss pro forma	$(20,866)	$(104,497)	$(60,299)

Basic and diluted net loss per share	$(0.68)	$(3.78)	$(2.51)
Amortization of goodwill—basic and diluted	—	.32	.34

Basic and diluted pro forma net loss per share	$(0.68)	$(3.46)	$(2.17)

Revenue Recognition

We derive our revenue from two sources (i) product and intellectual property, or IP, revenue, which includes license and transaction fees, patent license agreement fees, the sale of distribution rights, and hosting arrangements; and (ii) services revenue, which includes support and maintenance, consulting, and training fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We typically offer our software products under a perpetual license model. In addition, we offer or have offered our products under a transaction-based model, under which fees were based on the volume of transactions or contractual minimum volumes; patent license agreements, whereby licensees gain access to one or more of our patents for the duration of the patent(s) in exchange for a licensing and/or transaction fee; distribution rights; and hosting arrangements which require customers to pay a one-time fee for the right to use our software and services over a limited time.

We apply the provisions of Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Arrangements, which generally requires revenue recognized from software arrangements to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, consulting, training, installation, or support and maintenance. Fair values are based upon vendor specific objective evidence. If such evidence does not exist for delivered elements, we record revenue using the residual method. If such evidence does not exist for undelivered elements, all revenue from the arrangement is deferred until such time that evidence of fair value does exist, or until all elements of the arrangement are delivered, or revenue is recorded ratably if the only undelivered element is support and maintenance.

We recognize revenue from perpetual licenses upon shipment when the following criteria are met: (i) persuasive evidence of an arrangement exists, based on an executed contract and non-binding purchase order; (ii) the product has been delivered, generally to a common carrier or by electronic distribution; (iii) the fee is fixed and determinable; and (iv) collection of the resulting receivable is probable.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transaction revenue is recognized based on payment schedules or transaction reports from our customers. A number of our contracts include minimum transaction volume requirements. In these cases, the minimum guaranteed revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums.

We recognize revenue from patent license agreements and from the sale of distribution rights when (i) the patent license or distribution agreement is executed, (ii) the amounts due are fixed, determinable, and billable, and (iii) collection of the resulting receivable is probable.

Hosting arrangements require customers to pay a one-time fee for the right to use our software and services. We recognize revenue from hosting arrangements ratably over the service period because the customer does not have the right to take the software. We discontinued our hosting offering during the three months ended September 30, 2002.

Customers generally purchase at least one-year of support and maintenance together with each perpetual license. Support and maintenance is sold as a percentage of the list price of the software product. Renewals of support and maintenance in future years are also sold as a percentage of the software product’s list price. Under a support and maintenance agreement, customers receive on-going support and, in some instances, the right to receive future updates and upgrades of our products during the term of the agreement. Revenue from support and maintenance is recognized ratably over the period the support is provided.

Installation by Tumbleweed of our products is not considered essential to the functionality of our products, as these services do not alter the products’ capabilities, do not require any specialized skills, and may be performed by the customer or by third parties. Services revenue related to installation is generally recognized on a time and materials basis, except for when specific acceptance criteria exists. When specific acceptance criteria exists, we recognize revenue upon customer acceptance.

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (i) the revenue recognition criteria set forth above for perpetual licenses have been met, (ii) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (iii) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized under the percentage of completion contract method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Other consulting engagements are generally on a time and materials basis, for which revenue is recognized as the services are performed. For fixed dollar consulting contracts with milestones or acceptance provisions, revenue is recognized upon completion of a milestone or acceptance, if applicable.

Training revenue is recognized as the training is provided.

We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue upon receipt of cash. For contracts with extended payment terms, we recognize revenue as payments become due from the customer.

Revenue from the reseller channel is recognized upon software shipment, the execution of a distribution agreement with the reseller, and the receipt of substantive identification of the end-user customer.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising

We expense advertising costs as incurred. Total advertising expense was $21,000, $527,000, and $450,000 for 2002, 2001, and 2000, respectively.

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

Stock-Based Compensation

We account for our stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion (APB) 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded for fixed plan stock options on the date of grant when the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28. Options granted to consultants and other non-employees are considered compensatory and are accounted for at fair value pursuant to SFAS 123, Accounting for Stock-Based Compensation. We have recorded deferred stock compensation expense of approximately $0, $0 and $4.0 million, for the difference at the grant date between the exercise price and the fair value of the common stock underlying the options granted in 2002, 2001 and 2000, respectively. Amortization of deferred stock compensation expense of approximately $(301,000), $3.1 million and $6.0 million was recognized in 2002, 2001 and 2000, respectively. The credit to stock-based compensation expense in 2002 was the result of the termination of certain employees whose options had not yet vested, in excess of continued amortization.

Had compensation expense for our stock-based compensation plan been determined consistent with the fair value approach set forth in SFAS 123, our net losses for 2002, 2001, and 2000, would have been as follows (in thousands, except per share amounts):

	2002	2001	2000
Net loss as reported	$(20,866)	$(114,165)	$(69,829)
Add: Stock-based compensation expense (credit) included in net loss	(301)	3,128	5,971
Less: Total stock-based compensation determined under fair value based method for all awards	(1,618)	(12,616)	(20,742)

Net loss pro forma	$(22,785)	$(123,653)	$(84,600)

Basic and diluted net loss per share as reported	$(0.68)	$(3.78)	$(2.51)

Basic and diluted net loss per share pro forma	$(0.74)	$(4.10)	$(3.04)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of computing pro forma net loss, the fair value of each option grant and stock purchases under the Purchase Plan is estimated on the date of grant using a Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Years Ended December 31,
	2002	2001	2000
Stock options:
Expected life	4.0 years	3.0 years	3.0 years
Volatility	146%	100%	100%
Risk-free interest rate	3.46%	4.55%	6.17%
Dividend yield	0%	0%	0%
Purchase plan options:
Expected life	0.5 year	0.5 year	0.5 year
Volatility	102%	100%	100%
Risk-free interest rate	1.72%	3.55%	6.39%
Dividend yield	0%	0%	0%

Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with SFAS 128, Earnings Per Share, for all periods presented. In accordance with SFAS 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net loss before cumulative effect of change in accounting principle	$(19,892)	$(114,165)	$(69,829)
Cumulative effect of change in accounting principle	974	—	—

Net loss	$(20,866)	$(114,165)	$(69,829)

Basic and diluted:
Weighted average shares of common stock outstanding	30,591	30,179	27,829
Shares of restricted stock subject to repurchase	(2)	(8)	—

Weighted average shares used in computing basic and diluted net loss per common share	30,589	30,171	27,829

Net loss per share before cumulative effect of change in accounting principle—basic and diluted	$(0.65)	$(3.78)	$(2.51)
Cumulative effect of change in accounting principle per share—basic and diluted	(0.03)	—	—

Net loss per share—basic and diluted	$(0.68)	$(3.78)	$(2.51)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We exclude potentially dilutive securities from our diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from our net loss per share computation (in thousands):

	Years Ended December 31,
	2002	2001	2000
Warrants and options excluded for which the exercise price was less than the average fair market value of our common stock during the period but were excluded as inclusion would decrease our net loss per share	1,030	1,587	4,098
Warrants and options excluded due to the exercise price exceeding the average fair market value of our common stock during the period	7,163	4,808	514
Common shares excluded as the common stock is subject to repurchase at the original purchase price	2	8	—

Total potential common shares excluded from diluted net loss per share	8,195	6,403	4,612

Fair Value of Financial Instruments

The fair value of our cash, cash equivalents, accounts receivable, accounts payable and equipment loan facilities approximate their carrying values due to the short maturity or variable-rate structure of those instruments.

Deferred Revenue and Accounts Receivable

The company records as deferred revenue any billed amounts due from customers in excess of revenues recognized. Advance payments are also recorded as deferred revenue until the products are shipped, services are delivered, or obligations are met. Accounts receivable includes amounts due from customers for which revenue has been recognized or amounts are legally due. We evaluate the collectibility of our accounts receivable based on a combination of factors. In cases where we are aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, we record a specific allowance against amounts due to us, and thereby reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are outstanding, industry and geographic concentrations, the current business environment and our historical experience. If all collection efforts have been exhausted, we write-off the receivable against the allowance.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in the results of operations. At December 31, 2002 and 2001, no foreign currency transactions were hedged.

Impairment of Long-Lived Assets

We review our long-lived assets, including goodwill and intangible assets prior to our January 1, 2002 adoption of SFAS 142, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, generally using discounted net cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of SFAS 121. SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion 30 for the disposal of a segment of a business. By broadening the presentation of discontinued operations to include more disposal transactions, SFAS 144 enhances companies’ ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. We adopted SFAS 144 as of January 1, 2002. The adoption of SFAS 144 did not have a material impact on our financial position or results of operations.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with an exit or disposal activity. SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. We are required to

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adopt the provisions of SFAS 146 as of January 1, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. We are required to adopt the provisions of EITF 00-21 as of January 1, 2004. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 effective December 31, 2002 and we do not expect the adoption of the recognition/measurement requirements of FIN 45 to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS 123 or the intrinsic value method of APB Opinion 25. As allowed by SFAS 123, we have elected to continue to utilize the accounting method prescribed by APB Opinion 25 and have adopted the disclosure requirements of SFAS 123 and SFAS 148 as of December 31, 2002.

(3)    Business Combinations

Worldtalk Communications Corporation

On January 31, 2000, we completed our acquisition of Worldtalk Communications Corp. Under the terms of the merger agreement, each Worldtalk share of common stock has been converted into 0.26 of a share of our common stock. A total of 3,798,398 shares of our common stock were exchanged for 14,609,374 shares of Worldtalk common stock. The business combination was accounted for as a pooling of interests and, accordingly, our historical financial statements have been restated to include the accounts and results of operations of Worldtalk.

Interface Systems, Inc.

On September 1, 2000, we acquired Interface Systems, Inc. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since September 1, 2000, Interface’s results of operations have been included in our Consolidated Statements of Operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including a cost

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approach for the assembled workforce, and an income approach for the core technology. The purchase price of $77.1 million consisted of an exchange of 1,249,210 shares of our common stock with a fair value of $64.2 million, assumed stock options with a fair value of $7.9 million, cash paid of $2.0 million, and other acquisition related expenses of $2.9 million consisting primarily of payments for investment banker’s fees, legal fees, accounting fees, and printer fees.

(4)    Financial Statement Components

A summary of cash and cash equivalents as of December 31, 2002 and 2001 follows (in thousands):

	2002	2001
Cash	$4,460	$1,596
Money market mutual funds	24,750	39,471

Cash and cash equivalents	$29,210	$41,067

A summary of property and equipment as of December 31, 2002 and 2001 follows (in thousands):

	2002	2001
Office furniture	$1,987	$2,150
Computers and equipment	7,311	9,151
Leasehold improvements	735	1,200

	10,033	12,501
Less accumulated depreciation	(8,239)	(7,566)

	$1,794	$4,935

A summary of goodwill and other intangible assets as of December 31, 2002 and 2001 follows (in thousands):

	2002	2001
Goodwill	$—	$13,459
Less accumulated amortization	—	(6,772)

	$—	$6,687

A summary of accrued liabilities as of December 31, 2002 and 2001 follows (in thousands):

	2002	2001
Accrued compensation	$2,146	$3,965
Accrued professional fees	911	930
Accrued taxes	966	1,594
Other	1,211	1,612

	$5,234	$8,101

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Interest income	$577	$1,959	$3,512
Interest expense	(11)	(117)	(160)
Other, net	150	282	34

	$716	$2,124	$3,386

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $2.1 million and $2.0 million as of December 31, 2002 and 2001, respectively. We recorded bad debt expense of $686,000, $2.1 million and $2.1 million and recognized write-offs net of recoveries of $613,000, $1.2 million and $1.8 million during 2002, 2001 and 2000, respectively.

(5)    Restructuring

In January 2001, our Board of Directors approved a restructuring program. This restructuring program was intended to align our cost structures with our company-wide focus on customer service, sales, and research and development. The restructuring involved consolidating our facilities in the U.S. and closing sales offices in Paris, France; Chatsworth, Australia; and Stockholm, Sweden, realigning our professional services organization, and reducing headcount in most areas of our business. The reduction in force involved approximately 100 employees and total charges incurred as a result of the restructuring were $4.7 million during 2001, which includes charges related to vacating leased facilities domestically and abroad.

Restructuring charges expensed during 2001 were comprised of the following:

Employee separation	$2,642
Facilities charges and other	2,368
Stock compensation credit, net	(336)

Total restructuring charges	$4,674

Employee separation for approximately 100 employees included severance pay and medical and other benefits. The restructuring charges were partially offset by a non-cash credit related to previously recorded stock-based compensation on unvested options held by terminated employees. All employee separation costs were paid in 2001. During the quarter ended March 31, 2002, we made lease settlement payments of $2.3 million on facilities no longer required primarily due to the reduction in headcount. As of December 31, 2002, we had no remaining liabilities relating to the restructuring expenses we recorded in 2001.

Merger related and restructuring expenses for the year ended December 31, 2000 totaling approximately $10.8 million were recorded in connection with the acquisition of Worldtalk and are primarily comprised of investment banker’s fees, legal fees, severance payments and accounting and printer fees.

(6)    Goodwill Impairment

During the three months ended March 31, 2001, we performed an impairment assessment of the identifiable intangible assets and goodwill recorded in connection with the acquisition of Interface Systems, Inc. The

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assessment was performed primarily due to changes in the economy, the overall decline in the industry growth rate, and our lower actual and projected operating results including that of the business acquired from Interface. Our assessment was supported by the significant sustained decline in our stock price since the valuation date of the shares issued in the Interface acquisition. As a result of the assessment, we recorded a $51.0 million impairment charge to reduce goodwill and other intangible assets to their estimated fair value. The charge was based upon the estimated discounted cash flows over the remaining useful life of the goodwill and other intangible assets using a discount rate of 15%. The assumptions supporting the cash flows, including the discount rate, were determined using our best estimates as of March 31, 2001. The remaining intangible assets were amortized in full over their remaining useful life during 2001. The impairment consisted of the following charge (in thousands):

Goodwill	$49,210
Developed and core technology	1,127
Acquired workforce	646

Total impairment	$50,983

We adopted the provisions of SFAS 142, Goodwill and Other Intangible Assets, on January 1, 2002. In connection with SFAS 142’s transitional goodwill impairment evaluation, we assessed whether there was an indication that goodwill recorded in connection with our acquisition of Tumbleweed Communications KK, our majority-owned subsidiary in Japan, was impaired as of the date of adoption. To accomplish this, we determined the carrying value of our reporting unit by assigning our assets and liabilities, including the existing goodwill and intangible assets, to our reporting unit as of the date of adoption. As our Tumbleweed Communications KK reporting unit’s carrying amount exceeded its fair value, indicating that Tumbleweed Communications KK’s goodwill might be impaired, we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of Tumbleweed Communications KK’s goodwill, determined by allocating Tumbleweed Communications KK’s fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

During the six months ended June 30, 2002, Tumbleweed Communications KK experienced a sustained decline in operations. As a result, we reevaluated our future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. As of June 30, 2002, we determined that our goodwill was impaired and wrote-off the $5.7 million remainder of the goodwill balance. During the three months ended September 30, 2002, we began the liquidation of Tumbleweed Communications KK. As a result of the liquidation of Tumbleweed Communications KK, during the three months ended September 30, 2002, we recorded an operating expense of $377,000 related to the write-off of the remaining net assets of Tumbleweed Communications KK and our eighty percent equity position in Tumbleweed Communications KK. Tumbleweed Communications KK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

(7)    Related Party Transactions

Loan to Douglas A. Sabella

At December 31, 2002, Tumbleweed had a loan outstanding with a combined principal and accrued interest balance of approximately $154,000 to Mr. Sabella, Tumbleweed’s President and Chief Operating Officer, as well as a member of Tumbleweed’s Board of Directors. Mr. Sabella’s loan was entered into on September 19, 2001, and is evidenced by a full recourse promissory note with the full principal amount and all accrued interest due in

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

five years. Mr. Sabella used the loan for purposes other than to purchase Tumbleweed stock. The promissory note is secured by shares of Tumbleweed’s common stock and stock options to purchase shares of Tumbleweed’s common stock that Tumbleweed issues to Mr. Sabella, as well as the proceeds associated with such securities. Interest on Mr. Sabella’s loan is at a rate of 7% per annum. Principal and interest obligations under this loan will be forgiven ratably over a period of five years beginning on the effective date of the loan, unless Mr. Sabella’s employment with Tumbleweed as an executive officer is terminated for any reason, in which case such ratable loan forgiveness shall cease.

Loan to Bernard J. Cassidy

At December 31, 2002, Tumbleweed had a loan outstanding with a combined principal and accrued interest balance of approximately $113,000 to Mr. Cassidy, Tumbleweed’s Vice President, General Counsel, and Corporate Secretary. Mr. Cassidy’s loan was entered into on April 2, 2001, and is evidenced by a promissory note with the full principal amount and all accrued interest due in four years. Mr. Cassidy used the loan for purposes other than to purchase Tumbleweed stock. Interest on Mr. Cassidy’s loan is at a rate of 7% per annum.

Loan to Jeffrey C. Smith

At December 31, 2002, Tumbleweed had a loan outstanding with a combined principal and accrued interest balance of approximately $39,000 to Mr. Smith (our Chairman and Chief Executive Officer). Mr. Smith’s loan was entered into on June 7, 2001, and is evidenced by a full recourse promissory note with the full principal amount and all accrued interest due in five years. Mr. Smith used the loan for purposes other than to purchase Tumbleweed stock. The promissory note is secured by shares of Tumbleweed’s common stock and stock options to purchase shares of Tumbleweed’s common stock that Tumbleweed issues to Mr. Smith, as well as the proceeds associated with such securities. Interest on Mr. Smith’s loan is at a rate of 7% per annum. Principal and interest obligations under this loan will be forgiven ratably over a period of five years beginning on the effective date of the loan, unless Mr. Smith’s employment with Tumbleweed as an executive officer is terminated for any reason, in which case such ratable loan forgiveness shall terminate.

Legal Counsel

Gregory C. Smith, a brother of Jeffrey C. Smith, is a partner of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, which began providing legal services to Tumbleweed in July 1998. Total fees paid to Skadden, Arps were approximately $679,000, $496,000, and $2.4 million in 2002, 2001, and 2000, respectively, for matters relating to our intellectual property, our lawsuit against The docSpace Company, Inc., Tumbleweed’s follow-on public offering, Tumbleweed’s acquisitions of Worldtalk and Interface, and ongoing general and other litigation matters.

Investment Banking

Curtis H. Smith, a brother of Jeffrey C. Smith, is a Vice President at Credit Suisse First Boston, the lead underwriter of our public offering completed on August 1, 2000 and financial advisor to Tumbleweed in connection with the acquisition of Worldtalk. Credit Suisse First Boston received a customary portion of the aggregate discount and commissions of our public offering completed on August 1, 2000 as set forth on the cover page of that prospectus. Credit Suisse First Boston received a customary fee of approximately $3 million in connection with the Worldtalk acquisition.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hikari Tsushin

In February 1999 we issued 3,914,989 shares of Series C preferred stock at a price of $3.58 to Hikari Tsushin, or Hikari, a Japanese company, resulting in gross proceeds to us of approximately $14.0 million. In August 1999, in connection with the initial public offering, Hikari purchased 400,000 shares of common stock at $12.00 per share, resulting in gross proceeds to us of approximately $4.8 million. Hikari owned none of our outstanding common stock as of December 31, 2002 and 2001, respectively.

On March 31, 1999, Tumbleweed Communications KK entered into a one-year License and Distribution Agreement with Hikari. Under the terms of this agreement Tumbleweed Communications KK granted Hikari a perpetual license to use our product and distribution rights to sell our products to third parties for two separate, one-time, non-refundable fees. Also under the terms of this agreement, Hikari began making quarterly, non-refundable prepaid transaction fees beginning on April 1, 1999. The quarterly transaction fees were based on quarterly minimum volume commitments, and were recognized as revenue in the quarter that the amounts were due and payable. We recognized $0, $232,000, and $310,000 in transaction fees from Hikari during 2002, 2001, and 2000, respectively. The transaction fee agreement with Hikari expired on May 31, 2001. We recorded total revenues from Hikari of $0, $232,000, and $514,000 in 2002, 2001, and 2000, respectively.

On August 31, 1999, Tumbleweed Communications KK sold 200 shares of its common stock, representing a 50% ownership interest in Tumbleweed Communications KK, to Hikari for ¥350,000,000 (which approximated $3.2 million as of August 31, 1999). Following Hikari’s investment, Hikari and Tumbleweed had equal board representation in Tumbleweed Communications KK. As a result of the equity transaction and the change in board constituency, we no longer believed we had control of Tumbleweed Communications KK. Consequently, beginning September 1, 1999 we began accounting for our investment in Tumbleweed Communications KK on the equity method of accounting rather than the consolidation method. Because Tumbleweed Communications KK sold shares to Hikari, our share of the book value of Tumbleweed Communications KK’s net assets exceeded the carrying amount of the investment by $1.49 million. As a result we recorded $1.49 million in additional paid-in capital in 1999.

On May 15, 2000, we repurchased 5% of the outstanding shares of Tumbleweed Communications KK’s common stock from Hikari for ¥70,000,000 (which approximated $645,000 as of May 15, 2000), increasing our ownership interest in Tumbleweed Communications KK to 55% and resumed consolidating the Japanese subsidiary effective April 1, 2000.

On August 29, 2000, we repurchased an additional 25% of the outstanding shares of the jointly owned Japanese subsidiary for approximately $13.8 million, increasing our ownership position to 80%. We recorded approximately $13.5 million of goodwill as a result of these transactions.

During the three months ended March 31, 2000, we recorded revenues from Tumbleweed Communications KK of approximately $367,000.

Other related party transactions

In July 1999, in exchange for marketing and publicity services, we issued a warrant to a customer to acquire 100,000 shares of our common stock. The warrant is exercisable immediately in three tranches: 50,000 shares at an exercise price of $20 per share; 25,000 shares at an exercise price of $30 per share; and 25,000 shares at an exercise price of $40 per share. In June 1999, we entered into a license agreement and a consulting agreement with this customer and recorded revenues of approximately $260,000, $408,000, and $567,000 in 2002, 2001, and 2000, respectively, and deferred revenues of approximately $210,000 and $156,000 as of December 31, 2002

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 2001, respectively. The total amount due from this customer was approximately $42,000 and $373,000 and total amount due from us to this customer was $0 and $0 as of December 31, 2002 and 2001, respectively.

(8)    Debt

Debt at December 31, 2002 and 2001 consisted of the following (in thousands):

	December 31,
	2002	2001
Equipment loan facilities	$27	$322
Capital leases	6	32

Total debt	33	354
Less current portion	(33)	(345)

Total long-term portion	$—	$9

In July 1998, we entered into a debt agreement with a bank, which includes a $750,000 equipment loan facility. In June 1999, we obtained a second equipment loan facility in the amount of $1.0 million with the same bank. The first equipment loan in the amount of $750,000 expired in December 2001 and the second equipment loan in the amount of $1.0 million expired in December 2002. Borrowings under both equipment loan facilities bear interest at prime rate plus 0.75%, are due and payable in 36 equal monthly installments and are secured by certain of our assets. The weighted average interest rate for the equipment loans was 5.48%, 8.21%, and 10.00%, for 2002, 2001, and 2000, respectively. At December 31, 2002 the equipment loan has aggregate maturities of $27,000 that were paid in full in January 2003.

(9)    Income Taxes

The amount of income tax expense recorded for 2002, 2001, and 2000 differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following (in thousands):

	2002	2001	2000
Statutory federal income tax benefit	$(7,076)	$(38,764)	$(23,615)
State income tax	48	12	10
Foreign income tax expense	6	141	366
Net operating loss, not utilized	5,100	18,161	19,657
Goodwill amortization and other permanent differences	1,976	20,603	3,957

Income tax expense	$54	$153	$375

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of our deferred tax assets and liabilities as of December 31, 2002 and 2001, are presented below (in thousands):

	2002	2001
Net operating loss carryforwards	$75,615	$66,947
Tax credit carryforwards	4,556	4,735
Reserves and accruals not currently deductible	2,179	2,410
Deferred stock compensation	—	2,631
Deferred research and development costs	288	802
Restructuring	4	2,064

Total deferred tax assets	82,642	79,589
Less: valuation allowance	(82,047)	(78,171)

Net deferred tax assets	595	1,418
Property and equipment	(595)	(1,418)

Net deferred tax assets (liabilities)	$—	$—

We are unable to conclude that it is more likely than not that deferred tax assets in excess of deferred tax liabilities will be realized and therefore, have established a valuation allowance against our net deferred tax assets. The valuation allowance of $78,171,000 at December 31, 2001, increased by $3,876,000 to $82,047,000 at December 31, 2002. Included in the December 31, 2002 valuation allowance is approximately $15,066,000 related to the exercise of stock options, which will be credited to stockholders’ equity when realized for tax purposes.

As of December 31, 2002, we have net operating loss carryforwards for Federal and California income tax purposes of approximately $205,392,000 and $64,224,000, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire in the years 2007 through 2022 and the California net operating loss carryforwards expire in the years 2004 through 2013.

As of December 31, 2002, we also have research and development tax credit carryforwards for Federal and California income tax return purposes of approximately $3,030,000 and $2,232,000, respectively, available to reduce future income taxes. We also have California Manufacturing Credit carryforwards of $114,000. The Federal research and development tax credit will expire in years 2007 through 2022. The California research and development tax credit carries forward indefinitely.

Our ability to utilize the net operating losses and tax credit carryforwards in the future may be subject to substantial restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law.

(10)    Stockholders’ Equity

Under our certificate of incorporation we are authorized to issue 100,000,000 shares of common stock, each with a par value of $.001. As of December 31, 2002 and 2001, respectively, we have 30,481,987 and 30,545,170 shares issued and outstanding. We are also authorized to issue 10,000,000 shares of preferred stock, each with a par value of $.001. We have zero preferred shares issued and outstanding as of December 31, 2002 and 2001, respectively.

In August 1999, we sold 4,219,592 shares of our common stock (of which 219,592 shares were sold pursuant to the Underwriters’ over-allotment option) through our initial public offering (IPO). Net proceeds from

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the offering were approximately $45.8 million after deducting the underwriting discount and other offering expenses. At the time of the IPO, all of our outstanding preferred stock automatically converted into 12,331,434 shares of common stock.

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

1993 Stock Option Plan

On September 30, 1993, we adopted the 1993 Stock Option Plan (“the Plan”). In 1999, our Board of Directors approved an amendment to the plan to increase the number of shares authorized for issuance by 650,000 shares to a total of 3,768,500 authorized shares. In August 1999, we ceased granting further options under the Plan. Under the Plan, the exercise price for incentive options is at least 100% of the fair market value on the date of grant. The exercise price for nonqualified stock options is at least 85% of the fair market value on the date of grant. Options generally expire in 10 years. Vesting periods are determined by the Board of Directors and generally provide for 25% of the options to vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months.

1999 Omnibus Stock Incentive Plan

The 1999 Omnibus Stock Incentive Plan (“the Incentive Plan”) was approved by stockholders on August 3, 1999, for the benefit of our officers, directors, key employees, advisors and consultants. An aggregate of 7,358,759 shares of common stock is reserved for issuance under the Incentive Plan, which provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock, and performance shares.

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“the Purchase Plan”) was approved by stockholders on August 3, 1999, which allows eligible employees to purchase common stock at a discount from fair market value. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan for each fiscal year occurring during the term of the Purchase Plan, which will terminate in 2009. We discontinued the Purchase Plan in 2002.

2000 NSO Incentive Stock Plan

The 2000 NSO Incentive Stock Plan (“the NSO Incentive Plan”) was adopted by our Board of Directors on July 10, 2000. The NSO Incentive Plan qualifies as a “broadly based” plan and is for the benefit of our officers, directors, employees, advisors, and consultants. It provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares or any combination of such. The options granted under the NSO Incentive Plan are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986. An aggregate of 4,181,500 shares of common stock are reserved for issuance under the NSO Incentive Plan, which will terminate on July 10, 2010.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the NSO Incentive Plan, the exercise price for stock options is determined by the Board of Directors, Compensation Committee, or Administrator (“Administrator”), generally 100% of the fair market value on the date of grant. The option term is determined by the Administrator, generally no longer than 10 years. Vesting periods are determined by the Administrator and generally provide for 25% of the options to vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months.

Interface Stock Option Plans

On September 1, 2000, we assumed the Interface 1992 Stock Option Plan (“1992 Plan”) and 1993 Stock Option Plan for Non-Employee Directors (“Directors Plan”). The 1992 Plan provided for the grant of both incentive stock options and non-qualified options to officers and key employees at not less than market price on the date of grant as determined by the Board of Directors. Under the 1992 Plan, options generally vest at the rate of 33% per year after one year from the date of grant and have a term of ten years. The Directors Plan provided for the grant to non-employee directors of non-qualified options at market price on the date of grant. The Directors Plan provides for discretionary grants with vesting determined at the time of grant with a term of ten years. A total of 236,000 shares of our common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Interface. We registered an additional 304,023 shares for issuance from the 1992 Plan, that was used to grant options to Interface employees at the time of the merger and who remain employed by Tumbleweed. The Directors Plan was terminated upon its assumption by Tumbleweed, and no further options will be granted under it.

A summary of all of our stock option activity follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 1999	7,077,463	4,474,587	$9.39
Authorized	1,721,235	—	—
Granted	(5,469,939)	5,469,939	35.48
Exercised	—	(1,234,033)	5.07
Canceled	1,467,530	(1,467,530)	32.79
Expired	(4,169,694)	—	—

Balances, December 31, 2000	626,595	7,242,963	25.01
Authorized	4,450,000	—	—
Granted	(6,895,088)	6,895,088	2.19
Exercised	—	(788,869)	0.84
Canceled	4,451,450	(4,451,450)	22.61
Expired	(67,317)	—	—

Balances, December 31, 2001	2,565,640	8,897,732	10.94
Authorized	1,527,259	—	—
Granted	(5,013,450)	5,013,450	1.61
Exercised	—	(446,074)	0.92
Canceled	3,628,603	(3,628,603)	14.56
Expired	(534,265)	—	—

Balances, December 31, 2002	2,173,787	9,836,505	$5.30

During 2002, 2001, and 2000 we granted 5,013,450, 6,895,088, and 5,469,939 stock options, respectively, with weighted average fair values of $1.33, $2.24, and $28.51 per share, respectively.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2002:

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$ 0.50	76,882	$0.50	5.5	76,882	$0.50
0.77– 1.35	3,423,039	1.00	9.7	254,148	0.93
1.39– 2.72	1,701,090	1.96	8.7	542,279	2.08
3.03– 3.25	1,694,651	3.13	8.3	734,556	3.13
3.31– 3.76	1,551,900	3.45	8.9	250,868	3.61
3.86–26.52	896,089	14.80	7.5	532,422	15.99
30.50–38.56	381,478	32.37	7.4	270,002	32.52
42.63–48.25	49,376	45.18	7.3	38,019	44.89
56.63–82.75	12,000	78.40	7.1	8,583	78.18
118.44	50,000	118.44	7.2	48,312	118.44

$ 0.50–118.44	9,836,505	$5.30	8.8	2,756,071	$10.88

Warrants

In conjunction with various financing arrangements and employment recruitment services provided to us in 1994, 1995, 1998, 1999, and 2001, we issued warrants to purchase an aggregate of approximately 583,113 shares of common stock. As of December 31, 2002, 526,613 warrants to purchase common stock remain outstanding, of which 585 expire in July 2003 with an exercise price of $69.62; 4,633 expire in August 2004 with an exercise price of $3.13; 11,858 expire in December 2004 with an exercise price of $2.53; 76,207 expire in February 2006 with an exercise price of $2.69; and the remaining 433,330 expire in July 2006 with an exercise price of $26.93.

As a result of the warrants issued in 1999 and 2001, we increased our additional paid-in capital by $341,000 and $616,000 in 2001 and 2000, respectively.

Stock Repurchase Program

In August 2002, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock. Although we are not required to purchase any stock under the program, we may purchase shares either in the open market or in negotiated transactions as market and business conditions warrant. The timing and amount of any shares repurchased is determined by our management based on an evaluation of market conditions and other factors. The purchases are made at current market prices or in negotiated transactions off the market and are funded using our working capital. The repurchase program extends over a twelve month period and may be suspended or discontinued at any time. In October 2002, we adopted a 10b5-1 plan, which allows us to repurchase our stock under our repurchase program during a period in which we are in possession of material non-public information, provided we previously communicated repurchase instructions to our broker at a time when we were not in possession of such material non-public information. The 10b5-1 plan does not increase the aggregate $10.0 million amount authorized for repurchase purposes. During 2002, we repurchased 717,500 shares of our common stock for $796,000.

(11)    Employee Benefit Plan

We have a 401(k) plan that allows eligible employees to contribute a percentage of their compensation, limited to $11,000 ($12,000 for employees over age 50), $10,500, and $10,500 in 2002, 2001, and 2000,

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. On April 1, 2000, we began matching each eligible employee’s contribution 100% up to 4% of the employee’s salary. Our matching contributions and earnings thereon vested immediately. In April 2002, we discontinued our matching contributions. Our matching contributions to employees’ 401(k) plans totaled approximately $0, $649,000 and $603,000 for 2002, 2001, and 2000, respectively.

(12)    Commitments and Contingencies

Lease Commitments

We lease our facilities and certain equipment under operating lease agreements. The facilities leases expire at various dates through 2020. In June 1999, we entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease is for a term of five years with current monthly rent payments of approximately $124,000. In September 2000, we leased an additional 42,000 square feet in an adjacent building with a term of five years and subleased this space. We terminated this second lease as of December 31, 2001 and made settlement payments of $2.3 million on this lease in the first quarter of 2002 as a part of the lease termination agreement.

As a result of the Interface acquisition, we assumed an operating lease covering approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with current quarterly rent payments of approximately $60,000. This office space is currently subleased to a tenant who is currently providing us with quarterly rent payments of approximately $60,000. The sublease terminates in April 2003 and we are currently attempting to renew the sublease or find a new sublessee.

We also lease certain equipment under a capital lease agreement. This lease expires in 2003.

Future minimum lease payments for operating and capital leases as of December 31, 2002, are as follows (in thousands):

Year Ending December 31,	Operating Leases	Capital Leases
2003	$2,313	$8
2004	1,990	—
2005	368	—
2006	240	—
2007	240	—
Thereafter	2,960	—

Future minimum lease payments	$8,111	8

Less amount representing interest		(2)

		6
Less current portion		(6)

Long-term portion		$—

The amounts above will be offset by sublease payments of $80,000 in 2003.

Total rent expense under operating leases for 2002, 2001, and 2000, was $3.0 million, $3.4 million, and $2.9 million, respectively.

We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date. We also indemnify our customers from third

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantees have not been significant and we are unable estimate the potential impact of these guarantees on our future results of operations.

Contingencies

On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and other plaintiffs against Interface Systems, Inc. (a company Tumbleweed acquired in 2000) and various additional defendants, including Interface’s prior president and chief executive officer, Robert A. Nero, and Fiserv Correspondent Services, Inc., in the United States District Court for the Southern District of New York. The three complaints contained substantially similar allegations of false and misleading representations by various defendants allegedly designed to inflate Interface’s stock price. The complaints sought relief under the federal securities laws on behalf of purported classes of persons who purchased, held, or sold shares of Interface stock, and under various other causes of action. On July 27, 2001, the Court granted our motion to transfer the lawsuits to the United States District Court for the Eastern District of Michigan, which, on April 19, 2002, dismissed with prejudice plaintiffs’ class allegations and federal securities law claims that purportedly arose under Section 10(b) of the Securities Exchange Act of 1934. Also on April 19, 2002, plaintiffs filed a Second Amended Consolidated Complaint that (i) consolidated the separate actions into one action, (ii) added certain new plaintiffs, (iii) withdrew Congressional Securities, Inc. as a plaintiff, and (iv) added claims for breach of fiduciary duty and negligent misrepresentation, which are the sole remaining claims in the case. On May 20, 2002, we filed a motion to dismiss these claims, which motion has remained pending before the Court while the case has continued to proceed through the discovery phase. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty. We believe this consolidated action is without merit and intend to vigorously defend against it and seek its dismissal.

Although Tumbleweed believes this lawsuit is without merit, no assurance can be given about its outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results.

In September 2002, we received a letter from Entrust, Inc. indicating that we may be interested in licensing the technology covered by U.S. Patent No. 6,393,568, Encryption and Decryption System and Method with Content Analysis Provision, issued to Entrust. In October 2002, we sent a letter to Entrust indicating that Entrust may be interested in licensing the technology covered by four patents issued to Tumbleweed, namely, U.S. Patent Nos. 6,061,448, Method & System For Dynamic Server Document Encryption, 6,119,137, Distributed Dynamic Document Conversion Server, 6,151,675, Method & Apparatus For Effecting Secure Document Format Conversion, and 6,470,086 Method & Apparatus For Effecting Secure Document Format Conversion. In February 2003, we received a letter from Entrust indicating that we may have an interest in three additional patents issued to Entrust: U.S. Patent Nos. 6,229,894, Method and Apparatus for Access to User-Specific Encryption Information, 6,256,733, Access and Storage of Secure Group Communication Cryptographic Keys, and 6,266,420, Method and Apparatus for Secure Group Communications.

We believe we do not infringe any valid Entrust patent. If we were to conclude based on additional information that some element of our processes are or might be covered by a valid Entrust patent, we might seek to negotiate and obtain a license from Entrust. If we were unwilling or unable to obtain a license from Entrust, we would remain subject to potential liability for patent infringement. Although we will contest any lawsuit by Entrust vigorously, we cannot make assurances that we will prevail if Entrust were to sue us for infringement of any of the Entrust patents. If any portions of our products were found to be infringing a valid Entrust patent, then we would likely be unable to continue to offer those portions of our products found to be infringing. We could also then be required to pay damages for past infringing use, possibly attorneys’ fees, and possibly treble

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

damages. This could have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

(13)    Comprehensive Loss

Comprehensive loss includes our net loss as well as foreign currency translation adjustments, recorded net of tax. Comprehensive loss for 2002, 2001, and 2000, respectively, is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Net loss	$(20,866)	$(114,165)	$(69,829)
Other comprehensive loss—translation adjustments	(91)	(524)	(114)

Comprehensive loss	$(20,957)	$(114,689)	$(69,943)

(14)    Segment Information

As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, our chief operating decision-makers are our Chief Executive Officer (“CEO”) and our Chief Operating Officer (“COO”). Our CEO and COO review financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed by our CEO and COO is the information presented in the accompanying consolidated statement of operations. We operate in a single reporting segment as our three operating segments, based on geographic regions have similar economic characteristics. During 2002, we transitioned to indirect sales operations in Europe and began the liquidation of Tumbleweed Communications KK in Japan. Tumbleweed Communications KK ceased operations in August 2002 and formally declared bankruptcy in December 2002. Thus, only one operating segment exists at December 31, 2002.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
North America	$23,490	$22,099	$25,267
Europe	1,631	4,379	7,133
Asia and Australia	404	2,570	4,938

Total revenue	$25,525	$29,048	$37,338

Substantially all of our long-lived assets are located in the United States.

(15)    Subsequent Event

On February 18, 2003, we announced the signing of a definitive merger agreement with Valicert, Inc. Pending stockholder and regulatory approvals, we will acquire all of the outstanding shares of Valicert in a stock-for-stock transaction. As approved by the Boards of Directors of each company, the merger calls for each share of Valicert common stock to be exchanged for 0.385 shares of Tumbleweed common stock, or approximately 9.8 million shares, which we expect would represent approximately 24% of Tumbleweed’s outstanding stock post merger. The transaction is expected to close in the second or third quarter of 2003, depending on regulatory review.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Selected Quarterly Financial Data (Unaudited)

All necessary adjustments, which consisted only of normal recurring adjustments, have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2002
Revenue:
Product and intellectual property revenue	$3,385	$3,384	$3,387	$5,524
Service revenue	2,533	2,167	2,575	2,570

Total revenue	5,918	5,551	5,962	8,094
Cost of revenue(1)	1,428	1,596	1,851	2,183

Gross profit	4,490	3,955	4,111	5,911
Operating expenses:
Research and development(2)	2,153	2,286	2,408	3,208
Sales and marketing(3)	3,607	3,944	5,242	5,616
General and administrative(4)	1,292	909	798	1,603
Stock-based compensation	(21)	(175)	(367)	262
Impairment of goodwill	—	—	5,713	—

Total operating expenses	7,031	6,964	13,794	10,689

Operating loss	(2,541)	(3,009)	(9,683)	(4,778)
Impairment of investments	—	(455)	(88)	—
Other income (expense), net	(43)	25	327	407

Total other income (expense), net	(43)	(430)	235	407

Loss before taxes	(2,584)	(3,439)	(9,444)	(4,371)
Provision for taxes	46	2	2	4

Net loss before cumulative effect of change in accounting principle	(2,630)	(3,441)	(9,446)	(4,375)
Cumulative effect of change in accounting principle	—	—	—	974

Net loss	(2,630)	(3,441)	(9,446)	(5,349)
Other comprehensive income (loss)—translation adjustments	(45)	(19)	(30)	3
Other comprehensive income (loss)—unrealized gain (loss) on investments	—	(122)	122	—

Comprehensive loss	$(2,675)	$(3,582)	$(9,354)	$(5,346)

Net loss per share before cumulative effect of change in accounting principle—basic and diluted	$(0.09)	$(0.11)	$(0.31)	$(0.14)
Cumulative effect of change in accounting principle per share—basic and diluted	—	—	—	(0.03)

Net loss per share—basic and diluted	$(0.09)	$(0.11)	$(0.34)	$(0.18)

Weighted average shares—basic and diluted	30,469	30,682	30,749	30,527

(1)	Exclusive of stock-based compensation expense (credit) of $8, $(85), $10, and $77 for the quarters ended December 31, September 30, June 30, and March 31, 2002, respectively.
(2)	Exclusive of stock-based compensation expense (credit) of $3, $(1), $6, and $23 for the quarters ended December 31, September 30, June 30, and March 31, 2002, respectively.
(3)	Exclusive of stock-based compensation expense (credit) of $(42), $(99), $(395), and $131 for the quarters ended December 31, September 30, June 30, and March 31, 2002, respectively.
(4)	Exclusive of stock-based compensation expense of $10, $10, $12, and $31 for the quarters ended December 31, September 30, June 30, and March 31, 2002, respectively.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2001
Revenue:
Product and intellectual property revenue	$6,274	$4,958	$5,465	$1,694
Service revenue	2,923	3,197	2,214	2,323

Total revenue	9,197	8,155	7,679	4,017
Cost of revenue(1)	2,808	3,013	3,085	3,052

Gross profit	6,389	5,142	4,594	965
Operating expenses:
Research and development(2)	3,481	3,615	4,419	3,704
Sales and marketing(3)	6,650	8,472	10,221	9,291
General and administrative(4)	2,061	2,286	2,013	2,238
Stock-based compensation	521	618	655	1,334
Amortization of goodwill, intangibles and in-process research and development	1,151	1,485	1,740	7,844
Impairment, merger-related, and restructuring expenses(5)	(3,929)	—	69	59,853

Total operating expenses	9,935	16,476	19,117	84,264

Operating loss	(3,546)	(11,334)	(14,523)	(83,299)
Impairment of investments	(3,434)	—	—	—
Other income, net	60	439	594	1,031

Total other income (expense), net	(3,374)	439	594	1,031

Loss before taxes	(6,920)	(10,895)	(13,929)	(82,268)
Provision for taxes	96	(4)	35	26

Net loss	(7,016)	(10,891)	(13,964)	(82,294)
Other comprehensive income (loss)—translation adjustments	(192)	133	(227)	(238)

Comprehensive loss	$(7,208)	$(10,758)	$(14,191)	$(82,532)

Net loss per share—basic and diluted	$(0.23)	$(0.36)	$(0.46)	$(2.76)

Weighted average shares—basic and diluted	30,461	30,296	30,127	29,800

(1)	Exclusive of stock-based compensation expense of $56, $97, $85, and $79 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.
(2)	Exclusive of stock-based compensation expense of $74, $90, $129, and $374 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.
(3)	Exclusive of stock-based compensation expense of $342, $366, $355, and $749 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.
(4)	Exclusive of stock-based compensation expense of $49, $65, $86, and $468 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.
(5)	Exclusive of stock-based compensation credit of $(336) for the quarter ended March 31, 2001.

Item 9—Changes in and disagreements with accountants on accounting and financial disclosure.

Not applicable.

PART III

Item 10—Directors and Executive Officers of the Registrant.

The information required by this item, insofar as it relates to our executive officers is contained in Part I under the heading “Our Executive Officers.” The names of our directors, and certain information about them as of March 12, 2003, are set forth below:

Directors

Name	Age	Principal Occupation/ Position Held With Tumbleweed
Class I directors with terms expiring in 2003:
Jeffrey C. Smith	36	Founder, Chairman and Chief Executive Officer
Kenneth R. Klein(1)	43	Chief Operating Officer of Mercury Interactive Corporation
Class II directors with terms expiring in 2004:
Deborah D. Rieman(2)	53	Private investment fund manager and Consultant
Douglas A. Sabella	44	President and Chief Operating Officer

Class III directors for a term expiring in 2005:
Christopher Greendale(2)	51	Independent venture capitalist
David F. Marquardt(1)	52	Founding General Partner of August Capital, L.P.
Standish H. O’Grady(2)	43	Senior Managing Director of Granite Ventures, LLC

Notes:

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee

Jeffrey C. Smith, Chief Executive Officer and Chairman of the Board of Directors, is responsible for strategic planning and business development. Before founding Tumbleweed in June 1993, Mr. Smith held various senior positions in research and development with the following firms: Frame Technology from January 1991 to June 1993; Aeon Corp. from January 1990 to January 1991; Hewlett-Packard from June 1988 to June 1989; and IBM Scientific Research Center in Palo Alto from June 1987 to June 1988. Mr. Smith served as a lecturer in Software Engineering at Stanford University in 1988 and 1989. Mr. Smith holds a B.S. in Computer Science from Stanford University.

Kenneth R. Klein has been a Director of Tumbleweed since February 2000. Mr. Klein has been Chief Operating Officer of Mercury Interactive since January of 2000 and has been on the Mercury Interaction board of directors since July 2000. Prior to that he served as President, North American Operations from July 1998 to January 2000. From April 1995 to July 1998 he served as Vice President of North American Sales. From May 1992 to March 1995, he served as Western Area Sales Director. From March 1990 to May 1992, Mr. Klein served as Regional Sales Manager for Interactive Development Environments, a CASE tool company. Prior to that Mr. Klein served in a variety of engineering and sales management roles in the software industry. Mr. Klein holds degrees in electrical engineering and biomedical engineering from the University of Southern California.

Deborah D. Rieman has been a Director of Tumbleweed since March 2001. Dr. Rieman currently manages a private investment fund and consults technology start-up companies. Until December 1999, Dr. Rieman served as President and Chief Executive Officer of CheckPoint Software Technologies, Inc., an internet security software company. Prior to joining CheckPoint, Dr. Rieman held various executive and marketing positions with Adobe Systems, Inc., Sun Microsystems, Inc. and Xerox Corporation. She also serves as a director of Altera Corp., Alchemedia Corporation, Keynote Systems, Inc. and Corning, Inc. Dr. Rieman holds a B.A. in Mathematics from Sarah Lawrence College and a Ph.D. in Mathematics from Columbia University.

Douglas A. Sabella has been a Director of Tumbleweed since March 2001. Mr. Sabella also serves as President and Chief Operating Officer of Tumbleweed and is responsible for worldwide operations, including research and development, sales, professional services, and marketing. Prior to joining Tumbleweed in March 2001, Mr. Sabella was the president and chief executive officer of Bidcom, Inc. Prior to joining Bidcom, Mr. Sabella held various senior management positions at Lucent Technology from February 1985 to February 2000. Mr. Sabella holds a B.B.A. in Business Administration from Hofstra University.

Christopher H. Greendale has been a Director of Tumbleweed since August 2001. Since March of 2002, Mr. Greendale has been a Venture Partner of GrandBanks Capital, a venture capital firm established in partnership with SOFTBANK and Mobius Venture Capital (SOFTBANK Venture Capital). Mr. Greendale was also engaged in independent venture capital investing between September 2000 and March 2002. From January 1998 until September 2000, he was a Managing Director with Internet Capital Group (ICG), an Internet holding company actively engaged in more than 70 business-to-business e-commerce partner companies. Mr. Greendale serves as Chairman of Board of Directors of Metatomix, Inc., a provider of database connector software for enterprises. In addition, he serves on the board of directors of a number of early stage systems integration and software companies. Prior to joining Metatomix, Mr. Greendale served as Executive Vice President, Marketing for Cambridge Technology Partners Massachusetts Inc., a provider of software development services. He was a co-founder of Cambridge Technology Partners, which grew to over $600 million in annual revenues before he left the company in 1997. From November 1990 until March 1991, Mr. Greendale was an independent management consultant. From June 1990 until November 1990, Mr. Greendale served as Vice President, Marketing for Oracle Corporation, a software development company. From April 1989 until June 1990, Mr. Greendale served as Vice President, Worldwide Marketing for Ingres Corporation, a software development company. From February 1986 until April 1989, Mr. Greendale served as President and Chief Operating Officer of Network Technologies, a software development company.

David F. Marquardt has been a Director of Tumbleweed since August 1997. Mr. Marquardt is a founding General Partner of August Capital, L.P., formed in 1995, and has been a General Partner of various Technology Venture Investors entities, which are private venture capital limited partnerships, since August 1980. Mr. Marquardt is a director of Microsoft Corporation, Netopia, Inc. and various privately held companies. Mr. Marquardt received a B.S. in Mechanical Engineering from Columbia University and an M.B.A. from Stanford Graduate School of Business.

Standish H. O’Grady has been a Director of Tumbleweed since August 1997. Mr. O’Grady is a founder and Senior Managing Director of Granite Ventures LLC, an early stage technology venture capital firm formed in 1998. He previously served in various positions with Hambrecht & Quist Group’s venture capital practice since 1986. Mr. O’Grady is currently a director of Virage Inc. and various privately held companies. Mr. O’Grady holds a B.S.E. degree in Chemical Engineering from Princeton University and an M.B.A. from the Amos Tuck School of Business Administration at Dartmouth College.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires Tumbleweed’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were fulfilled in a timely manner.

Item 11—Executive Compensation.

Summary Compensation Table

The following table indicates information concerning compensation of Tumbleweed’s Chief Executive Officer, Mr. Smith, and the two individuals, Mr. Sabella and Mr. Capitolo, who were our most highly compensated executive officers in 2002, other than the Chief Executive Officer, whose salary and bonus exceeded $100,000 for the years ended December 31, 2002, 2001 and 2000, if applicable, and were serving as executive officers at the end of 2002. The table also indicates information concerning one individual, Ms. Jordan, who ceased to be an executive officer in 2002, but would have been among our most highly compensated executive officers in 2002 had she been serving as executive officers at the end of 2002. These individuals are collectively referred to as the “Named Executive Officers.”

Name and Principal Position	Year	Annual Compensation		Other ($)		Long-Term Compensation
		Salary ($)	Bonus ($)			Awards Options
Jeffrey C. Smith Chairman and Chief Executive Officer	2002 2001 2000	194,167 173,958 150,000	20,075 43,009 86,250	15,891 — —	(1)	150,000 400,000 400,000	(2)

Douglas A. Sabella President and Chief Operating Officer	2002 2001 2000	291,250 237,500 —	50,000 16,667 —	65,470 50,122 —	(3) (4)	450,000 500,000 —

Gregory M. Capitolo Senior Vice President—Finance and Chief Financial Officer	2002 2001 2000	72,873 — —	— — —	— — —		275,000 — —

Elizabeth D. Jordan(5) Senior Vice President—Finance and Chief Financial Officer	2002 2001 2000	130,872 103,477 —	33,072 10,000 —	5,605 — —	(6)	— 300,000 —

(1)	Represents the value of the ratable cancellation of our loan to Mr. Smith, in accordance with his loan agreement.
(2)	Mr. Smith voluntarily cancelled 200,000 of these options on November 20, 2000 and the remaining 200,000 on January 4, 2001.
(3)	Represents the value of the ratable cancellation of our loan to Mr. Sabella, in accordance with his loan agreement.
(4)	Represents the value of the restricted stock grant made to Mr. Sabella on June 4, 2001.
(5)	Ms. Jordan resigned as Senior Vice President—Finance and Chief Financial Officer as of July 18, 2002.
(6)	Represents the value of the payment provided to Ms. Jordan for all of her accrued vacation in connection with her resignation.

Option Grants in Last Fiscal Year

The following table provides information concerning grants of options to purchase Tumbleweed’s common stock made during the fiscal year ended December 31, 2002 to the Named Executive Officers.

In the fiscal year ended December 31, 2002, Tumbleweed granted options to purchase up to an aggregate of 5,013,450 shares to employees, directors and consultants. All of these options were granted at exercise prices equal to the fair market value of our common stock on the date of grant. All options have a term of ten years. Our option shares generally either vest over four years, with 25% of the option shares vesting one year after the option grant date, or vest ratably each month over four years beginning on the option grant date.

The potential realizable values are based on an assumption that the price of Tumbleweed’s common stock will appreciate at the compounded annual rate shown from the date of grant until the end of the option term.

These values do not take into account amounts required to be paid as income taxes under the Internal Revenue Code and any applicable state laws or option provisions providing for termination of an option following termination of employment, non-transferability or vesting. These amounts are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth of the shares of our common stock.

Individual Grants

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year		Exercise Price ($/Share)		Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
							5% ($)		10% ($)
Jeffrey C. Smith	50,000 100,000	0.9973 1.9946	% %	$ $	3.32 0.97	16-Apr-12 15-Oct-12	$ $	104,397 61,003	$ $	264,561 154,593

Douglas A. Sabella	250,000 200,000	4.9866 3.9893	% %	$ $	3.32 0.97	16-Apr-12 15-Oct-12	$ $	521,983 122,006	$ $	1,322,806 309,186

Gregory M. Capitolo	200,000 75,000	3.9893 1.4960	% %	$ $	1.50 0.97	09-Jul-12 15-Oct-12	$ $	188,668 45,752	$ $	478,123 115,945

Elizabeth D. Jordan	—	—			—	—		—		—

Aggregated Option Exercises in Last Fiscal year and Fiscal Year-End Option Values

The following table describes for the named executive officers the exercisable and unexercisable options held by them as of December 31, 2002.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options Held at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Jeffrey C. Smith	—	—	198,136	412,084	$3,631	$54,469
Douglas A. Sabella	—	—	232,645	717,355	$8,073	$108,127
Gregory M. Capitolo	—	—	5,211	269,789	$3,028	$50,747
Elizabeth D. Jordan	—	—	—	—	—	—

The “Value of Unexercised In-the-Money Options at Fiscal Year End” is based on a value of $1.55 per share, the fair market value of our common stock as of December 31, 2002, less the per share exercise price, multiplied by the number of shares issued upon exercise of the option.

Compensation of Directors

Tumbleweed’s Board of Directors makes all decisions relating to the compensation of members of our Board of Directors. We reimburse our non-employee directors for all out-of-pocket expenses incurred in the performance of their duties as our directors. We currently do not pay cash fees to our directors for attendance at meetings or for their services as members of the Board of Directors.

During fiscal year 2002:

•	Mr. Klein and Mr. Marquardt were each granted an option on October 15, 2002 to purchase 60,000 shares of common stock at an exercise price of $0.97 per share, the fair market price per share of the common stock on the date of the grant;

•	Mr. Greendale was granted an option on October 15, 2002 to purchase 50,000 shares of common stock at an exercise price of $0.97 per share, the fair market price per share of the common stock on the date of the grant; and

•	Mr. O’Grady and Ms. Rieman were each granted an option on October 15, 2002 to purchase 100,000 shares of common stock at an exercise price of $0.97 per share, the fair market price per share of the common stock on the date of the grant.

Limitation of Liability and Indemnification

Tumbleweed’s Certificate of Incorporation includes provisions that eliminate the personal liability of our directors for monetary damages for breach of fiduciary duty as a director, except for liability:

•	for any breach of the director’s duty of loyalty to us or our stockholders;

•	for acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law;

•	under Section 174 of the Delaware law; or

•	for any transaction from which the director derives an improper personal benefit.

Tumbleweed’s Certificate of Incorporation and bylaws further provide for the indemnification of our directors and officers to the fullest extent permitted by Section 145 of the Delaware law, including circumstances in which indemnification is otherwise discretionary. Indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons under the foregoing provisions, or otherwise. We have been advised that in the opinion of the Securities and Exchange Commission this indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Tumbleweed has entered into agreements to indemnify our directors and executive officers in addition to the indemnification provided for in our charter and bylaws. These agreements, among other things, provide for indemnification of our directors and executive officers for expenses, judgments, fines and settlement amounts incurred by any of these people in any action or proceeding arising out of his or her services as a directors or executive officer or at our request. We believe that these provisions and agreements are necessary to attract and retain qualified people as directors and executive officers.

Employment Contracts, Termination of Employment, and Change of Control Arrangements

Except as described below, Tumbleweed has not entered into employment agreements with our Named Executive Officers, and their employment may be terminated at any time at the discretion of our Board of Directors.

Effective March 1, 2001, Tumbleweed entered into an employment agreement with Douglas A. Sabella. The agreement provides that Mr. Sabella will serve as the President and Chief Operating Officer of Tumbleweed for a base salary of $300,000 per year plus performance-based bonuses. Mr. Sabella is entitled to receive a minimum guaranteed bonus of $12,500 per quarter, to be credited against any performance bonuses for the year. Tumbleweed may terminate Mr. Sabella’s employment at any time with or without “cause” as it is defined in the agreement. However, if Mr. Sabella is terminated without “cause,” we must pay him twelve months salary as severance. The agreement also provides for certain benefits payable to Mr. Sabella if his employment is terminated within ninety days following a “change of ownership control,” as that term is defined in the agreement.

Effective June 8, 2001, Tumbleweed entered into an employment agreement with Elizabeth Davis Jordan. The agreement provided that Ms. Jordan would serve as the Senior Vice President—Finance and Chief Financial

Officer of Tumbleweed for a base salary of $220,000 per year plus performance-based bonuses. Ms. Jordan was entitled to receive a minimum guaranteed bonus of $10,000 per quarter, to be credited against any performance bonuses for the first year of employment. The agreement provided that Tumbleweed could terminate Ms. Jordan’s employment at any time with or without “cause,” as it is defined in the agreement. However, if Ms. Jordan were terminated without “cause” or was subject to “constructive discharge,” as defined in the agreement, we would have to pay her six months salary as severance. The agreement also provided for stock option acceleration if Ms. Jordan’s employment was terminated without “cause” or she was subject to “constructive discharge” within six months following a “change of ownership control,” as that term is defined in the agreement. Ms. Jordan resigned as Senior Vice President—Finance and Chief Financial Officer as of July 18, 2002.

Effective June 20, 2002, Tumbleweed entered into an employment agreement with Gregory M. Capitolo. The agreement provides that Mr. Capitolo would serve as the Senior Vice President—Finance and Chief Financial Officer of Tumbleweed for a base salary of $185,000 per year plus an annual performance-based bonus of up to $55,000. The agreement provides that Tumbleweed may terminate Mr. Capitolo’s employment at any time with or without “cause,” as it is defined in the agreement. However, if Mr. Capitolo is terminated without “cause” or is subject to “constructive discharge,” as defined in the agreement, we must pay him six months salary and medical reimbursement costs as severance. The agreement also provides for one year of base salary as severance and stock option acceleration if Mr. Capitolo’s employment is terminated within six months following a “change of ownership control,” as that term is defined in the agreement.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee of Tumbleweed serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. See “—Certain Relationships and Related Transactions” for a description of transactions between Tumbleweed and entities affiliated with members of the compensation committee.

Item 12—Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the ownership of Tumbleweed’s common stock as of February 14, 2003 by:

•	each person or entity who beneficially owns more than 5% percent of our common stock;

•	each Named Executive Officer (as defined below);

•	each director; and

•	all of our executive officers and directors as a group.

Information with respect to beneficial ownership has been furnished by each director, officer, or 5% or more stockholder, as the case may be and Schedules 13D, 13F, and 13G, if any, filed with the Securities and Exchange Commission. Except as otherwise noted below, the address for each person listed on the table is c/o Tumbleweed Communications Corp., 700 Saginaw Drive, Redwood City, California 94063. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. These rules generally attribute beneficial ownership of securities to persons who posses sole or shared voting power or investment power with respect to those securities and include shares of common stock issuable upon the exercise of stock options or warrants that are immediately exercisable or exercisable within 60 days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Percentage ownership calculations are based on 30,484,301 outstanding shares on February 14, 2003, adjusted as required by rules promulgated by the Securities and Exchange Commission.

Beneficial Owner	Number of Shares		Percent of Total
Greater than 5% Stockholders
Palo Alto Investors, LLC(1) 470 University Avenue Palo Alto, CA 94301	4,237,197	(2)	14%
RS Investment Management, LP(3) 388 Market Street, Suite 1700 San Francisco, CA 94111	2,822,600	(4)	9%
Jean-Christophe Bandini	1,952,544	(5)	6%
S Squared Technology Corp. 515 Madison Avenue, Suite 4200 New York, NY 10022	1,922,800	(6)	6%

Directors and Named Executive Officers
Jeffrey C. Smith	1,854,866	(7)	6%
David F. Marquardt	379,492	(8)	1%
Douglas A. Sabella	315,607	(9)	1%
Standish H. O’Grady	187,526	(10)	1%
Deborah D. Rieman	82,813	(11)	*
Kenneth R. Klein	77,813	(12)	*
Christopher H. Greendale	62,500	(13)	*
Gregory M. Capitolo	9,863	(14)	*
Elizabeth D. Jordan(15)	—		*
Named Executive Officers and directors as a group (9 Persons)	2,970,480		10%

*	Less than one percent.
(1)	Palo Alto Investors, Inc. is the sole manager of Palo Alto Investors, LLC. William L. Edwards is the president and controlling stockholder of Palo Alto Investors, Inc. Palo Alto Investors, LLC is the general partner of and investment adviser to Micro Cap Partners, L.P., an investment limited partnership. This information is derived from the Schedule 13D, jointly filed December 11, 2002 by Palo Alto Investors, LLC, Palo Alto Investors, Inc., William Leland Edwards, and Micro Cap Partners, L.P.
(2)	Palo Alto Investors, LLC, Palo Alto Investors, Inc. and William Edwards hold shared dispositive and voting power over all 4,237,197 shares of common stock. For 2,667,400 of these 4,237,197 shares, Palo Alto Investors, LLC, Palo Alto Investors, Inc. and William Edwards hold shared dispositive and voting power with Micro Cap Partners, L.P. This information is derived from the Schedule 13D, jointly filed December 11, 2002 by Palo Alto Investors, LLC, Palo Alto Investors, Inc., William Leland Edwards, and Micro Cap Partners, L.P.
(3)	RS Investment Management Co. LLC is the General Partner of RS Investment Management, L.P. G. Randall Hecht is a control person of RS Investment Management Co. LLC and RS Investment Management, L.P This information is derived from the Schedule 13G, jointly filed January 9, 2003 by RS Investment Management Co. LLC, RS Investment Management, L.P., and G. Randall Hecht.
(4)	RS Investment Management Co. LLC, RS Investment Management, L.P and G. Randall Hecht hold shared dispositive and voting power over all 2,822,600 shares of common stock. This information is derived from the Schedule 13F, jointly filed February 18, 2003 by RS Investment Management Co. LLC, RS Investment Management, L.P., and G. Randall Hecht.
(5)	This number includes 93,964 shares subject to options exercisable within 60 days of February 14, 2003.
(6)	S Squared Technology Corp. holds sole dispositive and voting power over all 1,922,800 shares of common stock.

(7)	This number includes 260,000 shares held by the Jeffrey C. Smith Annuity Trust. Mr. Smith is the sole trustee of the trust. This number also includes 242,719 shares subject to options exercisable within 60 days of February 14, 2003.
(8)	This number includes 88,500 shares subject to options exercisable within 60 days of February 14, 2003.
(9)	This number includes 286,719 shares subject to options exercisable within 60 days of February 14, 2003.
(10)	This number includes 93,500 shares subject to options exercisable within 60 days of February 14, 2003. Voting and dispositive power over 6,883 shares held by H&Q Adobe Venture Management II, LLC is held by all its members. Mr. O’Grady is a member of H&Q Adobe Venture Management II, LLC and may be deemed to share voting and investment power with respect to these shares. However, Mr. O’Grady disclaims beneficial ownership of all of these shares, except to the extent of his pecuniary interest arising from his interest in these entities.
(11)	This number includes 82,813 shares subject to options exercisable within 60 days of February 14, 2003.
(12)	This number includes 77,813 shares subject to options exercisable within 60 days of February 14, 2003.
(13)	This number includes 62,500 shares subject to options exercisable within 60 days of February 14, 2003.
(14)	This number includes 9,863 shares subject to options exercisable within 60 days of February 14, 2003.
(15)	Ms. Jordan resigned as Senior Vice President—Finance and Chief Financial Officer as of July 18, 2002.

Item 13—Certain Relationships and Related Transactions.

Since January 1, 2000, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which Tumbleweed was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest other than:

•	compensation arrangements, which are described above; and

•	the transactions described below.

At December 31, 2002, we had a loan outstanding with a combined principal and accrued interest balance of approximately $154,000 to Mr. Sabella, our President and Chief Operating Officer, as well as a member of our Board of Directors. Mr. Sabella’s loan was entered into on September 19, 2001, and is evidenced by a full recourse promissory note with the full principal amount and all accrued interest due in five years. Mr. Sabella used the loan for purposes other than to purchase Tumbleweed stock. The promissory note is secured by shares of our common stock and stock options to purchase shares of our common stock that we issue to Mr. Sabella, as well as the proceeds associated with such securities. Interest on Mr. Sabella’s loan is at a rate of 7% per annum. Principal and interest obligations under this loan will be forgiven ratably over a period of five years beginning on the effective date of the loan unless Mr. Sabella’s employment with us as an executive officer is terminated for any reason, in which case such ratable loan forgiveness shall terminate.

At December 31, 2002, we had a loan outstanding with a combined principal and accrued interest balance of approximately $113,000 to Mr. Cassidy, our Vice President, General Counsel, and Corporate Secretary. Mr. Cassidy’s loan was entered into on April 2, 2001, and is evidenced by a promissory note with the full principal amount and all accrued interest due in four years. Mr. Cassidy used the loan for purposes other than to purchase Tumbleweed stock. Interest on Mr. Cassidy’s loan is at a rate of 7% per annum.

At December 31, 2002, we had a loan outstanding with a combined principal and accrued interest balance of approximately $39,000 to Mr. Smith (our Chairman and Chief Executive Officer). Mr. Smith’s loan was entered into on June 7, 2001, and is evidenced by a full recourse promissory note with the full principal amount and all accrued interest due in five years. Mr. Smith used the loan for purposes other than to purchase Tumbleweed stock. The promissory note is secured by shares of our common stock and stock options to purchase shares of our common stock that we issue to Mr. Smith, as well as the proceeds associated with such securities. Interest on Mr. Smith’s loan is at a rate of 7% per annum. Principal and interest obligations under this loan will be forgiven ratably over a period of five years beginning on the effective date of the loan unless Mr. Smith’s employment with us as an executive officer is terminated for any reason, in which case such ratable loan forgiveness shall terminate.

Gregory C. Smith, a brother of Jeffrey C. Smith, is a partner of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, which began providing legal services to Tumbleweed in July 1998. Total fees paid to Skadden, Arps were approximately $679,000, $496,000, and $2.4 million in 2002, 2001, and 2000, respectively, for matters relating to Tumbleweed’s intellectual property, Tumbleweed’s lawsuit against The docSpace Company, Inc., Tumbleweed’s follow-on public offering, Tumbleweed’s acquisitions of Worldtalk and Interface, and ongoing general and other litigation matters.

David F. Marquardt, a member of the Tumbleweed board or directors, is a founding general partner of August Capital L.P. August Capital L.P. and related parties owned approximately 8% of the outstanding common stock of Valicert as of December 31, 2002. Mr. John Johnston, a member of the Valicert board of directors, is also a general partner of August Capital L.P. On February 18, 2003, Tumbleweed entered into a merger agreement with Valicert.

Tumbleweed has entered into employment agreements with some of our executive officers. These agreements are described under the heading “Employment Contracts, Termination of Employment and Change of Control Arrangements.”

Tumbleweed has entered into indemnity agreements with each of our officers and directors.

Item 14—Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing of this Form 10-K (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to timely alert management to material information relating to Tumbleweed during the period when our periodic reports are being prepared

(b)	Changes in internal controls.

Since the Evaluation Date, there have not been any significant changes to our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15—Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	Documents filed as a part of this Form 10-K:

(1)	Financial Statements:

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Financial statement schedules are omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed by the registrant during the fiscal quarter ended December 31, 2002.

(c)	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Exhibit Description

2.3(1)	Agreement and Plan of Reorganization and Merger by and among Tumbleweed Communications Corp., Velocity Acquisition Sub, Inc. and Valicert, Inc., dated February 18, 2003.

3.1(2)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of Registrant

4.1(2)	Specimen common stock certificate

4.3(2)	Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank

10.1(3)	1993 Stock Option Plan

10.2(4)	1999 Omnibus Stock Incentive Plan, as amended

10.3(3)	1999 Employee Stock Purchase Plan

10.4(6)	2000 NSO Incentive Stock Plan, as amended

10.5(2)	Software License, Development and Services Agreement, dated December 17, 1997, between the Registrant and United Parcel Service General Services, Co.

10.6(2)	Posta License and Distribution Agreement, dated as of March 31, 1999, between Tumbleweed Software, K.K. and K.K. Hikari Tsushin

10.7(2)	OEM Object Code License Agreement, dated as of March 30, 1998, between the Registrant and RSA Data Security, Inc.

10.8(3)	Form of Indemnity Agreement

10.9(5)	Employment Agreement, dated February 21, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

10.11(7)	Secured Promissory Note, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

Exhibit Number	Exhibit Description

10.12(7)	Security and Pledge Agreement, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

10.13	Employment Agreement, dated June 20, 2002, between Gregory M. Capitolo and Tumbleweed Communications Corp.

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed in Tumbleweed’s Joint Proxy Statement/Prospectus on Form S-4, filed March 17, 2003, and incorporated herein by reference.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 79687), as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188).
(5)	Previously filed in Tumbleweed’s Annual Report on Form 10-K, filed March 30, 2001, and incorporated herein by reference.
(6)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed in Tumbleweed’s Annual Report on Form 10-K, filed March 29, 2002, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of’ Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March, 2003.

TUMBLEWEED COMMUNICATIONS CORP.

By:	/s/ JEFFREY C. SMITH
Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jeffrey C. Smith, Bernard J. Cassidy and Gregory M. Capitolo, and each of them individually (with full power to each of them to act alone), as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities and Exchange Act of 1934, and any rules, regulations and requirements of the SEC in connection with Form 10-K, including to sign this Annual Report on Form 10-K and any and all amendments thereto, and to file such Annual Report on Form 10-K and any and all such amendments or supplements, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or advisable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JEFFREY C. SMITH Jeffrey C. Smith	Chairman of the Board and Chief Executive Officer	March 19, 2003

/s/ GREGORY M. CAPITOLO Gregory M. Capitolo	Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2003

/s/ CHRISTOPHER GREENDALE Christopher Greendale	Director	March 19, 2003

/s/ KENNETH R. KLEIN Kenneth R. Klein	Director	March 14, 2003

/s/ DAVID F. MARQUARDT David F. Marquardt	Director	March 19, 2003

Signature	Title	Date

/s/ STANDISH H. O’GRADY Standish H. O’Grady	Director	March 19, 2003

/s/ DEBORAH D. RIEMAN Deborah D. Rieman	Director	March 19, 2003

/s/ DOUGLAS A. SABELLA Douglas A. Sabella	Director, President and Chief Operating Officer	March 19, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jeffrey C. Smith, Chief Executive Officer of Tumbleweed Communications Corp. (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003 /s/ JEFFREY C. SMITH Jeffrey C. Smith Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Gregory M. Capitolo, Senior Vice President—Finance and Chief Financial Officer of Tumbleweed Communications Corp. (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003 /s/ GREGORY M. CAPITOLO Gregory M. Capitolo Senior Vice President—Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.3(1)	Agreement and Plan of Reorganization and Merger by and among Tumbleweed Communications Corp., Velocity Acquisition Sub, Inc. and Valicert, Inc., dated February 18, 2003.

3.1(2)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of Registrant

4.1(2)	Specimen common stock certificate

4.3(2)	Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank

10.1(3)	1993 Stock Option Plan

10.2(4)	1999 Omnibus Stock Incentive Plan, as amended

10.3(3)	1999 Employee Stock Purchase Plan

10.4(6)	2000 NSO Incentive Stock Plan, as amended

10.5(2)	Software License, Development and Services Agreement, dated December 17, 1997, between the Registrant and United Parcel Service General Services, Co.

10.6(2)	Posta License and Distribution Agreement, dated as of March 31, 1999, between Tumbleweed Software, K.K. and K.K. Hikari Tsushin

10.7(2)	OEM Object Code License Agreement, dated as of March 30, 1998, between the Registrant and RSA Data Security, Inc.

10.8(3)	Form of Indemnity Agreement

10.9(5)	Employment Agreement, dated February 21, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

10.11(7)	Secured Promissory Note, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

10.12(7)	Security and Pledge Agreement, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

10.13	Employment Agreement, dated June 20, 2002, between Gregory M. Capitolo and Tumbleweed Communications Corp.

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed in Tumbleweed’s Joint Proxy Statement/Prospectus on Form S-4, filed March 17, 2003, and incorporated herein by reference.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 79687), as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188).
(5)	Previously filed in Tumbleweed’s Annual Report on Form 10-K, filed March 30, 2001, and incorporated herein by reference.
(6)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed in Tumbleweed’s Annual Report on Form 10-K, filed March 29, 2002, and incorporated herein by reference.