Form 10-K/A
period 2002-12-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2003-06-04
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

Industry Background

The use of corporate e-mail systems, customer service applications and web services has grown as enterprises increasingly rely on these applications to communicate with their customers, business partners and suppliers. Enterprises seek communications applications that integrate business processes and associated data with e-mail and web applications and transform how they communicate and conduct business with their customers and partners. The volume of corporate e-mail communications has grown significantly over the past several years in both the business and consumer markets.

To fully leverage the power of communicating using the Internet and email, businesses must first address the issues of security, centralized management, automation, legacy integration and end-user behavior, as well as potential adoption issues. The policies and management protocols traditionally applied to paper or voice-based processes within a company in many cases are now being applied, appropriately, to e-mail communications. The adoption of these policies and protocols is critical to establish compliance with regulatory requirements and to provide enterprises the same audit trail and confidentiality protections that paper processes supply. End-users are also interested in easily accessible online services and communications from the companies with which they do business.

With comprehensive communication security solutions, businesses can deploy policies enterprise-wide, provide critical management of communications, and leverage the investment they have made in their existing systems in order to maximize business conducted on the Internet.

Tumbleweed’s Secure Messaging Applications and Services

Tumbleweed offers a comprehensive family of secure messaging applications that enable enterprises to leverage the cost-efficiencies and productivity of Internet communications. In addition, all Tumbleweed solutions are designed to integrate with existing business and e-mail systems, requiring no significant change in existing firewall or system infrastructures. Our applications can be purchased independently or together to create a powerful and complete communications solution for businesses. All of our solutions offer multi-level security using industry standards, universal access, and proven scalability for high volume message traffic.

Tumbleweed Solutions to Protect Enterprises

Tumbleweed’s protection solutions enable companies to centrally control, manage and monitor their Internet communications stream. This allows our customers to improve their capability to comply with their internal corporate policies as well as government regulations. In addition, our solutions protect against virus and spam and archive critical communications.

Our protection solutions include Tumbleweed Secure Mail and Tumbleweed Secure Archive:

•	Tumbleweed Secure Mail—Tumbleweed Secure Mail allows enterprises to apply policy to inbound and outbound groupware communications. It includes the Secure Policy Gateway for centralized policy enforcement, anti-virus scanning capabilities and a suite of process managers and optional applications that can be quickly configured to define and enforce the policies appropriate to a particular business. The Secure Mail Content Manager scans messages and attachments for specific words or strings of words. When a policy violation is detected, Tumbleweed Secure Mail can take a number of actions, such as block, quarantine, archive, or defer delivery. With Secure Mail Access Manager, companies can set policies that restrict access of groupware-originated communications from certain senders or those sent to certain recipients. For example, policies can block inbound messages from known problem or spam domains, or prevent confidential information from being sent to an unwanted domain. The Secure Mail Virus Manager uses integrated server-based anti-virus software from Network Associates to detect and optionally clean or strip infected attachments in both incoming and outgoing messages.

•	Tumbleweed Secure Archive—Tumbleweed Secure Archive allows organizations to archive all or selected simple mail transfer protocol messages to an external device, such as an optical jukebox. Messages can be tagged with information such as violation type and retention period prior to archiving. Tumbleweed Secure Archive provides Web-based reviewer tools for performing queries and running reports.

Every day, high volumes of e-mail messages flow in and out of businesses carrying critical business communications (such as business plans, technology and engineering specifications, and contracts), personal communications and harmful content such as viruses and spam. By neglecting to manage this communications stream, businesses risk:

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

Tumbleweed protection solutions enable businesses to use groupware applications as a tool for fast, cost-effective communications. By integrating Tumbleweed’s protection solutions with existing groupware networks, a business can significantly enhance control of its online communications and set policies to apply content control, spam protection, filtering, encryption, access control, attachment management, virus scanning and digital signatures to groupware traffic. Tumbleweed protection solutions also enforce communication controls automatically, without relying on the initiative or costly re-training of individual users. Our server-based protection solutions offer several additional advantages over desktop solutions, including:

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

Tumbleweed’s extension solutions include Tumbleweed Secure Public Network, Tumbleweed Secure Redirect, Tumbleweed Secure Messenger, and Tumbleweed Secure Statements.

•	Tumbleweed Secure Public Network—Tumbleweed Secure Public Network allows businesses to leverage the existing, public infrastructure of the Internet to communicate safely with their partners electronically in a cost-effective manner. A great deal of business critical communications—such as business plans, contracts, product drawings, artwork, legal documents and engineering specifications—take place among branch offices, between branch offices and headquarters or among businesses and their long-standing partners and customers. Until now, businesses have not had a cost-effective solution for securing and automating these communications. Courier services, such as FedEx, are relatively secure, but much slower and more expensive than electronic communications. Virtual private networks typically involve the installation and maintenance of custom hardware and software. Also, virtual private network access can be difficult to administer for both remote offices and outside partners that need to access only certain information but not the business’ entire network environment.

Using groupware applications and e-mail is fast and convenient, but typically not secure and can be difficult to manage and track. Using e-mail as a main communications vehicle can also open a company to risks involved with exposing important confidential information to competitors and hackers. Businesses need a way to secure these communications—quickly, easily, and automatically. The solution should:

•	complement rather than replace existing groupware applications and information technology systems at each site;

•	be based on open standards, so that it works with whatever software and hardware a particular partner is using; and

•	apply security automatically at the server level, without requiring end users to learn new procedures or replace the client software they are already familiar with.

By deploying our Tumbleweed Secure Public Network solution, a business can create secure networks among its offices, partners, suppliers, and customers. Meanwhile, end users within and outside the company can continue using their own client software. Tumbleweed Secure Public Network is a server-based solution that can automatically encrypt outgoing messages and sign them with an organization’s digital certificate. The solution also monitors, authenticates, and decrypts incoming messages, and delivers them unencrypted to the recipient’s desktop within the corporate network environment. Security applied is automatic and transparent to employees within the organizations.

•	Tumbleweed Secure Redirect—Tumbleweed Secure Redirect allows enterprises to communicate securely with individuals at locations outside the secure public network of partners and/or remote offices. Tumbleweed Secure Redirect can scan the content of outgoing messages originating from groupware applications or web-based email applications and then encrypt those communications for delivery depending upon a company’s policies. Recipients of messages only need an e-mail program and a web browser to receive encrypted messages. Recipients can be authenticated by a variety of methods, using known information about the recipient or by tying into an internal authentication database or engine existing within the company (lightweight directory access protocol, directory, single sign-on directory, etc.). Tumbleweed Secure Redirect also allows enterprises to apply security to emails originating from an internal customer relationship management system.

The advantages of Tumbleweed Secure Redirect include:

•	universal coverage and ubiquitous reach (all groupware communications can be automatically managed and secured, any e-mail client and/or web browser can accept the encrypted messages);

•	expedited training (end users need not learn new procedures or new software tools); and

•	cost-effective (no expenses for end user training or distributing, installing, or maintaining new desktop software).

•	Tumbleweed Secure Messenger—Tumbleweed Secure Messenger supports secure ad hoc online customer service or everyday communications using the Tumbleweed Staging Server and private URL technology. Secure Messenger is an application designed to enable secure, trackable online communication, including secure, browser-based, person-to-person communications. Combining Secure Messenger and Secure Redirect, enterprises can tie into existing customer relationship management applications and e-mail response systems to ensure that the confidentiality and security of messages delivered to customers is maintained. Using Tumbleweed Secure Messenger, Internet users can securely compose, send, receive, store and search messages and files. Secure Messenger comes with the Tumbleweed Secure Inbox, an online e-mail inbox that contains all archived messages so customers can download and view messages at any time of the day and track responses of online customer service inquiries. The Tumbleweed Secure Inbox is used to increase levels of customer service, as well as increase internal productivity by allowing customers to self-service using an online vehicle. Tumbleweed Secure Messenger can interoperate with a business’s existing web portal applications creating a customized, branded experience for a business’ customers and /or partners.

•

Tumbleweed Secure Statements—Tumbleweed Secure Statements offers businesses a foundation for the automated preparation, secure Internet delivery of, tracking of and managed response to documents. Businesses send out very large quantities of paper documents each year. Secure Statements easily integrates with existing systems, and can automatically extract legacy data and convert print stream data (such as Hypertext Markup Language and Extensible Markup Language) into Internet-ready files, and deliver such files to the customer or partner. In addition, our solutions can automatically forward important communications to electronic archives. To receive a statement sent via Tumbleweed Secure Statements, an end user only needs an email client and a web browser. New desktop software, Java applets or desktop plug-ins are not required. Electronic statements delivered by our solutions cost significantly less than paper statements because we eliminate printing and postage costs. Using Tumbleweed Secure Messenger, Secure Redirect, and Secure Statements together, businesses can increase customer retention and service by aggregating all customer communications into one secure location for a customer, organized in folders and by delivery dates and times.

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

Tumbleweed is focusing its efforts on large customers in the financial services and healthcare industries and federal government agencies. These sectors are especially sensitive to maintaining the confidentiality of information, including financial account or transaction data, patient health information, or issues of national security. In addition, these customers are subject to governmental and industry regulations, such as the Health Insurance Portability and Accountability Act and the Gramm-Leach-Bliley Act concerning online communication.

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

The Goldman Sachs Group, Inc.

The Nasdaq Stock Market, Inc.

Time Inc.

Tufts Associated Health Maintenance Organization, Inc.

UBS Warburg

UMB Financial Corporation

United Parcel Service of America, Inc.

U.S. Bancorp

Verisign, Inc.

Verizon Communications, Inc.

Vinson & Elkins L.L.P.

Wachovia Corporation

White & Case, LLP

For 2002, 2001 and 2000, five customers comprised approximately 23%, 17% and 20%, respectively, of Tumbleweed’s revenue. The loss of one or more of Tumbleweed’s major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm Tumbleweed’s business and prospects. For the years ended December 31, 2002, 2001 and 2000, respectively, no single customer comprised 10% or more of Tumbleweed’s revenue.

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

Employees

As of December 31, 2002, Tumbleweed employed 133 people worldwide, including 47 in engineering, 34 in sales, 25 in professional services, seven in marketing, and 22 combined in corporate management, finance, human resources, information technology, legal, and other administration. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider our relations with our employees to be good.

Our Executive Officers

Listed below are Tumbleweed’s executive officers as of March 12, 2003, except as set forth in footnote (2) below. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of Tumbleweed’s board of directors, which follows the annual meeting of stockholders, executive officers are appointed by the board to hold office until their earlier resignation or removal.

Name	Title	Age
Jeffrey C. Smith	Chairman and Chief Executive Officer	36
Douglas A. Sabella(1)	President and Chief Operating Officer	44
John Vigouroux(2)	President and Chief Operating Officer	43
Gregory M. Capitolo	Senior Vice President—Finance and Chief Financial Officer	39

(1)	Douglas A. Sabella resigned as President and Chief Operating Officer as of April 21, 2003.
(2)	John Vigouroux will join Tumbleweed’s management as President and Chief Operating Officer of Tumbleweed if the merger of Valicert and Tumbleweed is approved by shareholders.

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

Douglas A. Sabella, President and Chief Operating Officer, is responsible for worldwide operations, including research and development, sales, professional services, and marketing. Prior to joining Tumbleweed in March 2001, Mr. Sabella was the president and chief executive officer of Bidcom, Inc. Prior to joining Bidcom, Mr. Sabella held various senior management positions at Lucent Technology from February 1985 to February 2000. Mr. Sabella holds a B.B.A. in Business Administration from Hofstra University. Mr. Sabella resigned as President, Chief Operating Officer and member of the Board of Directors as of April 21, 2003.

John Vigouroux will join Tumbleweed’s Management as President and Chief Operating Officer of Tumbleweed if the merger of Valicert and Tumbleweed is approved by shareholders. Mr. Vigouroux has served as Valicert’s president and chief executive officer since October of 2002. He also served as Valicert’s president of field operations from July 2002 to October 2002. In November 2001, Mr. Vigouroux co-founded TaraSoft, which specializes in solutions that shorten the software development cycle, and served as their chief executive officer until July 2002. From July 2000 to October 2001, Mr. Vigouroux served as President of AuctionWatch, a company providing sales management software and services for on-line business auctions. From October 1998 to July 2000, Mr. Vigouroux served as the Senior Vice President of sales, marketing and international operations and the Vice President of corporate development at Beyond.com, which provided products and services for corporations and government agencies to conduct electronic commerce. From May 1997 to October 1998, Mr. Vigouroux served as Vice President of business development at NetObjects, a software company providing tools for website developers and designers. In addition, Mr. Vigouroux has previously held senior level positions with Cisco Systems and Adobe Systems. Mr. Vigouroux holds a B.A. degree in organizational behavior and development from Averett University.

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

In addition, you may request a copy of these filings, excluding exhibits, at no cost by writing or telephoning us at the following address or telephone number:

Tumbleweed Communications Corp.

700 Saginaw Drive

Redwood City, CA 94063

Attention: Investor Relations

Telephone: (650) 216-2134

Item 2—Properties.

Tumbleweed leases approximately 40,000 square feet for our corporate headquarters located in Redwood City, California under a lease with a term of five years commencing June 8, 1999. This lease expires in 2004 and we are currently planning on either leasing a new headquarters office or renewing our existing lease at that time. We also maintain domestic sales offices in Chicago, Illinois with a lease term expiring in 2004; approximately 8,000 square feet in New York, New York with a lease term expiring in 2005; Reston, Virginia with a lease term expiring in 2004; and San Ramon, California with a lease term expiring in 2003. Tumbleweed is currently attempting to sublease half of the space in New York. Other offices we maintain include 5,548 square feet in Ann Arbor, Michigan, Hong Kong, the Netherlands, Switzerland, and approximately 13,000 square feet in the United Kingdom. The Ann Arbor, Michigan lease has a term expiring in 2003 and this office was subleased to a third party beginning in March 2003 for the remainder of the lease term. The Hong Kong lease was terminated in April 2003. The Netherlands lease was terminated in March 2003. The Switzerland lease has a term expiring in 2003. The United Kingdom lease has a term expiring in 2020, and this office is subleased to a third party through July 2003. Tumbleweed is currently attempting to renew this sublease or find a new sublessee. Other than the facility space that Tumbleweed has subleased or is attempting to sublease as described above, Tumbleweed is currently utilizing all of its leased facility space

Item 3—Legal Proceedings.

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

In September 2002, Tumbleweed sued Yahoo!, Inc., alleging infringement of our U.S. Patent No. 5,790,790 and our U.S. Patent No. 6,192,407. In January 2003, pursuant to a stipulation between the parties, we filed a First Amended Complaint to add a cause of action for infringement of an additional patent, U.S. Patent No. 6,487,599, which the U.S. Patent and Trademark Office granted to us after we had filed the original complaint, and to specifically allege that Yahoo had infringed and continues to infringe the asserted patents with its online financial service known as PayDirect. Yahoo filed an answer and counterclaims to the First Amended Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. In March 2003 we filed a Second Amended Complaint naming HSBC Bank USA as a co-defendant, on the grounds that HSBC Bank USA and Yahoo are commercial partners in the accused online financial service, which they have jointly marketed as “Yahoo!PayDirect with HSBC.”

In April 2003 HSBC Bank USA filed an answer to our Second Amended Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. The litigation is currently in the claim construction phase.

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

In February 2003, Tumbleweed sued Ameritrade, Inc. alleging infringement of our U.S. Patent No. 6,192,407. In March 2003, we filed a First Amended Complaint to add a cause of action for infringement of an additional patent, U.S. Patent No. 6,529,956, which the U.S. Patent and Trademark Office granted to us after we had filed the original complaint. In March 2003 Ameritrade, Inc. filed an answer to our First Amended Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. This litigation is in its preliminary phases.

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

Tumbleweed’s suite of secure messaging products provide solutions to important productivity, customer service and online security needs. By deploying some or all of our solutions, our customers can:

•	reduce network congestion as well as enhance employee productivity by keeping spam and e-mail viruses out of the enterprise network;

•	reduce the organization’s exposure to liability by ensuring that internal and customer communications comply with company, human resources, or government regulations, including the Gramm-Leach-Bliley Act and the Health Insurance Portability and Accountability Act;

•	defend their top line against competitors by expanding their existing e-channel to include secure e-mail customer service applications;

•	improve their bottom line by moving expensive paper- and phone-based processes online; and

•	improve communications with partners, while at the same time protecting valuable intellectual property through secure collaborative partner networks.

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

On September 1, 2000, Tumbleweed completed the acquisition of Interface Systems, Inc., or Interface. Interface’s Legacy to Internet, or L2i, products and services simplify the process of transforming and using data found in legacy computer systems into electronic content that is easy to distribute and use online. The combination of L2i with Tumbleweed’s Integrated Message Exchange (also known as Tumbleweed IME, a software solution for creating secure communications channels between a business and its customers) allows our business customers to transform data from their legacy computer systems into a digital format that can easily be transmitted to their customers over the Internet. This comprehensive, end-to-end solution for secure electronic statement presentment is known as Tumbleweed Secure Statements. We divested the Interface businesses other than L2i. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price of $77.1 million was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since September 1, 2000, Interface’s results of operations have been included in our consolidated statements of operations. The fair value of the intangible assets was determined based upon a valuation using a combination of methods, including a cost approach for the assembled workforce, and an income approach for the core technology. The purchase price of $77.1 million consisted of an exchange of 1,249,210 shares of our common stock with a fair value of $64.2 million, assumed stock options with a fair value of $7.9 million, cash paid of $2.0 million, and other acquisition related expenses of $2.9 million consisting primarily of payments for investment banker’s fees, legal fees, accounting fees, and printer fees.

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

Service revenue decreased to $9.8 million in 2002 from $10.7 million in 2001. The decrease in service revenue was due to a decrease in consulting services revenue to $2.5 million in 2002 from $6.3 million in 2001. During 2002, Tumbleweed transitioned its consulting services from a business in which Tumbleweed provided secure messaging consulting services to enterprises that used Tumbleweed and non-Tumbleweed products to a business in which Tumbleweed provided consulting services, focused on installation, implementation and data migration, to customers who purchased Tumbleweed products. Thus, Tumbleweed reduced the number of consulting projects for which we bid. Tumbleweed decided to make this transition to allow Tumbleweed to improve consumer satisfaction through shortened deployment cycles and to reduce consulting costs. As a result, Tumbleweed reduced the number of revenue-generating projects and revenue generating consultants throughout 2002 when compared to 2001. Tumbleweed expects consulting revenue to continue to decline in 2003 as Tumbleweed continues this transition. The decrease in consulting revenue was partially offset by an increase in maintenance and support revenue to $7.2 million in 2002 from $4.3 million in 2001. The increase is primarily due to the increase in the number of customers under maintenance and support contracts.

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

Cost of product revenue decreased to $893,000 in 2002 from $1.1 million in 2001 due to the decrease in product revenues that require Tumbleweed to pay third party royalty fees. Cost of services revenue decreased to $6.2 million in 2002 from $11.2 million in 2001. Cost of services revenue decreased, as a percentage of revenue, due to a shift in Tumbleweed’s services revenue mix to higher-margin support and maintenance revenue from lower-margin consulting revenue. Cost of services revenue decreased, in absolute dollars, primarily due to a decrease in employees and related employee costs, including the elimination of bonuses and salary reductions; a reduction in allocated overhead charges; a decrease in depreciation expense and a decrease in stock-based compensation expense. The decrease in employees was driven by Tumbleweed’s increased focus regarding the direct implementation and development of its core products, and the transition from direct sales operations to indirect sales operations in Europe and Japan which reduced Tumbleweed’s professional services headcount in those regions to zero. Overall, employee-related costs decreased by $2.7 million. Allocated overhead charges decreased by $575,000 due to a reduction in Tumbleweed’s allocable cost base caused by our reduction in information technology spending and Tumbleweed’s reduction in facility costs. Depreciation expense decreased by $453,000 due to some of Tumbleweed’s assets becoming fully depreciated in 2002, and lower capital expenditures in 2002 as compared to 2001 and 2000. Stock-based compensation expense decreased by $307,000 due to credits resulting from the termination of certain employees whose options had not yet vested, in excess of continued amortization.

Research and Development Expenses.    Research and development expenses are comprised of engineering and other related personnel costs, the development of our applications, quality assurance, and testing. Research and development expenses decreased to $10.1 million in 2002 from $15.9 million in 2001. The decrease in research and development expenses was primarily due to a decrease of 13 employees and related employee costs, including the elimination of bonuses and salary reductions; a reduction in allocated overhead charges of $1.9 million; a decrease in stock-based compensation expense of $636,000 and a decrease in depreciation expense of $399,000. The decrease of employees is due to Tumbleweed’s decision to reduce the number of its product offerings and outsource development for non-core product offerings. As a result, employee-related costs decreased by $2.5 million. We believe that our investment in research and development is required to remain competitive and therefore expect to maintain resource levels consistent with the last quarter of 2002. In addition, we are focused on controlling costs throughout our company. As part of this effort, we are outsourcing development for those non-core products for which we can reduce costs and meet delivery requirements. We have also reduced the information technology and facilities costs required to support the same levels of resources.

Sales and Marketing Expenses.    Sales and marketing expenses are comprised of salaries, commissions, travel expenses, other related personnel costs, and costs associated with marketing programs. Sales and marketing expenses decreased to $18.0 million in 2002 from $36.4 million in 2001. The decrease in sales and marketing expenses was primarily due to decreased employees and related employee costs, including the elimination of bonuses and salary reductions; a stock-based compensation credit of ($405,000) in 2002 as opposed to stock-based compensation expense of $1.8 million in 2001; lower marketing program expenses and a reduction in allocated overhead charges of $1.9 million. The decrease in employees was due to a shift in Tumbleweed’s sales focus towards large accounts in target industries which allowed Tumbleweed to reduce the number of direct sales representatives and sales support employees in North America by 19, and the transition from direct sales operations to indirect sales operations in Europe and Asia, which reduced the number of employees by 50. This decline in employees decreased employee-related costs by $7.4 million. Marketing programs expenses decreased by $3.4 million due to more focused marketing efforts. The remainder of the decrease in sales and marketing expenses was due to reductions in employee travel, employee recruiting fees, sales office expenses, telecommunications expenses and depreciation expense. We intend to continue to focus and expand our sales and marketing efforts in North America to increase customer awareness of our products and to better support our existing customers. We expect sales and marketing expense to decrease in absolute dollars in 2003 due to our transition to indirect sales operations in Europe and Japan.

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems, and human resources departments as well as public reporting costs, and professional fees. General and administrative expenses decreased to $4.7 million in 2002 from $9.3 million in 2001. The decrease in general and administrative expenses was primarily due to a decrease in employees and related employee costs, including the elimination of bonuses and salary reductions; lower bad debt expense and a decrease in stock-based compensation expense of $605,000. The reduction in employees was due to the reduction in the overall size of our business and resulted in a decrease in employee-related costs of $2.0 million. Bad debt expense decreased by $1.4 million due to a decrease in the size of our accounts receivable balance, increased collections efforts and more centralized operations in the United States, and improved geographic and industry mix of our customers. The remainder of the decrease in general and administrative expenses was due to a reduction in expenses with application service providers due to bringing administration for our enterprise software systems in-house. We expect general and administrative expenses to increase in 2003 due to increased expense related to intellectual property licensing, enforcement and development and increased public company expenses.

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

Product and IP revenue decreased to $18.4 million in 2001 from $29.2 million in 2000 due to weaker global macroeconomic conditions in 2001, a change in focus to enterprise sales, and the closure of offices in Australia, France, and Sweden associated with our 2001 restructuring. Services revenue increased to $10.7 million in 2001 from $8.2 million in 2000 due to an approximately $2.0 million increase in contract consulting work by our professional services organization and the remainder of the increase due to increases in maintenance fees from our installed customer base.

Cost of Revenue.    Cost of revenue is comprised of product license costs and service costs. Product license cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products. Service costs are comprised primarily of personnel and overhead costs related to customer support and consulting and contract development projects with third parties. Total cost of revenue decreased to $12.3 million, or 42% of revenue, in 2001 from $13.1 million, or 35% of revenue, in 2000. The increase in total cost of revenue as a percentage of revenue was due to an increase in lower-margin consulting revenue. The decrease in total cost of revenue in absolute dollars was due to a $722,000 decrease in service costs and a $120,000 reduction in product costs that were tied to our revenues, as our revenues decreased.

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

General and Administrative Expenses.    General and administrative expenses consist primarily of personnel and support costs for our finance, legal, information systems, and human resources departments as well as public reporting costs, and professional fees. General and administrative expenses decreased to $9.3 million in 2001 from $12.0 million in 2000. The decrease in general and administrative expenses was primarily due to a reduction in legal costs of $1.2 million as the prior year included expenses resulting from our patent infringement lawsuit against the docSpace Company, Inc., and a $402,000 decrease in investor relations expenses. The remainder of the decrease in general and administrative expenses was due to decreased personnel costs as a result of the 2001 restructuring and lower employee recruiting fees.

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

Net cash used in operating activities decreased to $11.3 million in 2002 from $32.3 million in 2001. Net cash used in operating activities was primarily the result of Tumbleweed’s net operating loss and adjustments to reconcile net loss to net cash used in operating activities, including a $5.7 million goodwill impairment charge, depreciation expenses of $3.2 million, and a SFAS 142 transitional goodwill impairment loss of $974,000 recognized as the cumulative effect of a change in accounting principle. Additionally, Tumbleweed’s net cash used in operating activities increased due to a $4.0 million decrease in our accounts payable and accrued liabilities balances, related to Tumbleweed’s reduction in employees and transition from direct sales operations to indirect sales operations in Europe and Japan. This increase was partially offset by a decrease in our other current assets and other assets balances of $3.2 million due to lease settlement payments of $2.3 million paid using lease deposits and the recording of $543,000 in non-cash expenses to recognize an other-than-temporary impairment in the value of our investments in two non-publicly traded companies. The $2.3 million lease settlement reduced existing accruals established as part of an overall restructuring of the business during the first half of 2001. Tumbleweed reduced the initial lease restructuring accrual to the actual settlement amount during the fourth quarter of 2001 and paid the remaining amount in the first quarter of 2002. The reduction in the accrual in the fourth quarter of 2001 was recognized as a reduction in operating expenses and was presented in the same line item as the original restructuring expense. The decrease in net cash used in operating activities in 2002 relative to the year-earlier period was primarily due to the reduction in Tumbleweed’s net operating loss.

Net cash provided by investing activities for 2002 was $201,000. Net cash used in investing activities was $166,000 in 2001. Net cash provided by investing activities in 2002 consists of proceeds of $555,000 from the sale of short-term investments acquired in 2002, offset by purchases of property and equipment. Net cash used in investing activities in 2001 was comprised of purchases of property and equipment, offset by the sale of Tumbleweed’s building in Ann Arbor, Michigan. After the sale of this building, Tumbleweed moved its operations to a smaller space we leased in Ann Arbor.

Net cash used in financing activities for 2002 was $666,000. Net cash provided by financing activities was $444,000 in 2001. Net cash used in financing activities in 2002 was comprised of 717,500 shares of Tumbleweed’s common stock that Tumbleweed repurchased for $796,000 and repayments of borrowings, offset by proceeds from the issuance of equity securities under Tumbleweed’s stock option and employee stock purchase plans. Net cash provided by financing activities in 2001 was primarily the result of proceeds from the issuance of equity securities under Tumbleweed’s stock option and employee stock purchase plans, reduced by payments of borrowings.

As of December 31, 2002, Tumbleweed’s principal commitments consisted of obligations related to outstanding operating and capital leases, unconditional purchase obligations and termination fees related to leases, employees and an application service provider contract. Tumbleweed’s equipment leases require payment of rental fees to third party leasing providers. Tumbleweed has no obligations to purchase the equipment at the end of the lease term. Tumbleweed does not anticipate a substantial increase in capital expenditures in the immediate future. Tumbleweed also does not anticipate an increase in operating lease obligations.

In June 1999, Tumbleweed entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease is for a term of approximately five years, with current monthly rent payments of approximately $124,000. This lease expires in November 2004. Tumbleweed is currently planning to lease a new headquarters office or renew its existing lease prior to the expiration. In September 2000, Tumbleweed leased an additional 42,000 square feet in an adjacent building with a term of five years and subleased this space. We terminated this second lease as of December 31, 2001 and made a lease settlement payment of $2.3 million, using lease deposits, in the first quarter of 2002 as a part of the lease termination agreement.

As a result of the Interface acquisition, Tumbleweed assumed an operating lease covering approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with current quarterly rent payments of approximately $60,000. This office space is currently subleased to a tenant who is currently providing us with quarterly rent payments of approximately $60,000. The sublease terminates in July 2003 and we are currently attempting to renew the sublease or find a new sublessee.

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

Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, the resources devoted to the development of our products and services and the resources devoted to sales and marketing. We have decreased our spending on capital expenditures in recent quarters and do not anticipate increases in capital expenditures in the immediate future. We believe that our existing capital resources should enable us to maintain our current and planned operations for at least the next 12 months. Although Tumbleweed believes it has sufficient cash and cash equivalents to fund the combined operations of Tumbleweed and Valicert for at least the twelve months following completion of the merger, Tumbleweed may have insufficient cash reserves to fund the combined operations thereafter. As of December 31, 2003, Tumbleweed had cash and cash equivalents of $29.2 million and had incurred cumulative net losses since inception of $270.1 million. Tumbleweed’s current cash reserves, especially in light of Tumbleweed’s $10.0 million stock repurchase program authorized in August of 2002 to the extent repurchases are effected, may be insufficient if Tumbleweed experiences either lower than expected revenues or extraordinary or unexpected cash expenses. Tumbleweed’s capital reserves will also be affected by the costs of the proposed merger with Valicert and, if completed, the ongoing capital requirements of that business. While Tumbleweed expects to reduce the cash requirements of the combined companies following the merger through employee and related expense savings, Tumbleweed may be unable to do so. Funding, if needed, however may not be available on acceptable terms or at all. If adequate funds are not available, Tumbleweed may be required to curtail significantly or defer one or more of Tumbleweed’s operating goals or programs, or take other steps that could harm Tumbleweed’s business or future operating results.

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

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that the revenue recognition criteria set forth above for perpetual licenses have been met; payment of the license fees is not dependent upon the performance of the consulting and implementation services; and the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized under the percentage of completion contract method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Losses on fixed-dollar contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed dollar value of the contract.

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

Tumbleweed’s success may depend in large part upon the adoption and utilization of Tumbleweed’s products and technology, as well as Tumbleweed’s ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If Tumbleweed does not succeed in doing so it may not achieve or maintain profitability on a timely basis or at all. In particular, Tumbleweed intends to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. As a result, Tumbleweed may incur additional losses and continued negative cash flow from operations for the foreseeable future.

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

Although Tumbleweed believes it has sufficient cash and cash equivalents to fund the combined operations of Tumbleweed and Valicert for at least the twelve months following completion of the merger with Valicert, Tumbleweed may have insufficient cash reserves to fund the combined operations thereafter. As of December 31, 2002, Tumbleweed had cash and cash equivalents of $29.2 million and had incurred cumulative net losses since inception of $270.1 million. Tumbleweed’s current cash reserves, especially in light of Tumbleweed’s $10.0 million stock repurchase program authorized in August of 2002 to the extent repurchases are effected, may be insufficient if Tumbleweed experiences either lower than expected revenues or extraordinary or unexpected cash expenses. Tumbleweed’s capital reserves will also be affected by the costs of the proposed merger with Valicert and, if completed, the ongoing capital requirements of that business. Although Tumbleweed expects to reduce the cash requirements of the combined companies following the merger through employee and related expense reductions, Tumbleweed may be unable to do so. Funding, if needed, may not be available on acceptable terms or at all. If adequate funds are not available, Tumbleweed may be required to curtail significantly or defer one or more of Tumbleweed’s operating goals or programs, or take other steps that could harm Tumbleweed’s business or future operating results.

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

Customers in a preliminary phase of implementing Tumbleweed’s product may not proceed on a timely basis or at all, and the failure to do so would adversely affect revenue in future periods.

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

Restructuring of operations and other cost reducing measures Tumbleweed has implemented may not achieve the results Tumbleweed intends and may adversely affect operation results in future periods.

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

Since 1999 Tumbleweed has aggressively pursued cases of potential infringement by third parties of the Tumbleweed patents and other intellectual property rights. In this regard, Tumbleweed is currently suing Yahoo!,

E*Trade, Ticketmaster and Ameritrade, Inc. The enforcement process is costly and requires significant management attention. These costs generally are expensed during the period incurred, and the costs of pursuing the litigation may not be directly matched with the related licensing or settlement revenue, if any. In addition, Tumbleweed’s enforcement of its rights may increase the risk of adverse claims, with or without merit, which could be time consuming to defend, result in costly litigation, divert management’s attention and resources, limit the use of Tumbleweed’s services, or require Tumbleweed to enter into royalty or license agreements. In addition, such counter-claims asserted by these third parties may be found to be valid and could result in an injunction or damages against Tumbleweed. Tumbleweed’s ability to prevail in this litigation is inherently uncertain, and if Tumbleweed were subject to an adverse judicial determination, Tumbleweed’s ability to protect its products and to secure related licensing or settlement revenue could be lost.

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

Tumbleweed’s allowance for doubtful accounts may be insufficient to cover receivables Tumbleweed is unable to collect, which could adversely affect future operating results.

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

Costs of communicating via the Internet could increase if access fees are imposed, which could adversely affect demand for Tumbleweed’s products or render them less competitive.

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

On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc, and others against Interface Systems, Inc. (a company Tumbleweed acquired in 2000) and various additional defendants including Interface’s prior president and chief executive officer, Robert A. Nero. Plaintiffs currently seek compensatory damages for losses resulting from not selling their Interface stock from March 14, 2000 to the end of March 2000 and for losses from purchases of Interface stock from March 14, 2000 through April 12, 2000. In March 2003, the court dismissed all claims against Interface and dismissed all claims against Mr. Nero, except a breach of fiduciary duty claim to the extent that claim arises from Michigan common law. In April 2003, Mr. Nero filed an answer and a counterclaim against Mr. Zimmer and Congressional Securities, Inc. seeking contribution and indemnity. Because Mr. Nero and Interface are parties to an indemnification agreement, Interface may incur vicarious liability if and to the extent that the court awards damages against Mr. Nero in this lawsuit. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty. An adverse outcome could significantly harm Tumbleweed’s business and operating results.

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

Item 8—Financial Statements and Supplementary Data.

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

/s/    KPMG LLP

Mountain View, California

January 22, 2003, except as to Note 12(b)
which is as of April 25, 2003, and
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

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (i) the revenue recognition criteria set forth above for perpetual licenses have been met, (ii) payment of the license fees is not dependent upon the performance of the consulting and implementation services, and (iii) the services are not essential to the functionality of the software. For arrangements that do not meet the above criteria, both the product license revenues and services revenues are recognized under the percentage of completion contract method in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction Type and Certain Production Type Contracts. Other consulting engagements are generally on a time and materials basis, for which revenue is recognized as the services are performed. For fixed dollar consulting contracts with milestones or acceptance provisions, revenue is recognized upon completion of a milestone or acceptance, if applicable. Losses on fixed-dollar contracts are recognized during the period in which the loss first becomes evident. Contract losses are determined to be the amount by which the estimated total costs of the contract exceeds the total fixed dollar value of the contract.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(4)    Financial Statement Components

A summary of cash and cash equivalents as of December 31, 2002 and 2001 follows (in thousands):

	2002	2001
Cash	$4,460	$1,596
Money market mutual funds	24,750	39,471

Cash and cash equivalents	$29,210	$41,067

A summary of property and equipment as of December 31, 2002 and 2001 follows (in thousands):

	2002	2001
Office furniture	$1,987	$2,150
Computers and equipment	7,311	9,151
Leasehold improvements	735	1,200

	10,033	12,501
Less accumulated depreciation	(8,239)	(7,566)

	$1,794	$4,935

A summary of goodwill and other intangible assets as of December 31, 2002 and 2001 follows (in thousands):

	2002	2001
Goodwill	$—	$13,459
Less accumulated amortization	—	(6,772)

	$—	$6,687

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of accrued liabilities as of December 31, 2002 and 2001 follows (in thousands):

	2002	2001
Accrued compensation	$2,146	$3,965
Accrued professional fees	911	930
Accrued taxes	966	1,594
Other	1,211	1,612

	$5,234	$8,101

Other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Interest income	$577	$1,959	$3,512
Interest expense	(11)	(117)	(160)
Other, net	150	282	34

	$716	$2,124	$3,386

Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
Allowance for doubtful accounts:		(a	)	(b )
Year Ended December 31, 2000	$816	2,099		(1,790)	$1,125
Year Ended December 31, 2001	$1,125	2,070		(1,210)	$1,985
Year Ended December 31, 2002	$1,985	686		(613)	$2,058

(a)	Additions relate to bad debt expense
(b)	Deductions relate to write-offs of specific accounts receivable, net of recoveries.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(7)    Related Party Transactions

Loan to Douglas A. Sabella

At December 31, 2002, Tumbleweed had a loan outstanding with a combined principal and accrued interest balance of approximately $154,000 to Mr. Sabella, Tumbleweed’s President and Chief Operating Officer at the time, as well as a member of Tumbleweed’s Board of Directors at the time. Mr. Sabella’s loan was entered into on September 19, 2001, and is evidenced by a full recourse promissory note with the full principal amount and all accrued interest due in five years. The loan was made in order to help retain Mr. Sabella, and Mr. Sabella used the loan for purposes other than to purchase Tumbleweed stock. The promissory note is secured by shares of Tumbleweed’s common stock and stock options to purchase shares of Tumbleweed’s common stock that Tumbleweed issues to Mr. Sabella, as well as the proceeds associated with such securities. Interest on Mr. Sabella’s loan is at a rate of 7% per annum which we believe to be the market rate at the time of the loan. Principal and interest obligations under this loan will be forgiven ratably over a period of five years beginning on the effective date of the loan, unless Mr. Sabella’s employment with Tumbleweed as an executive officer is terminated for any reason, in which case such ratable loan forgiveness shall cease.

Loan to Bernard J. Cassidy

At December 31, 2002, Tumbleweed had a loan outstanding with a combined principal and accrued interest balance of approximately $113,000 to Mr. Cassidy, Tumbleweed’s Vice President, General Counsel, and Corporate Secretary. Mr. Cassidy’s loan was entered into on April 2, 2001, and is evidenced by a promissory note with the full principal amount and all accrued interest due in four years. The loan was made in order to help retain Mr. Cassidy, and Mr. Cassidy used the loan for purposes other than to purchase Tumbleweed stock. Interest on Mr. Cassidy’s loan is at a rate of 7% per annum which we believe to be the market rate at the time of the loan.

Loan to Jeffrey C. Smith

At December 31, 2002, Tumbleweed had a loan outstanding with a combined principal and accrued interest balance of approximately $39,000 to Mr. Smith (our Chairman and Chief Executive Officer). Mr. Smith’s loan was entered into on June 7, 2001, and is evidenced by a full recourse promissory note with the full principal amount and all accrued interest due in five years. The loan was made in order to help retain Mr. Smith, and Mr. Smith used the loan for purposes other than to purchase Tumbleweed stock. The promissory note is secured by shares of Tumbleweed’s common stock and stock options to purchase shares of Tumbleweed’s common stock that Tumbleweed issues to Mr. Smith, as well as the proceeds associated with such securities. Interest on Mr. Smith’s loan is at a rate of 7% per annum which we believe to be the market rate at the time of the loan. Principal and interest obligations under this loan will be forgiven ratably over a period of five years beginning on the effective date of the loan, unless Mr. Smith’s employment with Tumbleweed as an executive officer is terminated for any reason, in which case such ratable loan forgiveness shall terminate.

Legal Counsel

Gregory C. Smith, a brother of Jeffrey C. Smith, is a partner of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP, which began providing legal services to Tumbleweed in July 1998. Total fees paid to

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other related party transactions

In July 1999, in exchange for marketing and publicity services, we issued a warrant to a customer to acquire 100,000 shares of our common stock. The warrant is exercisable immediately in three tranches: 50,000 shares at an exercise price of $20 per share; 25,000 shares at an exercise price of $30 per share; and 25,000 shares at an exercise price of $40 per share. In June 1999, we entered into a license agreement and a consulting agreement with this customer and recorded revenues of approximately $260,000, $408,000, and $567,000 in 2002, 2001, and 2000, respectively, and deferred revenues of approximately $210,000 and $156,000 as of December 31, 2002 and 2001, respectively. The total amount due from this customer was approximately $42,000 and $373,000 and total amount due from us to this customer was $0 and $0 as of December 31, 2002 and 2001, respectively.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(a)  Lease Commitments

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(b)  Contingencies

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

All costs incurred as a result of these legal proceedings and claim are charged to expense as incurred.

Tumbleweed indemnifies its customers from third party claims of intellectual property infringement relating to the use of its products. Historically, costs related to these guarantees have not been significant and Tumbleweed is unable to estimate the potential impact of these guarantees on its future results of operations.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2002
Revenue:
Product and intellectual property revenue	$3,385	$3,384	$3,387	$5,524
Service revenue	2,533	2,167	2,575	2,570

Total revenue	5,918	5,551	5,962	8,094
Cost of revenue(1)	1,428	1,596	1,851	2,183

Gross profit	4,490	3,955	4,111	5,911
Operating expenses:
Research and development(2)	2,153	2,286	2,408	3,208
Sales and marketing(3)	3,607	3,944	5,242	5,616
General and administrative(4)	1,292	909	798	1,603
Stock-based compensation	(21)	(175)	(367)	262
Impairment of goodwill	—	—	5,713	—

Total operating expenses	7,031	6,964	13,794	10,689

Operating loss	(2,541)	(3,009)	(9,683)	(4,778)
Impairment of investments	—	(455)	(88)	—
Other income (expense), net	(43)	25	327	407

Total other income (expense), net	(43)	(430)	235	407

Loss before taxes	(2,584)	(3,439)	(9,444)	(4,371)
Provision for taxes	46	2	2	4

Net loss before cumulative effect of change in accounting principle	(2,630)	(3,441)	(9,446)	(4,375)
Cumulative effect of change in accounting principle	—	—	—	974

Net loss	(2,630)	(3,441)	(9,446)	(5,349)
Other comprehensive income (loss)—translation adjustments	(45)	(19)	(30)	3
Other comprehensive income (loss)—unrealized gain (loss) on investments	—	(122)	122	—

Comprehensive loss	$(2,675)	$(3,582)	$(9,354)	$(5,346)

Net loss per share before cumulative effect of change in accounting principle—basic and diluted	$(0.09)	$(0.11)	$(0.31)	$(0.14)
Cumulative effect of change in accounting principle per share—basic and diluted	—	—	—	(0.04)

Net loss per share—basic and diluted	$(0.09)	$(0.11)	$(0.31)	$(0.18)

Weighted average shares—basic and diluted	30,469	30,682	30,749	30,527

(1)	Exclusive of stock-based compensation expense (credit) of $8, $(85), $10, and $77 for the quarters ended December 31, September 30, June 30, and March 31, 2002, respectively.
(2)	Exclusive of stock-based compensation expense (credit) of $3, $(1), $6, and $23 for the quarters ended December 31, September 30, June 30, and March 31, 2002, respectively.
(3)	Exclusive of stock-based compensation expense (credit) of $(42), $(99), $(395), and $131 for the quarters ended December 31, September 30, June 30, and March 31, 2002, respectively.
(4)	Exclusive of stock-based compensation expense of $10, $10, $12, and $31 for the quarters ended December 31, September 30, June 30, and March 31, 2002, respectively.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2001
Revenue:
Product and intellectual property revenue	$6,274	$4,958	$5,465	$1,694
Service revenue	2,923	3,197	2,214	2,323

Total revenue	9,197	8,155	7,679	4,017
Cost of revenue(1)	2,808	3,013	3,085	3,052

Gross profit	6,389	5,142	4,594	965
Operating expenses:
Research and development(2)	3,481	3,615	4,419	3,704
Sales and marketing(3)	6,650	8,472	10,221	9,291
General and administrative(4)	2,061	2,286	2,013	2,238
Stock-based compensation	521	618	655	1,334
Amortization of goodwill, intangibles and in-process research and development	1,151	1,485	1,740	7,844
Impairment, merger-related, and restructuring expenses(5)	(3,929)	—	69	59,853

Total operating expenses	9,935	16,476	19,117	84,264

Operating loss	(3,546)	(11,334)	(14,523)	(83,299)
Impairment of investments	(3,434)	—	—	—
Other income, net	60	439	594	1,031

Total other income (expense), net	(3,374)	439	594	1,031

Loss before taxes	(6,920)	(10,895)	(13,929)	(82,268)
Provision for taxes	96	(4)	35	26

Net loss	(7,016)	(10,891)	(13,964)	(82,294)
Other comprehensive income (loss)—translation adjustments	(192)	133	(227)	(238)

Comprehensive loss	$(7,208)	$(10,758)	$(14,191)	$(82,532)

Net loss per share—basic and diluted	$(0.23)	$(0.36)	$(0.46)	$(2.76)

Weighted average shares—basic and diluted	30,461	30,296	30,127	29,800

(1)	Exclusive of stock-based compensation expense of $56, $97, $85, and $79 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.
(2)	Exclusive of stock-based compensation expense of $74, $90, $129, and $374 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.
(3)	Exclusive of stock-based compensation expense of $342, $366, $355, and $749 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.
(4)	Exclusive of stock-based compensation expense of $49, $65, $86, and $468 for the quarters ended December 31, September 30, June 30, and March 31, 2001, respectively.
(5)	Exclusive of stock-based compensation credit of $(336) for the quarter ended March 31, 2001.

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

Douglas A. Sabella has been a Director of Tumbleweed since March 2001. Mr. Sabella also serves as President and Chief Operating Officer of Tumbleweed and is responsible for worldwide operations, including research and development, sales, professional services, and marketing. Prior to joining Tumbleweed in March 2001, Mr. Sabella was the president and chief executive officer of Bidcom, Inc. Prior to joining Bidcom, Mr. Sabella held various senior management positions at Lucent Technology from February 1985 to February 2000. Mr. Sabella holds a B.B.A. in Business Administration from Hofstra University. Mr. Sabella resigned as President, Chief Operating Officer and member of the Board of Directors as of April 21, 2003.

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

	Annual Compensation					Long-Term Compensation				All Other Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)		Other ($)	Restricted Stock Awards ($) (1)		Awards Options		($)
Jeffrey C. Smith	2002	174,092	35,966	(2)	—	—		150,000		—
Chairman and Chief Executive Officer	2001 2000	173,958 150,000	43,009 86,250		— —	— —		400,000 400,000	(4)	— —

Douglas A. Sabella(3)	2002	341,250	65,470	(5)	—	—		450,000		—
President and Chief Operating Officer	2001 2000	237,500 —	16,667 —	(5)	— —	50,122 —	(6)	500,000 —		— —

Gregory M. Capitolo	2002	72,873	—		—	—		275,000		—
Senior Vice President— Finance and Chief Financial Officer	2001 2000	— —	— —		— —	— —		— —		— —

Elizabeth D. Jordan(7)	2002	163,944	—		—	—		—		5,605	(8)
Senior Vice President— Finance and Chief Financial Officer	2001 2000	113,477 —	— —		— —	— —		300,000 —		— —

(1)	As of the most recent year end 13,888 restricted stock shares valued at $50,122 were outstanding. These shares are fully vested and are not eligible for dividends.
(2)	Includes $15,891 representing the value of the ratable cancellation of our loan to Mr. Smith in accordance with the terms of his loan agreement, which provided for ratable cancellation of the loan based on his continued employment with Tumbleweed.
(3)	Mr. Sabella resigned as a director and as President and Chief Operating Officer as of April 21, 2003.
(4)	Mr. Smith voluntarily cancelled 200,000 of these options on November 20, 2000 and the remaining 200,000 on January 4, 2001.
(5)	This represents the value of the ratable cancellation of our loan to Mr. Sabella in accordance with the terms of his loan agreement, which provided for ratable cancellation of the loan based on his continued employment with Tumbleweed.
(6)	Represents the value of the restricted stock grant made to Mr. Sabella on June 4, 2001.
(7)	Ms. Jordan resigned as Senior Vice President—Finance and Chief Financial Officer as of July 18, 2002.
(8)	Represents the value of the payment provided to Ms. Jordan for all of her accrued vacation in connection with her resignation.

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

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee of Tumbleweed serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. One of the members of Tumbleweed’s compensation committee, David F. Marquardt, has engaged in a related transaction with Tumbleweed. David F. Marquardt, a member of the Tumbleweed board of directors, is a founding general partner of August Capital L.P. August Capital L.P. and related parties owned approximately 8% of the outstanding common stock of Valicert as of December 31, 2002. On February 18, 2003, Tumbleweed entered into the merger agreement with Valicert.

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

Beneficial Owner	Number of Shares		Percent of Total
Greater than 5% Stockholders
Palo Alto Investors, LLC(1) 470 University Avenue Palo Alto, CA 94301	4,237,197	(2)	14%
RS Investment Management, LP(3) 388 Market Street, Suite 1700 San Francisco, CA 94111	2,822,600	(4)	9%
Jean-Christophe Bandini	1,952,544	(5)	6%
S Squared Technology Corp. 515 Madison Avenue, Suite 4200 New York, NY 10022	1,922,800	(6)	6%

Directors and Named Executive Officers
Jeffrey C. Smith	1,854,866	(7)	6%
David F. Marquardt	379,492	(8)	1%
Douglas A. Sabella	315,607	(9)	1%
Standish H. O’Grady	187,526	(10)	1%
Deborah D. Rieman	82,813	(11)	*
Kenneth R. Klein	77,813	(12)	*
Christopher H. Greendale	62,500	(13)	*
Gregory M. Capitolo	9,863	(14)	*
Elizabeth D. Jordan(15)	—		*
Named Executive Officers and directors as a group (9 Persons)	2,970,480		10%

*	Less than one percent.
(1)	Palo Alto Investors, Inc. is the sole manager of Palo Alto Investors, LLC. William L. Edwards is the president and controlling stockholder of Palo Alto Investors, Inc. Palo Alto Investors, LLC is the general partner of and investment adviser to Micro Cap Partners, L.P., an investment limited partnership. This information is derived from the Schedule 13D, jointly filed December 11, 2002 by Palo Alto Investors, LLC, Palo Alto Investors, Inc., William Leland Edwards, and Micro Cap Partners, L.P.
(2)	Palo Alto Investors, LLC, Palo Alto Investors, Inc. and William Edwards hold shared dispositive and voting power over all 4,237,197 shares of common stock. For 2,667,400 of these 4,237,197 shares, Palo Alto Investors, LLC, Palo Alto Investors, Inc. and William Edwards hold shared dispositive and voting power with Micro Cap Partners, L.P. This information is derived from the Schedule 13D, jointly filed December 11, 2002 by Palo Alto Investors, LLC, Palo Alto Investors, Inc., William Leland Edwards, and Micro Cap Partners, L.P.
(3)	RS Investment Management Co. LLC is the General Partner of RS Investment Management, L.P. G. Randall Hecht is a control person of RS Investment Management Co. LLC and RS Investment Management, L.P This information is derived from the Schedule 13G, jointly filed January 9, 2003 by RS Investment Management Co. LLC, RS Investment Management, L.P., and G. Randall Hecht.
(4)	RS Investment Management Co. LLC, RS Investment Management, L.P and G. Randall Hecht hold shared dispositive and voting power over all 2,822,600 shares of common stock. This information is derived from the Schedule 13F, jointly filed February 18, 2003 by RS Investment Management Co. LLC, RS Investment Management, L.P., and G. Randall Hecht.

(5)	This number includes 93,964 shares subject to options exercisable within 60 days of February 14, 2003.
(6)	S Squared Technology Corp. holds sole dispositive and voting power over all 1,922,800 shares of common stock. S Squared Technology Corp. is a General Partner of Sands Technology Partners, L.P., Executive Technology, L.P., Sci-Tech Investment Partners, L.P., SG Partners, L.P., Leaf Investment Partners, L.P., Core Technology Fund, Inc., The Matrix Technology Group, N.V. and Leaf Offshore Investment Fund, Ltd. Sheldon K. Rubin, Seymour L. Goldblatt and Kenneth A. Goldblatt are the control persons of S Squared Technology Corp. This information is derived from the Form ADV filed as of May 20, 2000 by S Squared Technology Corp.
(7)	This number includes 260,000 shares held by the Jeffrey C. Smith Annuity Trust. Mr. Smith is the sole trustee of the trust. This number also includes 242,719 shares subject to options exercisable within 60 days of February 14, 2003.
(8)	This number includes 88,500 shares subject to options exercisable within 60 days of February 14, 2003.
(9)	This number includes 286,719 shares subject to options exercisable within 60 days of February 14, 2003. Mr. Sabella resigned as President, Chief Operating Officer and member of the Board of Directors as of April 21, 2003.
(10)	This number includes 93,500 shares subject to options exercisable within 60 days of February 14, 2003. Voting and dispositive power over 6,883 shares held by H&Q Adobe Venture Management II, LLC is held by all its members. Mr. O’Grady is a member of H&Q Adobe Venture Management II, LLC and may be deemed to share voting and investment power with respect to these shares. However, Mr. O’Grady disclaims beneficial ownership of all of these shares, except to the extent of his pecuniary interest arising from his interest in these entities.
(11)	This number includes 82,813 shares subject to options exercisable within 60 days of February 14, 2003.
(12)	This number includes 77,813 shares subject to options exercisable within 60 days of February 14, 2003.
(13)	This number includes 62,500 shares subject to options exercisable within 60 days of February 14, 2003.
(14)	This number includes 9,863 shares subject to options exercisable within 60 days of February 14, 2003.
(15)	Ms. Jordan resigned as Senior Vice President—Finance and Chief Financial Officer as of July 18, 2002.

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

On April 21, 2003, Tumbleweed entered into a separation and release agreement with Mr. Sabella. Mr. Sabella was Tumbleweed’s President and Chief Operating Officer, as well as a member of Tumbleweed’s board of directors at the time. Mr. Vigouroux of Valicert will replace Mr. Sabella as President and Chief Operating Officer of Tumbleweed upon completion of this merger. Mr. Sabella agreed to resign his position as President and Chief Operating Officer and as a member of the Tumbleweed board effective April 21, 2003 and to end his employment with Tumbleweed effective May 15, 2003. In exchange for a full waiver and release of all claims against Tumbleweed, Tumbleweed agreed to provide Mr. Sabella with bi-monthly payments of $11,250 for 12 months following the end of Mr. Sabella’s employment, plus lump sum bonus payments totaling $158,200. The agreement also provides for up to 12 months COBRA health care coverage premium reimbursement and accelerated vesting of 148,573 options to purchase Tumbleweed shares. The terms of Mr. Sabella’s September 19, 2001 promissory note were not changed.

At December 31, 2002, we had a loan outstanding with a combined principal and accrued interest balance of approximately $154,000 to Mr. Sabella, our President and Chief Operating Officer at the time, as well as a member of our Board of Directors at the time. Mr. Sabella’s loan was entered into on September 19, 2001, and is evidenced by a full recourse promissory note with the full principal amount and all accrued interest due in five years. The loan was made in order to help retain Mr. Sabella and Mr. Sabella used the loan for purposes other than to purchase Tumbleweed stock. The promissory note is secured by shares of our common stock and stock options to purchase shares of our common stock that we issue to Mr. Sabella, as well as the proceeds associated with such securities. The largest combined principal and accrued interest balance on Mr. Sabella’s loan during 2002 was approximately $240,000, and the combined principal and accrued interest balance on the loan was approximately $114,000 as of April 1, 2003. Interest on Mr. Sabella’s loan is at a rate of 7% per annum which we believe to be the market rate at the time of the loan. Principal and interest obligations under this loan will be forgiven ratably over a period of five years beginning on the effective date of the loan until Mr. Sabella’s employment with us as an executive officer terminates, in which case such ratable loan forgiveness shall cease.

At December 31, 2002, we had a loan outstanding with a combined principal and accrued interest balance of approximately $113,000 to Mr. Cassidy, our Vice President, General Counsel, and Corporate Secretary. Mr. Cassidy’s loan was entered into on April 2, 2001, and is evidenced by a promissory note with the full principal amount and all accrued interest due in four years. The loan was made in order to help retain Mr. Cassidy and Mr. Cassidy used the loan for purposes other than to purchase Tumbleweed stock. The $113,000 balance at December 31, 2002 was the largest combined principal and accrued interest balance on Mr. Cassidy’s loan during 2002, and the combined principal and accrued interest balance on the loan was approximately $116,000 as of April 1, 2003. Interest on Mr. Cassidy’s loan is at a rate of 7% per annum which we believe to be the market rate at the time of the loan.

At December 31, 2002, we had a loan outstanding with a combined principal and accrued interest balance of approximately $39,000 to Mr. Smith (our Chairman and Chief Executive Officer). Mr. Smith’s loan was entered into on June 7, 2001, and is evidenced by a full recourse promissory note with the full principal amount and all accrued interest due in five years. The loan was made in order to help retain Mr. Smith and Mr. Smith used the loan for purposes other than to purchase Tumbleweed stock. The promissory note is secured by shares of our common stock and stock options to purchase shares of our common stock that we issue to Mr. Smith, as well as the proceeds associated with such securities. The largest combined principal and accrued interest balance on Mr. Smith’s loan during 2002 was approximately $46,000, and the combined principal and accrued interest balance on the loan was approximately $36,000 as of April 1, 2003. Interest on Mr. Smith’s loan is at a rate of 7% per annum which we believe to be the market rate at the time of the loan. Principal and interest obligations under this loan will be forgiven ratably over a period of five years beginning on the effective date of the loan unless Mr. Smith’s employment with us as an executive officer is terminated for any reason, in which case such ratable loan forgiveness shall terminate.

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

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed by the registrant during the fiscal quarter ended December 31, 2002.

(c)	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Exhibit Description

2.3(1)	Agreement and Plan of Reorganization and Merger by and among Tumbleweed Communications Corp., Velocity Acquisition Sub, Inc. and Valicert, Inc., dated February 18, 2003.

3.1(2)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of Registrant

4.1(2)	Specimen common stock certificate

4.3(2)	Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank

10.1(3)	1993 Stock Option Plan

10.2(4)	1999 Omnibus Stock Incentive Plan, as amended

10.3(3)	1999 Employee Stock Purchase Plan

10.4(6)	2000 NSO Incentive Stock Plan, as amended

10.5(2)	Software License, Development and Services Agreement, dated December 17, 1997, between the Registrant and United Parcel Service General Services, Co.

10.6(2)	Posta License and Distribution Agreement, dated as of March 31, 1999, between Tumbleweed Software, K.K. and K.K. Hikari Tsushin

10.7(2)	OEM Object Code License Agreement, dated as of March 30, 1998, between the Registrant and RSA Data Security, Inc.

10.8(3)	Form of Indemnity Agreement

10.9(5)	Employment Agreement, dated February 21, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

10.11(7)	Secured Promissory Note, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

Exhibit Number	Exhibit Description

10.12(7)	Security and Pledge Agreement, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

10.13(8)	Employment Agreement, dated June 20, 2002, between Gregory M. Capitolo and Tumbleweed Communications Corp.

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed in Tumbleweed’s Joint Proxy Statement/Prospectus on Form S-4, filed March 17, 2003, and incorporated herein by reference.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 79687), as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188).
(5)	Previously filed in Tumbleweed’s Annual Report on Form 10-K, filed March 30, 2001, and incorporated herein by reference.
(6)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed in Tumbleweed’s Annual Report on Form 10-K, filed March 29, 2002, and incorporated herein by reference.
(8)	Previously filed in Tumbleweed’s Annual Report on Form 10-K, filed March 20, 2003, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of’ Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of June, 2003.

TUMBLEWEED COMMUNICATIONS CORP.

By:	/s/ JEFFREY C. SMITH
Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JEFFREY C. SMITH Jeffrey C. Smith	Chairman of the Board and Chief Executive Officer	June 4, 2003

/s/ GREGORY M. CAPITOLO Gregory M. Capitolo	Senior Vice President—Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	June 4, 2003

/s/ CHRISTOPHER GREENDALE* Christopher Greendale	Director	June 4, 2003

/s/ KENNETH R. KLEIN* Kenneth R. Klein	Director	June 4, 2003

/s/ DAVID F. MARQUARDT* David F. Marquardt	Director	June 4, 2003

/s/ STANDISH H. O’GRADY* Standish H. O’Grady	Director	June 4, 2003

/s/ DEBORAH D. RIEMAN* Deborah D. Rieman	Director	June 4, 2003

/s/ JAMES P. SCULLION James P. Scullion	Director	June 4, 2003

*By:	/s/ GREGORY M. CAPITOLO
Attorney-In-Fact

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Jeffrey C. Smith, Chief Executive Officer of Tumbleweed Communications Corp. (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date: June 4, 2003 /s/ JEFFREY C. SMITH Jeffrey C. Smith Chief Executive Officer

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 4, 2003 /s/ GREGORY M. CAPITOLO Gregory M. Capitolo Senior Vice President—Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.3(1)	Agreement and Plan of Reorganization and Merger by and among Tumbleweed Communications Corp., Velocity Acquisition Sub, Inc. and Valicert, Inc., dated February 18, 2003.

3.1(2)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of Registrant

4.1(2)	Specimen common stock certificate

4.3(2)	Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank

10.1(3)	1993 Stock Option Plan

10.2(4)	1999 Omnibus Stock Incentive Plan, as amended

10.3(3)	1999 Employee Stock Purchase Plan

10.4(6)	2000 NSO Incentive Stock Plan, as amended

10.5(2)	Software License, Development and Services Agreement, dated December 17, 1997, between the Registrant and United Parcel Service General Services, Co.

10.6(2)	Posta License and Distribution Agreement, dated as of March 31, 1999, between Tumbleweed Software, K.K. and K.K. Hikari Tsushin

10.7(2)	OEM Object Code License Agreement, dated as of March 30, 1998, between the Registrant and RSA Data Security, Inc.

10.8(3)	Form of Indemnity Agreement

10.9(5)	Employment Agreement, dated February 21, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

10.11(7)	Secured Promissory Note, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

10.12(7)	Security and Pledge Agreement, dated September 19, 2001, between Douglas A. Sabella and Tumbleweed Communications Corp.

10.13(8)	Employment Agreement, dated June 20, 2002, between Gregory M. Capitolo and Tumbleweed Communications Corp.

21.1	Subsidiaries of the Registrant

23.1	Consent of KPMG LLP

99.1	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed in Tumbleweed’s Joint Proxy Statement/Prospectus on Form S-4, filed March 17, 2003, and incorporated herein by reference.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 79687), as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188).
(5)	Previously filed in Tumbleweed’s Annual Report on Form 10-K, filed March 30, 2001, and incorporated herein by reference.
(6)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.
(7)	Previously filed in Tumbleweed’s Annual Report on Form 10-K, filed March 29, 2002, and incorporated herein by reference.
(8)	Previously filed in Tumbleweed’s Annual Report on Form 10-K, filed March 20, 2003, and incorporated herein by reference.