Form 10-Q
period 2003-06-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2003-08-14
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares of common stock outstanding as of July 31, 2003 was 40,326,262.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predicts,” “projects,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms and other comparable terminology; including, but not limited to, the following:

•	implementing our business strategy;

•	attracting and retaining customers;

•	obtaining and expanding market acceptance of the products and services we offer;

•	forecasts of Internet usage and the size and growth of relevant markets;

•	rapid technological changes in our industry and relevant markets;

•	our stock repurchase program;

•	unanticipated benefits of the merger with Valicert;

•	the future business, financial condition and results of operations of the combined company;

•	competition in our market;

•	any projections of revenues, earnings, synergies or other financial items;

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements regarding future economic conditions or performance;

•	any statements relating to integration or restructuring plans;

•	any statements of belief; and

•	any statements of assumptions underlying any of the foregoing.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (unaudited)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$25,929	$29,210
Accounts receivable, net	5,796	4,764
Other current assets	1,102	1,149

Total current assets	32,827	35,123
Goodwill	13,358	—
Intangible assets, net	4,863	—
Property and equipment, net	1,604	1,794
Other assets	861	892

Total assets	$53,513	$37,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,955	$1,653
Current installments of long-term debt	770	33
Accrued liabilities	9,116	5,234
Accrued merger-related and other expenses	541	—
Deferred revenue	8,453	6,903

Total current liabilities	20,835	13,823
Deferred revenue, excluding current portion	1,815	2,061
Other long-term liabilities	812	94

Total liabilities	23,462	15,978
Stockholders’ equity:
Common stock	41	31
Additional paid-in capital	308,763	293,443
Treasury stock	(796)	(796)
Deferred compensation expense	(545)	(61)
Accumulated other comprehensive loss	(615)	(676)
Accumulated deficit	(276,797)	(270,110)

Total stockholders’ equity	30,051	21,831
Total liabilities and stockholders’ equity	$53,513	$37,809

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Product revenue	$3,277	$3,312	$5,906	$7,924
Service revenue	2,615	2,575	5,486	5,145
Intellectual property and other revenue	250	75	531	987

Total revenue	6,142	5,962	11,923	14,056
Cost of product revenue	261	216	493	399
Cost of service revenue(1)	968	1,635	2,149	3,635
Amortization of intangible assets	317	—	317	—

Total cost of revenue	1,546	1,851	2,959	4,034
Gross profit	4,596	4,111	8,964	10,022
Operating expenses:
Research and development(2)	2,050	2,408	4,013	5,616
Sales and marketing(3)	3,261	5,242	6,702	10,858
General and administrative(4)	1,516	798	2,938	2,401
Stock-based compensation	15	(367)	49	(105)
Impairment of goodwill	—	5,713	—	5,713
Amortization of intangible assets	20	—	20	—
Write-off of in-process research and development	100	—	100	—
Merger-related and other expenses	1,887	—	1,887	—

Total operating expenses	8,849	13,794	15,709	24,483

Operating loss	(4,253)	(9,683)	(6,745)	(14,461)
Other income, net	51	327	65	734
Impairment of investments	—	(88)	—	(88)
Net loss before provision for income taxes	(4,202)	(9,444)	(6,680)	(13,815)
Provision for income taxes	3	2	7	6

Net loss before cumulative effect of change in accounting principle	(4,205)	(9,446)	(6,687)	(13,821)

Cumulative effect of change in accounting principle	—	—	—	(974)

Net loss	$(4,205)	$(9,446)	$(6,687)	$(14,795)

Net loss per share before cumulative effect of change in accounting principle—basic and diluted	$(0.13)	$(0.31)	$(0.22)	$(0.45)
Cumulative effect of change in accounting principle per share—basic and diluted	—	—	—	(0.03)

Net loss per share—basic and diluted	$(0.13)	$(0.31)	$(0.22)	$(0.48)

Weighted average shares—basic and diluted	31,279	30,749	30,887	30,696

(1)	Exclusive of non-cash stock-based compensation expense of $5 and $10 for the three months ended June 30, 2003, and 2002, respectively, and $13 and $87 for the six months ended June 30, 2003, and 2002, respectively.
(2)	Exclusive of non-cash stock-based compensation expense of $1 and $6 for the three months ended June 30, 2003, and 2002, respectively, and $6 and $29 for the six months ended June 30, 2003, and 2002, respectively.
(3)	Exclusive of non-cash stock-based compensation expense (credit) of $4 and $(395) for the three months ended June 30, 2003, and 2002, respectively, and $15 and $(264) for the six months ended June 30, 2003, and 2002, respectively.
(4)	Exclusive of non-cash stock-based compensation expense of $5 and $12 for the three months ended June 30, 2003, and 2002, respectively, and $15 and $43 for the six months ended June 30, 2003, and 2002, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,687)	$(14,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	49	(105)
Compensation for stock options granted below fair market value	29	—
Depreciation and amortization	1,044	1,608
Write-off of in-process research and development	100	—
Bad debt expense	(64)	231
Minority interest	—	(202)
Impairment of goodwill	—	5,713
Impairment of investments	—	88
Cumulative effect of change in accounting principle	—	974
Loss on disposal of property and equipment	59	87
Other non-cash items	—	(762)
Changes in operating assets and liabilities, net of effect of acquisition of Valicert
Accounts receivable	59	2,145
Other current assets and other assets	933	510
Accounts payable, accrued liabilities, and other long-term liabilities	263	(2,272)
Accrued restructuring	—	(2,335)
Accrued merger-related expenses	541	—
Deferred revenue	(78)	1,279

Net cash used in operating activities	(3,752)	(7,836)
Cash flows from investing activities:
Purchase of property and equipment	(361)	(155)
Acquisition of Valicert, net of cash acquired	786	—

Net cash provided by (used in) investing activities	425	(155)
Cash flows from financing activities:
Repayments of borrowings and other long-term liabilities	(79)	(410)
Proceeds from issuance of common stock	64	509

Net cash provided by financing activities	(15)	99
Effect of exchange rate fluctuation	61	(27)

Net decrease in cash and cash equivalents	(3,281)	(7,918)
Cash and cash equivalents, beginning of period	29,210	43,750

Cash and cash equivalents, end of period	$25,929	$35,832

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	—	9

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of June 30, 2003, and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. The results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results expected for the full fiscal year.

The accompanying consolidated condensed financial statements include the accounts of Tumbleweed and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of our wholly-owned subsidiary, Valicert, Inc. (“Valicert”), have been included commencing June 23, 2003, the effective date of the acquisition.

(2) Stock-Based Compensation

We account for our stock-based compensation arrangements for employees using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) 25, Accounting for Stock-Based Compensation. As such, compensation expense is recorded for fixed plan stock options when the fair value of the underlying common stock on the date of grant exceeds the stock option exercise price or the purchase price for issuance or sales of common stock. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation 28. In the three and six months ended June 30, 2003, we recorded deferred stock compensation expense of $528,000 for the difference at the effective date of acquisition of Valicert between the exercise price and the fair value of the common stock underlying the unvested options assumed upon the acquisition. We recognized amortization of deferred stock compensation expense of approximately $15,000 and $(367,000), in the three months ended June 30, 2003 and 2002, respectively, and approximately $49,000 and $(105,000), in the six months ended June 30, 2003 and 2002, respectively. The credit to stock-based compensation expense in the three and six months ended June 30, 2002 was the result of the termination of certain employees whose options had not yet vested, in excess of continued amortization.

Had compensation expense for our stock-based compensation plan been determined consistent with the fair value approach set forth in SFAS 123, Accounting for Stock-Based Compensation, our net losses for the three and six months ended June 30, 2003 and 2002, respectively, would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(4,205)	$(9,446)	$(6,687)	$(14,795)
Add: Stock-based compensation expense (credit) included in net loss	15	(367)	49	(105)
Less: Total stock-based compensation expense (credit) determined under fair value based method for all awards	$(535)	$966	$(2,688)	$(405)

Net loss pro forma	$(4,725)	$(8,847)	$(9,326)	$(15,305)
Basic and diluted net loss per share as reported	$(0.13)	$(0.31)	$(0.22)	$(0.48)
Basic and diluted net loss per share pro forma	$(0.15)	$(0.29)	$(0.30)	$(0.50)

For purposes of computing pro forma net loss, the fair value of each option grant and stock purchases under our employee stock purchase plan is estimated on the date of grant using a Black-Scholes option pricing model. Our employee stock purchase plan was discontinued in 2002. The assumptions used to value the option grants and purchase rights are stated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Stock options:
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Volatility	141%	151%	141%	151%
Risk-free interest rate	2.17%	4.11%	2.33%	4.11%
Dividend yield	0%	0%	0%	0%

Purchase plan options:
Expected life	—	0.5 year	—	0.5 year
Volatility	—	86%	—	86%
Risk-free interest rate	—	1.91%	—	1.90%
Dividend yield	—	0%	—	0%

(3) Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with SFAS 128, Earnings Per Share, for all periods presented. In accordance with SFAS 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss before cumulative effect of change in accounting principle	$(4,205)	$(9,446)	$(6,687)	$(13,821)
Cumulative effect of change in accounting principle	—	—	—	(974)

Net loss	$(4,205)	$(9,446)	$(6,687)	$(14,795)
Basic and diluted:
Weighted average shares of common stock outstanding	31,279	30,749	30,887	30,696
Shares of restricted stock subject to repurchase	—	—	—	(1)

Weighted average shares used in computing basic and diluted net loss per common share	31,279	30,749	30,887	30,695
Net loss per share before cumulative effect of change in accounting principle—basic and diluted	$(0.13)	$(0.31)	$(0.22)	$(0.45)
Cumulative effect of change in accounting principle per share—basic and diluted	—	—	—	$(0.03)

Net loss per share—basic and diluted	$(0.13)	$(0.31)	$(0.22)	$(0.48)

We exclude potentially dilutive securities from our diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from our net loss per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Warrants and options for which the exercise price was less than the average fair market value of our common stock during the period but were excluded as inclusion would decrease our net loss per share	2,099	772	1,724	1,350
Warrants and options excluded due to the exercise price exceeding the average fair market value of our common stock during the period	6,620	8,974	6,726	5,398
Common shares excluded as the common stock is subject to repurchase at the original purchase price	—	—	—	1

Total potential shares of common stock excluded from diluted net loss per share	8,719	9,746	8,450	6,749

(4) Business Combination

On June 23, 2003, Tumbleweed acquired Valicert, which develops and licenses secure Internet communications and identity validation software for file transfer, financial messaging, and business process integration. The merger was entered into to combine the two companies into a single, more competitive industry participant with increased revenue opportunities and a reduced cost structure. Since June 23, 2003, Valicert’s results of operations have been included in our condensed consolidated financial statements. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price of $17.0 million consisted of an exchange of 9,713,634 shares of our common stock with a fair value of $13.0 million based on the average fair value of Tumbleweed’s stock two days before and two days after the announcement date of February 18, 2003, assumed stock options with a fair value of $1.7 million, severances for former Valicert employees of $299,000, and other acquisition-related costs of $2.0 million, consisting primarily of payments for investment banking fees, legal fees, financial printing fees, accounting fees, and proxy mailing fees.

The following is a summary of the allocation of the purchase price in the acquisition of Valicert (in thousands):

Net tangible liabilities	$(1,647)
Core/developed technology	2,600
Maintenance agreements	700
Customer base and reseller agreements	1,400
Trademarks and tradenames	200
In-process research and development	100
Purchases orders (license)	300
Goodwill	13,358
Total	$17,011

The purchase price allocation has not been finalized with regards to acquisition-related costs and may be reallocated in the future.

Intangible assets relating to core/developed technology, maintenance agreements, customer base and reseller agreements, trademarks and tradenames, in-process research and development, and purchases orders (license) relating to the acquisition of Valicert were recorded based on a valuation. An intangible asset relating to purchases orders (license) were amortized in full during the three months ended June 30, 2003. An intangible asset relating to in-process research and development was written off in full during the three months ended June 30, 2003. The remaining intangible assets will be amortized over their estimated useful lives of three to five years.

Goodwill represents the excess of the purchase price over the fair value of tangible and identified intangible assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, we will not amortize the goodwill acquired in the Valicert acquisition, but instead, will review our goodwill balance in the future to determine if our goodwill asset has been impaired. Any future impairment loss related to the goodwill recorded in connection with the acquisition of Valicert will not be deductible by Tumbleweed for federal income tax purposes.

Pro Forma Results (Unaudited)

The following unaudited pro forma summary presents Tumbleweed’s consolidated results of operations for the six months ended June 30, 2003 and 2002 as if the acquisition of Valicert had been consummated at the beginning of the earliest period. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of intangible assets, amortization of deferred compensation and the elimination of charges for merger-related and other expenses in the six months ended June 30, 2003. The pro forma results do not give effect to the deferred revenue adjustment on revenue as the adjustment is directly related to the merger and the effect is non-recurring. Under the purchase method of accounting, Valicert’s deferred revenue related to support and maintenance for perpetual license agreements in which payment had been received or was legally due and payable was reduced by $1.0 million to the fair value of the related support and maintenance obligation as of June 30, 2003. Such adjustment will be reflected in the post-merger statements of operations of the combined company and will have the effect of reducing the amount of revenue the combined company will recognize in periods subsequent to the merger compared to the amount of revenue Valicert would have recognized in the same period absent the merger.

Pro forma results for the three and six months ended June 30, 2003 and 2002 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$9,609	$9,333	$18,217	$20,760
Net loss before gain (loss) from discontinued operations and cumulative effect of change in accounting principle	$(5,364)	$(13,197)	$(9,954)	$(28,256)
Gain (loss) from discontinued operations	—	28	—	(1,103)
Cumulative effect of change in accounting principle	—	—	—	(974)

Net loss	$(5,364)	$(13,169)	$(9,954)	$(30,333)
Net loss per share before gain (loss) from discontinued operations and cumulative effect of change in accounting principle—basic and diluted	$(0.13)	$(0.33)	$(0.25)	$(0.70)
Gain (loss) from discontinued operations per share—basic and diluted	—	—	—	(0.03)
Cumulative effect of change in accounting principle per share—basic and diluted	—	—	—	(0.02)
Net loss per share—basic and diluted	$(0.13)	$(0.33)	$(0.25)	$(0.75)

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place at the beginning of the periods presented. Pro forma results for the three and six months ended June 30, 2003, include merger-related and other expenses of $1.9 million.

Merger-related and other expenses

Merger-related and other expenses of $1.9 million for the three and six months ended June 30, 2003, consist of $891,000 of severances for Tumbleweed employees terminated in connection with the Valicert acquisition and a $996,000 charge related to anticipated losses on an operating lease. The operating lease was assumed during the acquisition of Interface, Inc. in 2000 and covers approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with quarterly rent payments of approximately $65,000. This office space had been subleased to a tenant who was providing us with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough.

Severances of $350,000 were paid in the three months ended June 30, 2003 to Tumbleweed employees terminated in connection with the Valicert acquisition, leaving accrued merger-related expenses of $541,000 at June 30, 2003. These severances will be paid over the next 12 months. Anticipated losses on the operating lease of $996,000 are expected to be paid over the life of the lease, which ends in 2020. The accrual for the anticipated losses on the operating lease are included in our accrued liabilities and in our other long-term liabilities balances on our balance sheet at June 30, 2003.

We expect to continue to incur merger-related and other expenses in the second half of 2003 as we incur costs related to the integration of Tumbleweed and Valicert.

(5) Goodwill Impairment

We adopted the provisions of SFAS 142 on January 1, 2002. In connection with SFAS 142’s transitional goodwill impairment evaluation, we assessed whether there was an indication that goodwill recorded in connection with our acquisition of Tumbleweed Communications KK (“TKK”), our majority-owned subsidiary in Japan, was impaired as of the date of adoption. To accomplish this, we determined the carrying value of our reporting unit by assigning our assets and liabilities, including the existing goodwill and intangible assets, to our reporting unit as of the date of adoption. As our TKK reporting unit’s carrying amount exceeded its fair value, indicating that TKK’s goodwill might be impaired, we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of TKK’s goodwill, determined by allocating TKK’s fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

During the six months ended June 30, 2002, TKK experienced a sustained decline in operations. As a result, we reevaluated our future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. As of June 30, 2002, we determined that our goodwill was impaired and wrote-off the $5.7 million remainder of the goodwill balance. During the three months ended September 30, 2002, we began the liquidation of TKK. As a result of the liquidation of TKK, during the three months ended September 30, 2002, we recorded an operating expense of $377,000 related to the write-off of the remaining net assets of TKK and our eighty percent equity position in TKK. TKK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

(6) Comprehensive Loss

Comprehensive loss includes our net loss as well as foreign currency translation adjustments, recorded net of tax. Comprehensive loss for the three months and six months ending June 30, 2003 and 2002, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(4,205)	$(9,446)	$(6,687)	$(14,795)
Other comprehensive income (loss)—translation adjustments	(96)	(30)	61	(27)

Comprehensive loss	$(4,301)	$(9,476)	$(6,626)	$(14,822)

(7) Segment Information

As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, our chief operating decision-makers are our Chief Executive Officer and our Chief Operating Officer. These officers review financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed is the information presented in the accompanying condensed consolidated statement of operations. We operate in a single reporting segment as our three operating segments, based on geographic regions, have similar economic characteristics.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
North America	$5,893	$5,204	$11,093	$12,527
Europe	225	559	306	1,149
Asia	24	199	524	380

Total	$6,142	$5,962	$11,923	$14,056

Substantially all of our long-lived assets are located in the United States.

(8) Contingencies

        In July, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and others against Interface Systems, Inc. (a company Tumbleweed acquired in 2000) and various additional defendants, including Interface’s prior president and chief executive officer, Robert A. Nero. Plaintiffs’ complaint currently seeks compensatory damages for losses resulting from not selling their Interface stock from March 14, 2000 to the end of March 2000 and for losses from purchases of Interface stock from March 14, 2000 through April 12, 2000. In March 2003, the court dismissed all claims against Interface and dismissed all claims against Mr. Nero, except a breach of fiduciary duty claim to the extent that claim arises from Michigan common law. In April 2003, Mr. Nero filed an answer and a counterclaim against Mr. Zimmer and Congressional Securities, Inc. seeking contribution and indemnity. In June 2003, Mr. Nero filed a motion asking the Court to grant summary judgment in his favor. Because Mr. Nero and Interface are parties to an indemnification agreement, Interface may incur vicarious liability if and to the extent that the court awards damages against Mr. Nero in this lawsuit. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty as a loss is not probable or estimable. An adverse outcome could significantly harm Tumbleweed’s business and operating results.

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, Inc. (a company Tumbleweed acquired in June 2003), alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering through December 6, 2000. It names as defendants Valicert, its former chief executive officer, its chief financial officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to the paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

In June 2003, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured. The accompanying consolidated condensed financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

We believe we do not infringe any valid Entrust patent. If we were to conclude based on additional information that some element of our processes are or might be covered by a valid Entrust patent, we might seek to negotiate and obtain a license from Entrust. If we were unwilling or unable to obtain a license from Entrust, we would remain subject to potential liability for patent infringement. Although we will contest any lawsuit by Entrust vigorously, we cannot make assurances that we will prevail if Entrust were to sue us for infringement of any of the Entrust patents. If any portions of our products were found to be infringing a valid Entrust patent, then we would likely be unable to continue to offer those portions of our products found to be infringing. We could also then be required to pay damages for past infringing use, possibly attorneys’ fees, and possibly treble damages. This could have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows. An estimate cannot be made of the amount of any potential loss related to the Entrust patent, and therefore the accompanying consolidated condensed financial statements do not include a reserve for any potential loss.

In June 2003, Tumbleweed was served with a summons and complaint with respect to a lawsuit filed in the United States District Court for the Southern District of Florida, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s initial public offering) from August 6, 1999 to October 18, 2000. An adverse outcome could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated condensed financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

All costs incurred as a result of these legal proceedings and claims are charged to expense as incurred.

Tumbleweed indemnifies its customers from third party claims of intellectual property infringement relating to the use of its products. Historically, costs related to these guarantees have not been significant and Tumbleweed is unable to estimate the potential impact of these guarantees on its future results of operations.

(9) Recent Accounting Pronouncements

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

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with an exit or disposal activity. SFAS 146 nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under EITF Issue 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. SFAS 146 also established fair value as the objective for initial measurement of liabilities related to exit or disposal activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material impact on our financial position or results of operations.

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

In November 2002, the FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 effective December 31, 2002, and the recognition/measurement requirements of FIN 45 did not have an impact on our financial position or results of operations for the three months and six months ended June 30, 2003.

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

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an entity that issued a financial instrument, classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. We will adopt SFAS 150 on July 1, 2003. We do not expect that the adoption of SFAS 150 will have an impact on our financial position or results of operations.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated condensed financial statements and the accompanying notes to this Quarterly Report on Form 10-Q and Tumbleweed’s Annual Report on Form 10-K for 2002 filed with the SEC, including any amendments to our Annual Report filed with the SEC, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included therein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risks and Uncertainties That You Should Consider Before Investing In Tumbleweed.”

Overview

Tumbleweed is a leading provider of mission-critical Internet communications software products for enterprises and government. Tumbleweed’s solutions are used by companies when e-mail, file transfer or Web communications are mission-critical. By making Internet communications secure, reliable and automated, Tumbleweed’s products help customers significantly reduce their cost of doing business.

Tumbleweed has 600 enterprise customers who use our products to connect with over ten thousand corporations and millions of end-users. Tumbleweed’s market focus is in the financial services, healthcare and insurance, government and enterprise markets. Tumbleweed customers include ABN Amro Bank, Catholic Healthcare West, Bank of America Securities, JP Morgan Chase & Co., The Regence Group (Blue Cross/Blue Shield), Society for Worldwide Interbank Financial Telecommunication (SWIFT), St. Luke’s Episcopal Healthcare System, the US Food and Drug Administration, and the US Navy and Marine Corps.

Tumbleweed’s software solutions are:

•	e-mail firewall to protect companies from “spam” junk e-mail and to implement content filtering for regulatory compliance

•	secure file transfer for automating the transfer of payments files, EDI files, check images and other business-critical information between corporations, banks and processors

•	secure e-mail and document delivery for protecting confidential information such as patient records and financial statements

•	identity validation to authorize users to access secure computing systems and to digitally sign files and transactions

On June 23, 2003, we completed the acquisition of Valicert, Inc. (“Valicert”). The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. Since June 23, 2003, Valicert’s results of operations have been included in our consolidated condensed financial statements. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price of $17.0 million consisted of an exchange of 9,713,634 shares of our common stock with a fair value of $13.0 million, assumed stock options with a fair value of $1.7 million, severances for former Valicert employees of $299,000, and other acquisition-related costs of $2.0 million consisting primarily of payments for investment banking fees, legal fees, financial printing fees, accounting fees, and proxy mailing fees.

In August 2002, Tumbleweed’s Board of Directors approved a program to repurchase up to $10.0 million of our common stock. Although we are not required to purchase any stock under the program, we may purchase shares either in the open market or in negotiated transactions as market and business conditions warrant. The timing and amount of any shares repurchased is determined by our management based on an evaluation of market conditions and other factors. The purchases are made at current market prices or in negotiated transactions off the market and are funded using our working capital. The repurchase program extends over a twelve month period and may be suspended or discontinued at any time. In October 2002, we adopted a 10b5-1 plan, which we renewed in April 2003. This plan allows us to repurchase our stock under our repurchase program during a period in which we are in possession of material non-public information, provided we previously communicated repurchase instructions to our broker at a time when we were not in possession of such material non-public information. The 10b5-1 plan does not increase the aggregate $10.0 million amount authorized for repurchase purposes. During the year ended December 31, 2002, we repurchased 717,500 shares of our common stock for $796,000. We did not repurchase any shares of our common stock during the three and six months ended June 30, 2003.

During 2002, Tumbleweed transitioned from direct sales operations to indirect sales operations in Europe due to sustained declines in the operating results. We are winding down our direct sales operations in Europe and have signed a reseller agreement with a distributor to sell our products and provide technical support to our customers in Europe.

On May 15, 2000, Tumbleweed repurchased from Hikari Tsushin 5% of the outstanding stock of Tumbleweed Communications KK (“TKK”), for a price of approximately $645,000. As a result of this transaction, we owned a controlling interest of TKK and began accounting for TKK under the consolidation method effective April 1, 2000. On August 29, 2000, we repurchased an additional 25% of the outstanding shares of TKK, increasing our ownership position to 80%. During the six months ended June 30, 2002, TKK experienced a sustained decline in operations. As a result, we reevaluated our future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. During the three months ended September 30, 2002, we began the liquidation of TKK. TKK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

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

Revenue Recognition

Tumbleweed derives its revenue from three sources (i) product revenue, which includes license and transaction fees and hosting arrangements (ii) service revenue, which includes support and maintenance, consulting, and training fees; and (iii) intellectual property and other revenue which includes patent license agreement fees and the sale of distribution rights. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

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

Hosting arrangements require customers to pay a one-time fee for the right to use Tumbleweed software and services. Tumbleweed recognizes revenue from hosting arrangements ratably over the service period because the customer does not have the right to take the software. The Company discontinued its hosting effort during the three months ended September 30, 2002.

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

Tumbleweed recognizes revenue from subscriptions to our dynamic anti-spam service ratably over the period of the subscription.

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

Tumbleweed typically grants its customers a warranty that guarantees its products will substantially conform to its current specifications for 60 days from the delivery date. Services to be provided under a warranty are consistent with the services performed under support and maintenance purchased by almost all of Tumbleweed’s customers. Tumbleweed provides for the estimated cost of product and service warranties based on specific warranty claims received, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Historically, costs related to warranty claims not covered by a support and maintenance agreement have not been significant.

Valuation of Allowance for Doubtful Accounts

Tumbleweed maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We must make estimates of the collectibility of our accounts receivables. We specifically analyze accounts receivable, including review of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, aging of the balance and estimated collectibility percentages for different aging ranges, geographic and industry mix, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was 22% and 30% of our gross receivables as of June 30, 2003 and December 31, 2002, respectively.

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

During 2000, Tumbleweed made investments in two non-publicly traded companies of $977,000 and $3.0 million. The investments were carried at cost on our balance sheet as we hold less than 20% of the voting equity and do not have the ability to exercise significant influence. We monitored these investments for impairment and made appropriate reductions in carrying values when necessary. We recorded expenses of $88,000 in the three months ended June 30, 2002 to recognize an other-than-temporary impairment in the value of these investments. As of December 31, 2002 we had no remaining assets on our balance sheet relating to these investments.

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

SFAS 142 became effective on January 1, 2002 and as a result, Tumbleweed ceased amortizing approximately $6.7 million of goodwill. In connection with SFAS 142’s transitional goodwill impairment evaluation, Tumbleweed assessed whether there was an indication that goodwill recorded in connection with our acquisition of TKK was impaired as of the date of adoption. To accomplish this, we determined the carrying value of our reporting unit by assigning our assets and liabilities, including the existing goodwill and intangible assets, to our reporting unit as of the date of adoption. As our TKK reporting unit’s carrying amount exceeded its fair value, indicating that TKK’s goodwill might be impaired, we performed the second step of the transitional impairment test. In the second step, we compared the implied fair value of TKK’s goodwill, determined by allocating TKK’s fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations.

During the six months ended June 30, 2002, TKK experienced a sustained decline in operations. As a result, we revaluated our future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. As of June 30, 2002, we determined that our goodwill was impaired and wrote-off the $5.7 million remainder of the goodwill balance. During the three months ended September 30, 2002, we began the liquidation of TKK. As a result of the liquidation of TKK, during the three months ended September 30, 2002, we recorded an operating expense of $377,000 related to the write-off of the remaining net assets of Tumbleweed Communications KK and our eighty percent equity position in TKK. TKK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 2003 and 2002

Revenue. Revenue, which consists of product revenue, services revenue and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or collectibility is in doubt, and/or for which the product or service has not yet been delivered. Product revenue consists of license and transaction fees. Service revenue includes support and maintenance, consulting, and training fees. Intellectual property and other revenue consists of patent license agreement fees and the sale of distribution rights. Total revenue for the three months ended June 30, 2003 increased to $6.1 million from $6.0 million for the same three months in 2002. The increase in total revenue was primarily due to a $656,000 increase in license revenue and a $175,000 increase in intellectual property and other revenue, offset by a $672,000 decrease in transaction-based license revenue. Notwithstanding the favorable impact of revenue related to the acquisition of Valicert, total revenue for the six months ended June 30, 2003 decreased to $11.9 million from $14.1 million for the same six months in 2002. The decrease in total revenue was primarily due to a $1.4 million decrease in transaction-based license revenue and a $456,000 decrease in intellectual property and other revenue. For the three months ended June 30, 2003 and 2002, respectively, no single customer comprised 10% or more of our revenue. For the six months ended June 30, 2003, no single customer comprised 10% or more of our revenue. For the six months ended June 30, 2002, one customer comprised approximately 11% of our revenue. For the three months ended June 30, 2003 and 2002, five customers comprised approximately 22% and 24% of our revenue, respectively. For the six months ended June 30, 2003 and 2002, five customers comprised approximately 19% and 30% of our revenue, respectively.

Product revenue for the three months ended June 30, 2003 at $3.3 million was approximately the same as for the same three months in 2002. Product revenue for the six months ended June 30, 2003 decreased to $5.9 million from $7.9 million for the same six months in 2002. The decrease of $2.0 million in product revenue was primarily due to a decrease in transaction and subscription revenue. Transaction-based license revenue decreased by $1.4 million in the six months ended June 30, 2003, reflecting a shift from a transaction-based model, in which fees are based on the volume of transactions or contractual minimum volumes and revenue is recognized when fees are due and payable during those months where transaction volume does not exceed the designated minimums, to a perpetual license model. Transaction-based license revenue decreased to $345,000 from $1.8 million and we expect transaction-based license revenue to continue to decrease in the future. As part of this transition, many of our former transaction-based customers have purchased software licenses with associated support and maintenance contracts. Subscription revenue decreased by $264,000 in the six months ended June 30, 2003 due to a reduction in new subscription contracts and some subscription customers converting to perpetual licenses.

Services revenue for the three months ended June 30, 2003 at $2.6 million was approximately the same as for the same three months in 2002. Service revenue for the six months ended June 30, 2003 increased to $5.5 million from $5.1 million for the same six months in 2002. The increase in services revenue was due to a $767,000 increase in maintenance revenue from our installed customer base. This was partially offset by a $405,000 decrease in consulting revenue. During 2002, Tumbleweed transitioned its consulting services from a business in which Tumbleweed provided secure messaging consulting services to enterprises that used Tumbleweed and non-Tumbleweed products to a business in which Tumbleweed provided consulting services, focused on installation, implementation and data migration, to customers who purchased Tumbleweed products. Thus, Tumbleweed reduced the number of consulting projects for which we bid. Tumbleweed decided to make this transition to improve consumer satisfaction through shortened deployment cycles and to reduce consulting costs. As a result, Tumbleweed reduced the number of revenue-generating projects and revenue generating consultants throughout 2002 and 2003. Tumbleweed expects consulting revenue to continue to decline in 2003 as Tumbleweed continues this transition.

Intellectual property and other revenue increased to $250,000 in the three months ended June 30, 2003 from $75,000 for the same three months in 2002. The increase in intellectual property and other revenue was due to no new patent license agreements signed in the three months ended June 30, 2002. Intellectual property and other revenue decreased to $531,000 in the six months ended June 30, 2003 from $987,000 for the same three months in 2002. The decrease was due to two large patent license agreements signed in the three months ended March 31, 2002, with no comparable deals in the same three months in 2003.

Cost of Revenue. Cost of revenue is comprised of product license costs and service costs and the amortization of intangible assets relating to the Valicert acquisition. Product license cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products. Service costs are comprised primarily of employee and employee-related costs related to customer support and consulting and contract development projects with third parties. Amortization of intangible assets is comprised of the amortization of intangible assets related to the acquisition of Valicert and attributable to license purchase orders and core/developed technology.

Total cost of revenue for the three months ended June 30, 2003 decreased to $1.5 million from $1.9 million for the same three months in 2002 primarily due to a decrease in employees and related employee costs, including salary reductions, partially offset by $317,000 of amortization of intangible assets in the three months ended June 30, 2003, due to the acquisition of Valicert. The decrease in employees was driven by our increased focus regarding the direct implementation and development of our core products, and the transition from direct sales operations to indirect sales operations in Europe and Japan that eliminated our professional services headcount in those regions. Overall, employee-related costs decreased by $400,000. The remainder of the decrease in total cost of revenue was due to reductions in allocated overhead charges, depreciation expense, and third-party consulting expenses. Allocated overhead charges decreased by $149,000 due to a reduction in our allocable cost base caused by our reduction in information technology spending and our reduction in facility costs. Depreciation expense decreased by $96,000 due to some of our assets becoming fully depreciated in 2002 and 2003, and lower capital expenditures in 2002 and 2003 as compared to 2001 and 2000. Consulting expenses decreased by $67,000 due to our decision to terminate our data center service in the second half of 2002. This decision reduced consulting expenses used to support this service. Total cost of revenue for the six months ended June 30, 2003 decreased to $3.0 million from $4.0 million for the same six months in 2002, primarily due to a reduction in payroll costs driven by decreased headcount. Total cost of revenue is expected to increase in the second half of 2003, primarily due to the acquisition of Valicert.

Research and Development Expenses. Research and development expenses are comprised of employee and employee-related costs and other costs required for the development of our applications, quality assurance, and testing. Research and development expenses for the three months ended March 31, 2003 decreased to $2.1 million from $2.4 million for the same three months in 2002. The decrease in research and development expenses was primarily due to our increased outsourced development of non-core products as we have focused our internal engineering resources on our solutions that have the most compelling customer demand. The increase in our outsourced research and development led to a decrease in the number of engineering employees, prior to the acquisition of Valicert, which, along with salary reductions, reduced related employee-related costs by $356,000. Research and development expenses also decreased due to a reduction in allocated overhead charges of $383,000. These decreases were partially offset by an increase in third-party consulting expenses due to our increased outsourced development of non-core products. We believe that our investment in research and development is required to remain competitive and therefore expect to increase resource levels in the second half of 2003, attributable, in part, to the acquisition of Valicert. Research and development expenses for the six months ended June 30, 2003 decreased to $4.0 million from $5.6 million for the same six months in 2002, primarily due to a reduction in payroll costs, driven by decreased headcount, and reduced allocated overhead charges.

Sales and Marketing Expenses. Sales and marketing expenses are comprised of salaries, commissions, travel expenses, other related employee costs, and costs associated with marketing programs. Sales and marketing expenses for the three months ended June 30, 2003 decreased to $3.3 million from $5.2 million for the same three months in 2002. The decrease in sales and marketing expenses was primarily due to a decrease in the number of employees, prior to the acquisition of Valicert, and related employee costs, including salary reductions, as well as a $337,000 reduction in allocated overhead charges, a decrease in marketing programs, and reductions in office expense and depreciation expense. The decrease in headcount was primarily due to the transition from direct sales operations to indirect sales operations in Europe and Japan, which eliminated our sales and marketing employees in those regions, prior to the acquisition of Valicert, as well as a shift in our sales focus towards our target e-mail firewall and secure file transfer solutions in target industries which allowed us to reduce the number of direct sales representatives and sales support employees in North America. This decline in employees decreased employee-related costs by $841,000. Marketing programs decreased by $243,000 due to more focused marketing efforts in North America and a lesser number of products, prior to the acquisition of Valicert. Office expense decreased by $228,000 and depreciation expense decreased by $116,000, both primarily due to the transition from direct sales operations to indirect sales operations in Europe and Japan. Sales and marketing expenses for the six months ended June 30, 2003 decreased to $6.7 million from $10.9 million for the same six months in 2002, primarily due to a reduction in payroll costs, driven by decreased headcount and the transition from direct sales operations to indirect sales operations in Europe and Japan, and reduced allocated overhead charges. Total sales and marketing expenses are expected to increase in the second half of 2003, primarily due to the acquisition of Valicert.

General and Administrative Expenses. General and administrative expenses consist primarily of employee and employee-related and support costs for our administrative, finance, legal, and human resources departments as well as public reporting costs, bad debt expense, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended June 30, 2003 increased to $1.5 million from $798,000 for the same three months in 2002. The increase in general and administrative expenses was primarily due to increases in legal fees, directors and officers insurance, and bad debt expense. Legal fees increased by $370,000 due to increased intellectual property enforcement efforts. Directors and officers insurance expense increased by $52,000 due to an increase in our premiums. Bad debt expense increased by $49,000 due to an increase in the size of our receivables portfolio. We believe that the enforcement and protection of our intellectual property is important to our business and we expect to continue to incur costs related to the enforcement and protection of our intellectual property in the second half of 2003. General and administrative expenses for the six months ended June 30, 2003 increased to $2.9 million from $2.4 million for the same three months in 2002, primarily due to an increase in legal expenses.

Stock-based Compensation Expense. Stock-based compensation expense was recorded in connection with the amortization of deferred stock compensation recorded as a result of grants of stock options to non-employees and employees at exercise prices less than the fair value on the grant date and the vesting acceleration of stock options approved for certain employees, net of credits related to stock options granted to employees who were later terminated. Stock-based compensation expense for the three months ended June 30, 2003 increased to $15,000 from $(367,000) for the same three months in 2002. Stock-based compensation expense for the six months ended June 30, 2003 increased to $49,000 from $(105,000) for the same six months in 2002. The credit to stock-based compensation expense in the three and six months ended June 20, 2002 was the result of the termination of certain employees whose options had not yet vested in the three and six months ending June 30, 2002.

Impairment of Goodwill. In connection with SFAS 142’s transitional goodwill impairment evaluation, Tumbleweed assessed whether there was an indication that goodwill recorded in connection with its acquisition of TKK was impaired as of the date of adoption. To accomplish this, Tumbleweed determined the carrying value of its reporting unit by assigning its assets and liabilities, including the existing goodwill and intangible assets, to Tumbleweed’s reporting unit as of the date of adoption. As our TKK reporting unit’s carrying amount exceeded its fair value, we compared the implied fair value of TKK goodwill, determined by allocating TKK fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations. During the six months ended June 30, 2002, Tumbleweed Communications KK experienced a sustained decline in operations. As of June 30, 2002, Tumbleweed determined that its goodwill was impaired and wrote-off the $5.7 million remainder of the goodwill balance.

Amortization of intangible assets and write-off of in-process research and development. Amortization of intangible assets was $20,000 for the three months ended June 30, 2003. Write-off of in-process research and development was $100,000 for the three months ended June 30, 2003. Amortization of intangible assets and write-off of in-process research and development resulted from the acquisition of Valicert. In-process research and development was fully written off during the three months ended June 30, 2003. The remaining intangible assets will be amortized over their estimated useful lives of three to five years.

Merger-related and other expenses. Merger-related and other expenses of $1.9 million for the three and six months ended June 30, 2003, consist of $891,000 of severances for Tumbleweed employees terminated in connection with the Valicert acquisition and a $996,000 charge related to the fair value of anticipated losses on an operating lease. The operating lease was assumed by Tumbleweed during the acquisition of Interface, Inc. in 2000 and covers approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with quarterly rent payments of approximately $60,000. This office space had been subleased to a tenant who was providing us with quarterly rent payments of approximately $60,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. We expect to continue to incur merger-related and other expenses in the second half of 2003 as we incur costs related to the integration of Tumbleweed and Valicert. There were no merger-related and other expenses for the three and six months ended June 30, 2002.

Other income, net. Other income, net, is primarily comprised of interest income earned on investment securities. Other income, net, for the three months ended June 30, 2003 decreased to $51,000 from $327,000 for the same three months in 2002. The decrease in other income, net, is primarily due to the decline in interest rates and a reduction in our cash balances relative to the year-earlier period and a minority interest credit during the three months ended June 30, 2002. During the three months ended June 30, 2002, we recorded a $54,000 minority interest credit related to the loss recognized by TKK in that quarter. TK ceased operations in August 2002 and formally declared bankruptcy in December 2002. As a result, there was no minority interest impact to our financial statements in the three months ended June 30, 2003. Other income, net, for the six months ended June 30, 2003 decreased to $65,000 from $734,000 for the same six months in 2002, primarily due to the decline in interest rates and a reduction in our cash balances relative to the year-earlier period and a minority interest credit of $203,000 during the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of June 30, 2003, we had approximately $25.9 million in cash and cash equivalents.

Net cash used in operating activities for the six months ended June 30, 2003 decreased to $3.8 million from $7.8 million for the same six months in 2002. Cash used in operating activities was primarily the result of our net operating loss of $6.7 million and adjustments to reconcile net loss to net cash used in operating activities including depreciation and amortization of $1.0 million, write-off of in-process research and development of $100,000, a decrease in current and other assets of $933,000, and an increase in accrued merger-related expenses of $541,000. The decrease in net cash used in operating activities from the same six months in 2002 is primarily due to the $8.1 million reduction in our net loss for the six months ended June 30, 2003, offset by a $5.7 million non-cash charge for impairment of goodwill recorded in the six months ended June 30, 2002, and a reduction in depreciation and amortization of $464,000 during the six months ended June 30, 2003.

Net cash provided by investing activities for the six months ended June 30, 2003 was $425,000. Net cash used in investing activities was $155,000 for the same six months in 2002. Net cash provided by investing activities for the six months ended June 30, 2003 was comprised of the acquisition of Valicert, net of cash acquired, and offset by purchases of property and equipment. Net cash used in investing activities for the six months ended June 30, 2002 was comprised of purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2003 was $15,000. Net cash provided by financing activities for the six months ended June 30, 2002 was $99,000 for the same six months in 2002. Net cash used in financing activities was for the six months ended June 30, 2003 was primarily the result of payments of borrowings and other long-term liabilities, offset by proceeds from the issuance of equity securities under our stock option plans. Net cash provided by financing activities for the six months ended June 30, 2002 was primarily the result of proceeds from the issuance of equity securities under our stock option and employee stock purchase plans, reduced by payments of borrowings. Our employee stock purchase plan was discontinued in 2002.

As of June 30, 2003, Tumbleweed’s principal commitments consisted of obligations related to outstanding operating leases, unconditional purchase obligations consisting of contractually committed third-party royalty and consulting payments, and debt obligations assumed during the acquisition of Valicert. We do not anticipate a substantial increase in capital expenditures in the immediate future. We also do not anticipate an increase in operating lease obligations.

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

As a result of the Interface acquisition, Tumbleweed assumed an operating lease covering approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with current quarterly rent payments of approximately $60,000. This office space had been subleased to a tenant who was providing us with quarterly rent payments of approximately $60,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. In the three months ended June 30, 2003, Tumbleweed recognized a charge of $996,000 related to potential losses on this lease. We are currently attempting to find a new sublessee.

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

Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, the resources devoted to the development of our products and services and the resources devoted to sales and marketing. We have decreased our spending on capital expenditures in recent quarters and do not anticipate increases in capital expenditures in the immediate future. We believe that our existing capital resources should enable us to maintain our current and planned operations for at least the next 12 months. Although Tumbleweed believes it has sufficient cash and cash equivalents to fund its operations for at least the twelve months, Tumbleweed may have insufficient cash reserves to fund its operations thereafter. As of June 30, 2003, Tumbleweed had cash and cash equivalents of $25.9 million and had incurred cumulative net losses since inception of $276.8 million. Tumbleweed’s current cash reserves, especially in light of Tumbleweed’s $10.0 million stock repurchase program authorized in August of 2002 to the extent repurchases are effected, may be insufficient if Tumbleweed experiences either lower than expected revenues or extraordinary or unexpected cash expenses. Tumbleweed’s capital reserves will also be affected by the costs of the merger with Valicert and the ongoing capital requirements of that business. While Tumbleweed expects to reduce the cash requirements of the combined companies following the merger through employee and related expense savings, Tumbleweed may be unable to do so. Funding, if needed, however may not be available on acceptable terms or at all. If adequate funds are not available, Tumbleweed may be required to curtail significantly or defer one or more of Tumbleweed’s operating goals or programs, or take other steps that could harm Tumbleweed’s business or future operating results.

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

In August 2002, Tumbleweed’s Board of Directors approved a program to repurchase up to $10.0 million of our common stock. Although we are not required to purchase any stock under the program, we may purchase shares either in the open market or in negotiated transactions as market and business conditions warrant. The timing and amount of any shares repurchased is determined by our management based on an evaluation of market conditions and other factors. The purchases are made at current market prices or in negotiated transactions off the market and are funded using our working capital. The repurchase program extends over a twelve month period and may be suspended or discontinued at any time. In October 2002, we adopted a 10b5-1 plan, which we renewed in April 2003. This plan allows us to repurchase our stock under our repurchase program during a period in which we are in possession of material non-public information, provided we previously communicated repurchase instructions to our broker at a time when we were not in possession of such material non-public information. The 10b5-1 plan does not increase the aggregate $10.0 million amount authorized for repurchase purposes. During the year ended December 31, 2002 we repurchased 717,500 shares of our common stock for $796,000. We did not repurchase any shares of our common stock during the six months ended June 30, 2003.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of June 30, 2003, are as follows (in thousands):

	2003	2004	2005	2006	2007	After 2007	Total
Debt obligations	$566	$366					$932
Operating leases	1,257	2,124	371	260	260	3,207	7,479
Unconditional purchase obligations	1,054	—	—	—	—	—	1,054

Total	$2,877	$2,490	$371	$260	$260	$3,207	$9,465

The amounts above will be offset by sublease payments of $51,000 in 2003 and $104,000 in 2004.

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED.

Tumbleweed has a history of losses and may experience continued losses.

Tumbleweed’s prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in new and rapidly evolving technology markets like Tumbleweed’s. Tumbleweed incurred net losses of $20.9 million, $114.2 million, and $69.8 million in 2002, 2001, and 2000, respectively. As of June 30, 2003, Tumbleweed had incurred cumulative net losses of $276.8 million.

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

Although Tumbleweed believes it has sufficient cash and cash equivalents to fund its operations of Tumbleweed for at least the next twelve months, Tumbleweed may have insufficient cash reserves to fund the combined operations thereafter. As of June 30, 2003, Tumbleweed had cash and cash equivalents of $25.9 million and had incurred cumulative net losses since inception of $276.8 million. Tumbleweed’s current cash reserves, especially in light of Tumbleweed’s $10.0 million stock repurchase program authorized in August of 2002 to the extent repurchases are effected, may be insufficient if Tumbleweed experiences either lower than expected revenues or extraordinary or unexpected cash expenses. Tumbleweed’s capital reserves will also be affected by the merger with Valicert and the ongoing capital requirements of that business. Although Tumbleweed expects to reduce the cash requirements of the combined companies following the merger through employee and related expense reductions, Tumbleweed may be unable to do so. Funding, if needed, may not be available on acceptable terms or at all. If adequate funds are not available, Tumbleweed may be required to curtail significantly or defer one or more of Tumbleweed’s operating goals or programs, or take other steps that could harm Tumbleweed’s business or future operating results.

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

The loss of one or more of Tumbleweed’s major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm Tumbleweed’s future revenue and prospects. For the three months ended June 30, 2003 and 2002, respectively, no single customer comprised 10% or more of our revenue. For the six months ended June 30, 2003, no single customer comprised 10% or more of our revenue. For the six months ended June 30, 2002, one customer comprised approximately 11% of our revenue. For the three months ended June 30, 2003 and 2002, five customers comprised approximately 22% and 24% of our revenue, respectively. For the six months ended June 30, 2003 and 2002, five customers comprised approximately 19% and 30% of our revenue, respectively.

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

In January 2001, Tumbleweed announced a restructuring of its business, which included a reduction in force and the closure of three international locations. Since that time Tumbleweed has reduced its work force from more than 400 employees to approximately 210 employees and has engaged in other ongoing measures to reduce expenses and establish an enterprise that is appropriate for Tumbleweed’s expected revenue levels. The planning and implementation of these efforts have placed, and may continue to place, a significant strain on Tumbleweed’s managerial, operational, financial and other resources. Additionally, the actions undertaken to restructure the business may negatively affect Tumbleweed’s revenue stream, customer satisfaction, employee turnover, recruiting and retention of important employees. If Tumbleweed experiences difficulties in carrying out the restructuring, Tumbleweed’s expenses could increase more quickly than Tumbleweed expects. If Tumbleweed finds that the actions taken to date did not sufficiently decrease Tumbleweed’s expenses, Tumbleweed may find it necessary to implement further streamlining of Tumbleweed’s expenses, to perform additional reductions in Tumbleweed’s headcount or to undertake additional restructurings of Tumbleweed’s business.

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

In addition, on April 23, 2003, Tumbleweed received a letter from CoreStreet, Ltd. in which CoreStreet, Ltd. indicated it had filed a patent infringement action against Valicert, Inc., which was later acquired by Tumbleweed. Notwithstanding the letter, CoreStreet has not served a summons or complaint upon Tumbleweed or Valicert. In addition, future patents may issue to third parties which Tumbleweed may infringe. It may be time consuming and costly to defend Tumbleweed against any of these claims and Tumbleweed may not prevail. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could block Tumbleweed’s ability to further develop or commercialize some or all of Tumbleweed’s products in the United States and abroad. In the event of a claim of infringement, Tumbleweed may be required to obtain one or more licenses from or pay royalties to third parties. Tumbleweed may be unable to obtain any such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain such license could harm Tumbleweed’s business.

Tumbleweed is currently suing several third parties for patent infringement, which will result in substantial litigation costs and ultimately may not result in additional revenue to Tumbleweed or a favorable judicial determination.

Since 1999 Tumbleweed has aggressively pursued cases of potential infringement by third parties of the Tumbleweed patents and other intellectual property rights. In this regard, Tumbleweed is currently suing eBay Inc. and Ticketmaster. The enforcement process is costly and requires significant management attention. These costs generally are expensed during the period incurred, and the costs of pursuing the litigation may not be directly matched with the related licensing or settlement revenue, if any. In addition, Tumbleweed’s enforcement of its rights may increase the risk of adverse claims, with or without merit, which could be time consuming to defend, result in costly litigation, divert management’s attention and resources, limit the use of Tumbleweed’s services, or require Tumbleweed to enter into royalty or license agreements. In addition, such counter-claims asserted by these third parties may be found to be valid and could result in an injunction or damages against Tumbleweed. Tumbleweed’s ability to prevail in this litigation is inherently uncertain, and if Tumbleweed were subject to an adverse judicial determination, Tumbleweed’s ability to protect its products and to secure related licensing or settlement revenue could be lost.

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

In June 2003, Tumbleweed was served with a summons and complaint with respect to a lawsuit filed in the United States District Court for the Southern District of Florida, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s initial public offering) from August 6, 1999 to October 18, 2000. An adverse outcome could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated condensed financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time. An adverse outcome could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results.

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

The Nasdaq Stock Market has quantitative maintenance criteria for the continued listing of common stock on the Nasdaq National Market. The requirements include maintaining a minimum bid price per share of $1. As of August 12, 2003, Tumbleweed was in compliance with all Nasdaq National Market listing requirements. However, there have been recent periods when the closing bid price per share for Tumbleweed’s common stock has dropped below $1. Although Tumbleweed’s bid price has generally been above $1 per share, if the bid price of Tumbleweed’s common stock price slips below $1 per share for more than 30 trading days, Tumbleweed may be required to effect a reverse stock split or become subject to a delisting action of Tumbleweed’s common stock on The Nasdaq National Market. Tumbleweed may nonetheless be unable to comply with the quantitative maintenance criteria or any of The Nasdaq National Market’s listing requirements and other rules in the future. If Tumbleweed fails to maintain continued listing on The Nasdaq National Market and must move to a market with less liquidity, Tumbleweed’s financial condition could be harmed and its stock price may decline. If Tumbleweed were to be delisted, it could have a material adverse effect on the market price of, and the liquidity of the trading market for, Tumbleweed’s common stock.

The combined company must succeed in the Internet business communications system market if it is to realize the expected benefits of the Tumbleweed-Valicert merger.

The combined company’s strategic plan depends upon the successful development and introduction of products and solutions that address the needs of the Internet business communication systems market. In order for the combined company to succeed in this developing market, it must align strategies and objectives and focus a significant portion of its resources towards serving this market. The challenges involved in this integration include the following:

•	coordinating software development operations in a rapid and efficient manner to ensure timely release of products to market;

•	combining product offerings and product lines quickly and effectively;

•	successfully managing difficulties associated with transitioning current customers to new product lines;

•	demonstrating to our customers that the merger will not result in adverse changes in customer service standards or business focus;

•	retaining key alliances;

•	motivating and retaining the employees of the combined company, particularly key management, technical, sales and customer support personnel; and

•	persuading our employees that Tumbleweed’s and Valicert’s business cultures are compatible.

In addition, the combined company’s success in this new market will depend on several factors, many of which are outside the combined company’s control, including:

•	growth, if any, of the Internet business communication systems market;

•	deployment of the combined company’s products by enterprises;

•	promotion of the combined company’s products by partners and resellers; and

•	the emergence of substitute technologies and products.

The failure of the combined company to succeed in this market would significantly harm its business and prevent it from realizing the anticipated benefits of the merger.

If the combined company is not able to rapidly and successfully combine the two previously separate businesses, anticipated benefits of the merger may not be realized, and future operating results may be adversely affected.

        The Tumbleweed-Valicert merger will not achieve the anticipated benefits unless Tumbleweed successfully combines its operations with those of Valicert and integrates the two companies’ product solutions in a timely manner. Integrating Tumbleweed and Valicert will be a complex, time consuming and expensive process and may result in revenue disruption and operational difficulties. The combined company may have difficulty retaining the customers of the combined businesses and assimilating and retaining personnel. In addition, the integration of the operations and systems of the two companies and the realization of potential increased efficiencies may prove difficult and may cause management’s attention to be diverted from other business concerns. These and other difficulties associated with the merger may lead to potential adverse effects on the business and operating results of the combined company.

The product integration efforts with Tumbleweed and Valicert products may be hindered by a variety of technical factors that could adversely affect future operating results.

        The combination of products from each company may result in unanticipated architectural incompatibilities that would require additional time and engineering resources to resolve. The identification and resolution of any previously divergent technical standards used by each company’s personnel, as well as the implementation of common product development practices and standards, may result in unanticipated product development delays. In addition, the installation of integrated or complementary software products at each company’s customer sites may result in difficulties associated with customer-specific installation processes. The occurrence of any of these events could adversely affect future operating results of the combined company.

If the combined company fails to efficiently combine Valicert’s and Tumbleweed’s sales and marketing forces, its sales could suffer.

        The combined company may experience delay or other disruption in sales and marketing in connection with its efforts to integrate the two companies. In particular, because the two companies had two previously separate sales forces, including the sales channels used by Valicert, the combined company may be unable to efficiently or effectively correct such disruption or achieve its sales and marketing objectives after integration. Any such disruptions could cause the combined company to fail to achieve the anticipated benefits of the merger and could adversely affect future operating results of the combined company.

The significant costs associated with the merger may not prove to be justified in light of the benefits ultimately realized and could adversely affect future liquidity and operating results.

        The significant costs associated with the merger may not prove to be justified in light of the benefits ultimately realized and could adversely affect future liquidity and operating results.

Tumbleweed’s international business exposes Tumbleweed to additional risks that may result in future additional costs or limit the market for product sales.

        Products and services provided to Tumbleweed’s international customers accounted for a substantial portion of revenues during the prior quarters. Conducting business outside of the United States subjects Tumbleweed to additional risks, including:

•	changes in regulatory requirements;

•	reduced protection of intellectual property rights;

•	evolving privacy laws;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	problems in collecting accounts receivable; and

•	difficulties in authenticating customer information.

        Managing these risks may subject Tumbleweed to additional costs that may not be justified in light of the market opportunity, and the inability to comply with or manage foreign laws and related risks may preclude or limit sales in foreign jurisdictions. In addition, the recent outbreak of severe acute respiratory syndrome, or SARS, that began in China, Hong Kong, Singapore and Vietnam may have a negative impact on Tumbleweed’s operations by factors such as reduced sales in international channels.

Tumbleweed must maintain and enter into new collaborative agreements in order to implement its business plan, and the inability to do so could adversely affect future operating results.

        One of Tumbleweed’s objectives is to enter into strategic or other similar collaborative alliances in order to reach a larger customer base than Tumbleweed could reach through Tumbleweed’s direct sales and marketing efforts. Tumbleweed will need to maintain or enter into additional strategic alliances to execute Tumbleweed’s business plan. If Tumbleweed is unable to maintain Tumbleweed’s strategic alliances or enter into additional strategic alliances, Tumbleweed’s business would be materially harmed. Tumbleweed has entered into technology, marketing and distribution agreements with several companies. Tumbleweed may be unable to leverage the brand and distribution power of these agreements to increase the adoption rate of Tumbleweed’s technology. Tumbleweed has been establishing agreements to ensure that third-party solutions are interoperable with Tumbleweed’s software products and services. To the extent that Tumbleweed’s products are not interoperable or Tumbleweed’s agreements choose not to integrate Tumbleweed’s technology into their offerings, the adoption of Tumbleweed’s software products and outsourced services would be inhibited. Furthermore, agreements Tumbleweed’s success will depend in part on the ultimate success of other parties to these agreements. Tumbleweed’s existing agreements do not, and any future agreements may not, grant Tumbleweed exclusive marketing or distribution rights. In addition, the other parties may not view their agreements with Tumbleweed as significant for their own businesses. Therefore, these parties could reduce their commitment to Tumbleweed at any time in the future. These parties could also pursue alternative technologies or develop alternative products and services, either on their own or in collaboration with others, including Tumbleweed’s competitors. Should any of these developments occur, Tumbleweed’s business will be harmed.

Tumbleweed’s success depends on its ability to grow and develop its direct sales and indirect distribution channels and the inability to do so could adversely affect future operating results.

        Tumbleweed’s failure to grow and develop Tumbleweed’s direct sales channel and increase the number of Tumbleweed’s indirect distribution channels could have a material adverse effect on Tumbleweed’s business, operating results and financial condition. Tumbleweed must increase the number of strategic and other third-party relationships with vendors of Internet-related systems and application software, resellers and systems integrators. Tumbleweed’s existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies.

Tumbleweed relies on public key cryptography and other security techniques that could be breached, resulting in reduced demand for Tumbleweed’s products and services.

        A requirement for the continued growth of electronic commerce is the secure transmission of confidential information over public networks. Tumbleweed relies on public key cryptography, an encryption method that utilizes two keys, a public and private key, for encoding and decoding data, and on digital certificate technology, to provide the security and authentication necessary for secure transmission of confidential information. Regulatory and export restrictions may prohibit Tumbleweed from using the strongest and most secure cryptographic protection available, and thereby may expose Tumbleweed or Tumbleweed’s customers to a risk of data interception. A party who is able to circumvent Tumbleweed’s security measures could misappropriate proprietary information or interrupt Tumbleweed’s or Tumbleweed’s customers’ operations. Any compromise or elimination of Tumbleweed’s security could result in risk of loss or litigation and possible liability and reduce demand for Tumbleweed’s products and services.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tumbleweed currently does not use financial instruments to hedge operating expenses in Hong Kong, India, Japan, the Netherlands, Switzerland, or the United Kingdom which are denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

Tumbleweed does not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

Interest Rate Sensitivity

The primary objective of Tumbleweed’s investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of June 30, 2003, none of our cash equivalents were subject to market risk.

ITEM 4—CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.    The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)  Internal Controls Over Financial Reporting.    There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and others against Interface Systems, Inc. (a company Tumbleweed acquired in 2000) and various additional defendants, including Interface’s prior president and chief executive officer, Robert A. Nero. Plaintiffs’ complaint currently seeks compensatory damages for losses resulting from not selling their Interface stock from March 14, 2000 to the end of March 2000 and for losses from purchases of Interface stock from March 14, 2000 through April 12, 2000. In March 2003, the court dismissed all claims against Interface and dismissed all claims against Mr. Nero, except a breach of fiduciary duty claim to the extent that claim arises from Michigan common law. In April 2003, Mr. Nero filed an answer and a counterclaim against Mr. Zimmer and Congressional Securities, Inc. seeking contribution and indemnity. In June 2003, Mr. Nero filed a motion asking the Court to grant summary judgment in his favor. Because Mr. Nero and Interface are parties to an indemnification agreement, Interface may incur vicarious liability if and to the extent that the court awards damages against Mr. Nero in this lawsuit. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty as a loss is not probable or estimable. An adverse outcome could significantly harm Tumbleweed’s business and operating results.

In June 2003, Tumbleweed was served with a summons and complaint with respect to a lawsuit filed in the United States District Court for the Southern District of Florida, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s initial public offering) from August 6, 1999 to October 18, 2000. An adverse outcome could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated condensed financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

Although Tumbleweed believes these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending the lawsuits could harm future operating results.

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, Inc. (a company Tumbleweed acquired in June 2003), alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering through December 6, 2000. It names as defendants Valicert, its former chief executive officer, its chief financial officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to the paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

In June 2003, Valicert accept a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured. The accompanying consolidated condensed financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

In May 2002, Tumbleweed sued PayPal, Inc. alleging infringement of our U.S. Patent No. 5,790,790 and our U.S. Patent No. 6,192,407. In May 2002 PayPal filed an answer and counterclaims denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. In September 2002, we filed a First Amended Complaint that added eBay, Inc. as a defendant. Both PayPal and eBay filed an answer and counterclaims to the First Amended Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. In January 2003, we filed a Second Amended Complaint that added a cause of action against each of PayPal and eBay for infringement of our U.S. Patent No. 6,487,599, which the U.S. Patent and Trademark Office granted to us after we had filed the First Amended Complaint. Both PayPal and eBay filed an answer and counterclaims to the Second Amended Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. The Court held a claim construction hearing on July 18, 2003. This litigation is scheduled for trial in September 2004.

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

In February 2003, Tumbleweed sued Ticketmaster alleging infringement of three of our U.S. Patents, Nos. 5,790,790, 6,192,407, and 6,487,599. In March 2003 Ticketmaster filed an answer to our Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. This litigation is scheduled for trial in August 2004.

In June 2003, Tumbleweed executed a settlement agreement with respect to the lawsuit it had filed against Yahoo!, Inc. and HSBC Bank USA, alleging infringement of our U.S. Patent Nos. 5,790,790, 6,192,407, and 6,487,599. The parties dismissed the lawsuit in July 2003.

In June 2003, Tumbleweed executed a settlement agreement with respect to the lawsuit it had filed against Ameritrade, Inc., alleging infringement of two of our U.S. Patents, Nos. 6,192,407, and 6,529,956. The parties dismissed the lawsuit in July 2003.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit 2.1(1)	Agreement and Plan of Reorganization and Merger by and among Tumbleweed Communications Corp., Velocity Acquisition Sub, Inc. and Valicert, Inc., dated as of February 18, 2003

Exhibit 10.1(2)	Offer Letter, dated February 18, 2003, between John Vigouroux and Tumbleweed Communications Corp.

Exhibit 10.2(2)	Offer Letter, dated February 18, 2003, between David Jevans and Tumbleweed Communications Corp.

Exhibit 10.3(2)	Offer Letter, dated February 18, 2003, between Srinivasan Krishnan and Tumbleweed Communications Corp.

Exhibit 10.4(2)	Offer Letter, dated February 18, 2003, between Tim Conley and Tumbleweed Communications Corp.

Exhibit 10.5(2)	Offer Letter, dated February 18, 2003, between Denis Brotzel and Tumbleweed Communications Corp.

Exhibit 10.6(2)	Non-Competition Agreement, dated February 18, 2003, between Joseph Amram and Tumbleweed Communications Corp.

Exhibit 10.7(2)	Non-Competition Agreement, dated February 18, 2003, between Srinivasan Krishnan and Tumbleweed Communications Corp.

Exhibit 10.8(2)	Non-Competition Agreement, dated February 18, 2003, between Tim Conley and Tumbleweed Communications Corp.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed in Tumbleweed’s Current Report on Form 8-K, filed on March 6, 2003, and incorporated herein by reference.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-4, filed on March 17, 2003 (File No. 333-103876), and incorporated herein by reference.

b. Reports on Form 8-K:

On February 20, 2003, Tumbleweed filed a report on Form 8-K, which announced the signing of a definitive merger agreement with Valicert, Inc. A copy of Tumbleweed’s press release announcing the merger was attached thereto.

On March 6, 2003, Tumbleweed filed a report on Form 8-K, which disclosed the terms and conditions of the merger agreement with Valicert, Inc. A copy of the merger agreement was attached and incorporated thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: August 14, 2003	By:	/s/ JEFFREY C. SMITH
Jeffrey C. Smith
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley
Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)