Form 10-Q
period 2003-09-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2003-11-14
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares of common stock outstanding as of October 31, 2003 was 42,002,989.

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

•	any projections of revenues, earnings, synergies or other financial items;

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements regarding future economic conditions or performance;

•	implementing our business strategy;

•	attracting and retaining customers;

•	obtaining and expanding market acceptance of the products and services we offer;

•	forecasts of Internet usage and the size and growth of relevant markets;

•	rapid technological changes in our industry and relevant markets;

•	the future business, financial condition and results of operations;

•	competition in our market;

•	any statements relating to integration or restructuring plans; and

•	any statements of assumptions underlying any of the foregoing.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$23,033	$29,210
Accounts receivable, net	7,598	4,764
Other current assets	1,331	1,149

Total current assets	31,962	35,123
Goodwill	13,326	—
Intangible assets, net	4,915	—
Property and equipment, net	1,464	1,794
Other assets	661	892

Total assets	$52,328	$37,809

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$837	$1,653
Current installments of long-term debt	265	33
Accrued liabilities	6,139	5,234
Accrued merger-related and other expenses	861	—
Deferred revenue	10,562	6,903

Total current liabilities	18,664	13,823
Long-term debt, excluding current installments	529	—
Accrued merger-related and other costs, excluding current portion	612	—
Deferred revenue, excluding current portion	1,950	2,061
Other long-term liabilities	160	94

Total long-term liabilities	3,251	2,155

Total liabilities	21,915	15,978
Stockholders’ equity:
Common stock	42	31
Additional paid-in capital	310,829	293,443
Treasury stock	(796)	(796)
Deferred compensation expense	(469)	(61)
Accumulated other comprehensive loss	(596)	(676)
Accumulated deficit	(278,597)	(270,110)

Total stockholders’ equity	30,413	21,831

Total liabilities and stockholders’ equity	$52,328	$37,809

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Product revenue	$5,067	$3,109	$10,973	$11,033
Service revenue	3,154	2,167	8,640	7,312
Intellectual property and other revenue	404	275	935	1,262

Total revenue	8,625	5,551	20,548	19,607
Cost of product revenue	255	234	748	633
Cost of service revenue	1,079	1,362	3,228	4,997
Amortization of intangible assets	217	—	534	—

Total cost of revenue	1,551	1,596	4,510	5,630
Gross profit	7,074	3,955	16,038	13,977
Operating expenses:
Research and development	2,560	2,286	6,573	7,902
Sales and marketing	4,425	3,944	11,127	14,802
General and administrative	1,551	909	4,489	3,310
Stock-based compensation (1)	75	(175)	124	(280)
Impairment of goodwill	—	—	—	5,713
Amortization of intangible assets	206	—	226	—
Write-off of in-process research and development	—	—	100	—
Merger-related and other expenses	549	—	2,436	—

Total operating expenses	9,366	6,964	25,075	31,447

Operating loss	(2,292)	(3,009)	(9,037)	(17,470)
Other income, net	512	25	577	760
Impairment of investments	—	(455)	—	(543)

Net loss before provision for income taxes	(1,780)	(3,439)	(8,460)	(17,253)
Provision for income taxes	17	2	24	8

Net loss before cumulative effect of change in accounting principle	(1,797)	(3,441)	(8,484)	(17,261)
Cumulative effect of change in accounting principle	—	—	—	(974)

Net loss	$(1,797)	$(3,441)	$(8,484)	$(18,235)

Net loss per share before cumulative effect of change in accounting principle—basic and diluted	$(0.04)	$(0.11)	$(0.25)	$(0.56)
Cumulative effect of change in accounting principle per share—basic and diluted	—	—	—	(0.03)

Net loss per share—basic and diluted	$(0.04)	$(0.11)	$(0.25)	$(0.59)

Weighted average shares—basic and diluted	40,541	30,682	34,104	30,723

(1) Stock-based compensation is further classified as follows:
Cost of service revenue	$8	$(85)	$21	$2
Research and development	20	(1)	26	28
Sales and marketing	41	(99)	56	(363)
General and administrative	6	10	21	53

Total stock-based compensation	$75	$(175)	$124	$(280)

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(8,484)	$(18,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	124	(280)
Compensation for stock options granted below fair market value	29	—
Depreciation and amortization	1,789	2,491
Write-off of in-process research and development	100	—
Bad debt expense	236	532
Minority interest	—	(356)
Impairment of goodwill	—	5,713
Loss on sale of short-term investments	—	291
Impairment of investments	—	543
Cumulative effect of change in accounting principle	—	974
Loss on disposal of property and equipment	44	253
Other non-cash items	—	(762)
Changes in operating assets and liabilities, net of effect of acquisition of Valicert, Inc.
Accounts receivable	(2,043)	1,733
Other current assets and other assets	904	706
Accounts payable, accrued liabilities, and other long-term liabilities	(4,508)	(4,240)
Accrued restructuring	—	(2,335)
Accrued merger-related expenses	1,473	—
Deferred revenue	2,166	376

Net cash used in operating activities	(8,170)	(12,642)
Cash flows from investing activities:
Purchase of property and equipment	(529)	(189)
Acquisition of Valicert, Inc., net of cash acquired	818	—
Sale of short-term investments	—	555

Net cash provided by investing activities	289	366
Cash flows from financing activities:
Repayments of borrowings and other long-term liabilities	(831)	(537)
Repurchases of common stock	—	(726)
Proceeds from borrowings	800	—
Proceeds from issuance of common stock	1,655	663

Net cash provided by (used in) financing activities	1,624	(600)
Effect of exchange rate fluctuation	80	(46)

Net decrease in cash and cash equivalents	(6,177)	(12,922)
Cash and cash equivalents, beginning of period	29,210	43,750

Cash and cash equivalents, end of period	$23,033	$30,828

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$45	$14

Cash paid during the period for taxes	$37	—

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1) Organization

The condensed consolidated financial statements included herein have been prepared by Tumbleweed Communications Corp. (“Tumbleweed” or “we”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Tumbleweed’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the SEC on March 20, 2003, including any amendments to Tumbleweed’s Annual Report filed with the SEC.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of September 30, 2003, and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. The results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results expected for the full fiscal year.

The accompanying consolidated condensed financial statements include the accounts of Tumbleweed and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of its wholly-owned subsidiary, Valicert, Inc. (“Valicert”), have been included commencing June 23, 2003, the effective date of the acquisition.

(2) Stock-Based Compensation

Tumbleweed accounts for its stock-based compensation arrangements for employees using the intrinsic value method pursuant to Accounting Principles Board Opinion (APB) 25, Accounting for Stock-Based Compensation. As such, compensation expense is recorded for fixed plan stock options when the fair value of the underlying common stock on the date of grant exceeds the stock option exercise price or the purchase price for issuance or sales of common stock. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation 28. In the three months ended June 30, 2003, Tumbleweed recorded deferred stock compensation expense of $528,000 for the difference at the effective date of acquisition of Valicert between the exercise price and the fair value of the common stock underlying the unvested options assumed upon the acquisition. Tumbleweed recognized amortization of deferred stock compensation expense of approximately $75,000 and $(175,000), in the three months ended September 30, 2003 and 2002, respectively, and approximately $124,000 and $(280,000), in the nine months ended September 30, 2003 and 2002, respectively. The credit to stock-based compensation expense in the three and nine months ended September 30, 2002 was the result of the termination of certain employees and reversal of all stock-based compensation previously recognized related to these employees’ unvested forfeited options.

Had compensation expense for its stock-based compensation plan been determined consistent with the fair value approach set forth in Statement of Financial Accounting Standards (“SFAS”) No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, Tumbleweed’s net losses for the three and nine months ended September 30, 2003 and 2002, respectively, would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(1,797)	$(3,441)	$(8,484)	$(18,235)
Add: Stock-based compensation expense (credit) included in net loss	75	(175)	124	(280)
Less: Total stock-based compensation expense determined under fair value based method for all awards	$(1,668)	$(558)	$(4,704)	$(251)

Net loss pro forma	$(3,390)	$(4,174)	$(13,064)	$(18,766)

Basic and diluted net loss per share as reported	$(0.04)	$(0.11)	$(0.25)	$(0.59)

Basic and diluted net loss per share pro forma	$(0.08)	$(0.14)	$(0.38)	$(0.61)

For purposes of computing pro forma net loss, the fair value of each option grant and stock purchases under Tumbleweed’s employee stock purchase plan is estimated on the date of grant using a Black-Scholes option pricing model. Tumbleweed’s employee stock purchase plan was suspended in 2002. The assumptions used to value the option grants and purchase rights are stated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Stock options:
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Volatility	139%	148%	139%	148%
Risk-free interest rate	2.67%	2.98%	2.44%	3.73%
Dividend yield	0%	0%	0%	0%
Purchase plan options:
Expected life	—	0.5 year	—	0.5 year
Volatility	—	94%	—	94%
Risk-free interest rate	—	1.67%	—	1.79%

(3) Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with SFAS 128, Earnings Per Share, for all periods presented. In accordance with SFAS 128, basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss before cumulative effect of change in accounting principle	$(1,797)	$(3,441)	$(8,484)	$(17,261)
Cumulative effect of change in accounting principle	—	—	—	(974)

Net loss	$(1,797)	$(3,441)	$(8,484)	$(18,235)
Basic and diluted:
Weighted average shares of common stock outstanding	40,541	30,682	34,104	30,725
Shares of restricted stock subject to repurchase	—	—	—	(2)

Weighted average shares used in computing basic and diluted net loss per common share	40,541	30,682	34,104	30,723
Net loss per share before cumulative effect of change in accounting principle—basic and diluted	$(0.04)	$(0.11)	$(0.25)	$(0.56)
Cumulative effect of change in accounting principle per share—basic and diluted	—	—	—	$(0.03)

Net loss per share—basic and diluted	$(0.04)	$(0.11)	$(0.25)	$(0.59)

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Warrants and options for which the exercise price was less than the average fair market value of our common stock during the period but were excluded as inclusion would decrease our net loss per share	5,051	90	2,194	318
Warrants and options excluded due to the exercise price exceeding the average fair market value of our common stock during the period	2,966	7,189	5,875	4,694
Common shares excluded as the common stock is subject to repurchase at the original purchase price	—	—	—	2

Total potential shares of common stock excluded from diluted net loss per share	8,017	7,279	8,069	5,014

(4) Business Combination

On June 23, 2003, Tumbleweed acquired Valicert, which develops and licenses secure Internet communications and identity validation software for file transfer, financial messaging, and business process integration. The merger was entered into to combine the two companies into a single, more competitive industry participant. Since June 23, 2003, Valicert’s results of operations have been included in Tumbleweed’s condensed consolidated financial statements. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price of $17.0 million consisted of an exchange of 9,713,634 shares of Tumbleweed’s common stock with a fair value of $13.0 million based on the average fair value of Tumbleweed’s stock two days before and two days after the announcement date of February 18, 2003, assumed stock options with a fair value of $1.7 million, severances for former Valicert employees of $276,000, and other acquisition-related costs of $2.0 million, consisting primarily of payments for legal fees, investment banking fees, financial printing fees, accounting fees, and proxy mailing fees.

The following is a summary of the allocation of the purchase price in the acquisition of Valicert (in thousands):

Net tangible liabilities	$(1,647)
Core/developed technology	2,600
Maintenance agreements	700
Customer base and reseller agreements	1,400
Trademarks and tradenames	200
In-process research and development	100
Purchases orders (license)	300
Goodwill	13,326

Total	$16,979

Intangible assets relating to core/developed technology, maintenance agreements, customer base and reseller agreements, trademarks and tradenames, in-process research and development, and purchases orders (license) relating to the acquisition of Valicert were recorded based on a valuation. An intangible asset relating to purchases orders (license) was amortized in full during the three months ended June 30, 2003. An intangible asset relating to in-process research and development was written off in full during the three months ended June 30, 2003. The remaining intangible assets are being amortized over their estimated useful lives of three to five years.

Goodwill represents the excess of the purchase price over the fair value of acquired tangible and identified intangible assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, Tumbleweed will not amortize the goodwill acquired in the Valicert acquisition, but instead, will review its goodwill balance in the future to determine if the goodwill asset has been impaired. Any future impairment loss related to the goodwill recorded in connection with the acquisition of Valicert will not be deductible by Tumbleweed for federal income tax purposes. During the three months ended September 30, 2003, Tumbleweed reduced its goodwill balance by $32,000 due to actual expenditures for severances for former Valicert employees and other acquisition-related costs being less than previously estimated.

Pro Forma Results (Unaudited)

The following unaudited pro forma summary presents Tumbleweed’s consolidated results of operations for the three and nine months ended September 30, 2003 and 2002 as if the acquisition of Valicert had been consummated at the beginning of the earliest period. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of intangible assets and amortization of deferred compensation expense. The pro forma results do not give effect to the deferred revenue adjustment on revenue as the adjustment is directly related to the merger and the effect is non-recurring. Under the purchase method of accounting, Valicert’s deferred revenue related to support and maintenance for perpetual license agreements in which payment had been received or was legally due and payable was reduced by $1.0 million to the fair value of the related support and maintenance obligation as of June 23, 2003. This adjustment has had the effect of reducing the amount of revenue the combined company recognized in the three months ended September 30, 2003 and will also affect the amount of revenue the combined company will recognize in future periods compared to the amount of revenue Valicert would have recognized in the same periods absent the merger.

Pro forma results for the three and nine months ended September 30, 2003 and 2002, are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$8,625	$7,861	$26,842	$28,343

Net loss before gain (loss) from discontinued operations and cumulative effect of change in accounting principle	$(1,765)	$(7,269)	$(12,820)	$(34,426)
Gain (loss) from discontinued operations	—	(10)	—	(1,113)
Cumulative effect of change in accounting principle	—	—	—	(974)

Net loss	$(1,765)	$(7,279)	$(12,820)	$(36,513)

Net loss per share before gain (loss) from discontinued operations and cumulative effect of change in accounting principle—basic and diluted	$(0.04)	$(0.18)	$(0.32)	$(0.85)
Gain (loss) from discontinued operations per share—basic and diluted	—	(0.00)	—	(0.03)
Cumulative effect of change in accounting principle per share—basic and diluted	—	—	—	(0.02)

Net loss per share—basic and diluted	$(0.04)	$(0.18)	$(0.32)	$(0.90)

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place at the beginning of the periods presented. Pro forma results for the three and nine months ended September 30, 2003, include merger-related and other expenses of $549,000 and $2.4 million, respectively.

Merger-related and other expenses

Merger-related and other expenses of $549,000 for the three months ended September 30, 2003, consist of $285,000 of incurred merger-related marketing programs, $223,000 of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, and $41,000 of other merger-related costs. Merger-related and other expenses of $2.4 million for the nine months ended September 30, 2003, consist primarily of $1.1 million of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, $285,000 of incurred merger-related marketing programs, $41,000 of other merger-related costs, and a $996,000 charge related to anticipated losses on an operating lease. The operating lease was assumed during the acquisition of Interface, Inc. in 2000 and covers approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with quarterly rent payments of approximately $65,000. This office space had been subleased to a tenant who was providing Tumbleweed with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. The following table describes merger-related and other expenses recorded through September 30, 2003 (in thousands):

	Total Charges for the Nine Months Ended September 30, 2003	Payments	Accrued balance at September 30, 2003
Severance costs	$1,114	$(689)	$425
Anticipated operating lease losses	996	(132)	864
Merger-related marketing programs	285	(101)	184
Other merger-related costs	41	(41)	—

Total	$2,436	$(963)	$1,473

Severance costs will be paid over the next twelve months. Payments for anticipated remaining losses on the operating lease are expected to be paid over the life of the lease, which ends in 2020. Payments for accrued merger-related marketing programs at September 30, 2003, are expected to be paid over the next three months.

(5) Acquired Workforce

In September 2003, Tumbleweed issued 86,538 shares of stock to a company to convert certain former contract engineers to employees in its research and development center in Bulgaria. Tumbleweed recorded an acquired workforce intangible asset of $476,000 to recognize the fair value of the stock issued. Tumbleweed will amortize this intangible asset over its estimated useful life of one year. During the three and nine months ended September 30, 2003, Tumbleweed recognized amortization expense of $19,000 relating to the acquired workforce intangible asset.

(6) Goodwill Impairment

Tumbleweed adopted the provisions of SFAS 142 on January 1, 2002. In connection with SFAS 142’s transitional goodwill impairment evaluation, Tumbleweed assessed whether there was an indication that goodwill recorded in connection with its acquisition of Tumbleweed Communications KK (“TKK”), its majority-owned subsidiary in Japan, was impaired as of the date of adoption. To accomplish this, Tumbleweed determined the carrying value of the reporting unit by assigning assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit as of the date of adoption. As the TKK reporting unit’s carrying amount exceeded its fair value, indicating that TKK’s goodwill might be impaired, Tumbleweed performed the second step of the transitional impairment test. In the second step, Tumbleweed compared the implied fair value of TKK’s goodwill, determined by allocating TKK’s fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the cumulative effect of a change in accounting principle in Tumbleweed’s consolidated statement of operations.

During the six months ended June 30, 2002, TKK experienced a sustained decline in operations. As a result, Tumbleweed reevaluated its future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. As of June 30, 2002, Tumbleweed determined that its goodwill was impaired and wrote-off the $5.7 million remainder of the goodwill balance. During the three months ended September 30, 2002, Tumbleweed began the liquidation of TKK. As a result of the liquidation of TKK, during the three months ended September 30, 2002, Tumbleweed recorded an operating expense of $377,000 related to the write-off of the remaining net assets of TKK and its eighty percent equity position in TKK. TKK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

(7) Comprehensive Loss

Comprehensive loss includes net loss as well as foreign currency translation adjustments, recorded net of tax. Comprehensive loss for the three months and nine months ending September 30, 2003 and 2002, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(1,797)	$(3,441)	$(8,484)	$(18,235)
Other comprehensive income (loss)—translation adjustments	19	(19)	80	(46)

Comprehensive loss	$(1,778)	$(3,460)	$(8,404)	$(18,281)

(8) Segment Information

As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, Tumbleweed’s chief operating decision-makers are its Chief Executive Officer and its Chief Operating Officer. These officers review financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed is the information presented in the accompanying condensed consolidated statement of operations. Tumbleweed operates in a single reporting segment as its three operating segments, based on geographic regions, have similar economic characteristics.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
North America	$8,475	$5,224	$19,567	$17,751
Europe	125	303	432	1,452
Asia	25	24	549	404

Total	$8,625	$5,551	$20,548	$19,607

Substantially all of Tumbleweed’s long-lived assets are located in the United States.

(9) Contingencies

In July 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and others against Interface Systems, Inc. (a company Tumbleweed acquired in 2000) and various additional defendants, including Interface’s prior president and chief executive officer, Robert A. Nero. Plaintiffs’ complaint currently seeks compensatory damages for losses resulting from not selling their Interface stock from March 14, 2000 to the end of March 2000 and for losses from purchases of Interface stock from March 14, 2000 through April 12, 2000. In March 2003, the court dismissed all claims against Interface and dismissed all claims against Mr. Nero, except a breach of fiduciary duty claim to the extent that claim arises from Michigan common law. In April 2003, Mr. Nero filed an answer and a counterclaim against Mr. Zimmer and Congressional Securities, Inc. seeking contribution and indemnity. This case is scheduled for trial in January 2004. Because Mr. Nero and Interface are parties to an indemnification agreement, Interface may incur vicarious liability if and to the extent that the court awards damages against Mr. Nero in this lawsuit. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty as a loss is not probable or estimable. An adverse outcome could significantly harm Tumbleweed’s business and operating results.

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

In June 2003, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured. The accompanying consolidated condensed financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

In September 2002, Tumbleweed received a letter from Entrust, Inc. indicating that it may be interested in licensing the technology covered by U.S. Patent No. 6,393,568, Encryption and Decryption System and Method with Content Analysis Provision, issued to Entrust. In October 2002, Tumbleweed sent a letter to Entrust indicating that Entrust may be interested in licensing the technology covered by four patents issued to Tumbleweed, namely, U.S. Patent Nos. 6,061,448, Method & System For Dynamic Server Document Encryption, 6,119,137, Distributed Dynamic Document Conversion Server, 6,151,675, Method & Apparatus For Effecting Secure Document Format Conversion, and 6,470,086 Method & Apparatus For Effecting Secure Document Format Conversion. In February 2003, Tumbleweed received a letter from Entrust indicating that it may have an interest in three additional patents issued to Entrust: U.S. Patent Nos. 6,229,894, Method and Apparatus for Access to User-Specific Encryption Information, 6,256,733, Access and Storage of Secure Group Communication Cryptographic Keys, and 6,266,420, Method and Apparatus for Secure Group Communications.

Tumbleweed believes it does not infringe any valid Entrust patent. If Tumbleweed were to conclude based on additional information that some element of its processes are or might be covered by a valid Entrust patent, it might seek to negotiate and obtain a license from Entrust. If Tumbleweed were unwilling or unable to obtain a license from Entrust, Tumbleweed would remain subject to potential liability for patent infringement. Although Tumbleweed will contest any lawsuit by Entrust vigorously, Tumbleweed cannot make assurances that it will prevail if Entrust were to sue it for infringement of any of the Entrust patents. If any portions of Tumbleweed’s products were found to be infringing a valid Entrust patent, then Tumbleweed would likely be unable to continue to offer those portions of those products found to be infringing. Tumbleweed could also then be required to pay damages for past infringing use, possibly attorneys’ fees, and possibly treble damages. This could have a material adverse effect on Tumbleweed’s business prospects, financial condition, results of operations, and cash flows. An estimate cannot be made of the amount of any potential loss related to the Entrust patent, and therefore the accompanying consolidated condensed financial statements do not include a reserve for any potential loss.

In June 2003, Tumbleweed was served with a summons and First Amended Complaint, captioned Liu v.Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York, where the Court held a status conference in September 2003. At the status conference Tumbleweed pointed out, and plaintiffs’ counsel conceded, that the named plaintiffs lacked standing to pursue the action because they had not purchased any shares of any of the issuer defendants then in the case. In October 2003 plaintiffs filed a motion for leave to file a Second Amended Complaint, which Tumbleweed has opposed. An adverse outcome of this lawsuit could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated condensed financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

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

(10) Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Tumbleweed adopted the provisions of SFAS 143 as of January 1, 2003. The adoption of SFAS 143 did not have a material impact on Tumbleweed’s financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21 (EITF 00-21), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. Tumbleweed adopted the provisions of EITF 00-21 on July 1, 2003. The adoption of EITF 00-21 did not have a material impact on Tumbleweed’s financial position or results of operations.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an entity that issued a financial instrument classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. Tumbleweed adopted SFAS 150 on July 1, 2003. The adoption of SFAS 150 did not have a material impact on Tumbleweed’s financial position or results of operations.

In May 2003, the EITF reached a consensus on EITF Issue No. 03-05 (“EITF 03-05”), Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More than Incidental Software. EITF 03-05 affirms that SOP 97-2 applies to non-software deliverables such as hardware in an arrangement if the software is essential to the functionality of the non-software deliverables. Tumbleweed adopted EITF 03-05 during the quarter ended September 30, 2003. The adoption of EITF 03-05 did not have a material impact on Tumbleweed’s financial position or results of operations.

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

Tumbleweed has more than 700 enterprise customers who use our products to connect with over ten thousand corporations and millions of end-users. Tumbleweed’s market focus is in the financial services, healthcare and insurance, government and enterprise markets. Tumbleweed customers include ABN Amro Bank, Catholic Healthcare West, Bank of America Securities, JP Morgan Chase & Co., The Regence Group (Blue Cross/Blue Shield), Society for Worldwide Interbank Financial Telecommunication (SWIFT), St. Luke’s Episcopal Healthcare System, the US Food and Drug Administration, and the US Navy and Marine Corps.

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

On June 23, 2003, we completed the acquisition of Valicert, Inc. (“Valicert”). The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price of $17.0 million consisted of an exchange of 9,713,634 shares of our common stock with a fair value of $13.0 million, assumed stock options with a fair value of $1.7 million, severances for former Valicert employees of $276,000, and other acquisition-related costs of $2.0 million consisting primarily of payments for legal fees, investment banking fees, financial printing fees, accounting fees, and proxy mailing fees.

In August 2002, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock. During the year ended December 31, 2002, we repurchased 717,500 shares of our common stock for $796,000. We did not repurchase any shares of our common stock during the three and nine months ended September 30, 2003. The repurchase program terminated in August 2003.

During 2002, we transitioned from direct sales operations to indirect sales operations in Europe due to sustained declines in the operating results of that region. We have signed a reseller agreement with a distributor to sell our products and provide technical support to our customers in Europe.

During the six months ended June 30, 2002, our Japanese subsidiary, Tumbleweed Communications KK (“TKK”), experienced a sustained decline in operations. As a result, we reevaluated our future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. During the three months ended September 30, 2002, we began the liquidation of TKK. TKK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

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

Revenue Recognition

We derive our revenue from three sources: (i) product revenue, which includes license and transaction fees and hosting arrangements; (ii) service revenue, which includes support and maintenance, dynamic anti-spam service subscriptions, consulting, and training fees; and (iii) intellectual property and other revenue which includes patent license agreement fees and the sale of distribution rights. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments or utilized different estimates.

We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by Statement of Position 98-9, Modification of Statement of Position 97-2, “Software Revenue Recognition” With Respect Certain Transactions, and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the fee is fixed and determinable; and (4) collectibility is probable.

Our recognition of revenue is based on our assessment of the probability of collecting the accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection had been made at the time the transactions were recorded. We assess collectibility based on a number of factors, including past transaction history with the customer and the creditworthiness of the customer. We do not request collateral from our customers. If we determine that collection of a fee is not probable, we defer the fee and recognize revenue upon receipt of cash. For contracts with extended payment terms, we recognize revenue as payments become due from the customer.

We consider payment terms where fees are due within ninety days of delivery to be normal. Payment terms beyond ninety days are considered extended and not fixed or determinable. For contracts with extended payment terms, revenues are recognized when fees become due.

Valuation of Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We must make estimates of the collectibility of our accounts receivables. We specifically analyze accounts receivable, including review of historical bad debts, customer concentrations, customer credit-worthiness, current economic trends, aging of the balance and estimated collectibility percentages for different aging ranges, geographic and industry mix, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made. Our allowance for doubtful accounts was 19% and 30% of our gross receivables as of September 30, 2003 and December 31, 2002, respectively.

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

During 2000, Tumbleweed made investments in two non-publicly traded companies of $977,000 and $3.0 million, respectively. The investments were carried at cost on our balance sheet as we hold less than 20% of the voting equity and do not have the ability to exercise significant influence. We monitored these investments for impairment and made appropriate reductions in carrying values when necessary, including a $3.4 million impairment charge in 2001. We recorded an impairment charge of $88,000 in the three months ended June 30, 2002 to write-off our investment balance in one of these companies. We recorded an impairment charge of $455,000 in the three months ended September 30, 2002 to write-off our investment balance related to the other company. As of September 30, 2003, and December 31, 2002, respectively, we had no remaining assets on our balance sheet relating to these investments.

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

As discussed in footnote six to the condensed consolidated financial statements, during the nine months ended September 30, 2002, a transitional impairment loss of $974,000 on goodwill related to TKK was recognized as the cumulative effect of a change in accounting principle in the consolidated statement of operations associated with the adoption of SFAS 142. We also wrote off $5.7 million of goodwill related to TKK during the three month period ending June 30, 2002. As of December 31, 2002, we had no remaining goodwill or intangible assets.

In connection with our acquisition of Valicert on June 23, 2003, we recognized $13.4 million of goodwill, representing the excess of the purchase price over the fair value of tangible and identified intangible assets. In accordance with the provisions of SFAS 142, we will not amortize the goodwill acquired in the Valicert acquisition, but instead, will review the goodwill balance in the future to determine if the goodwill asset has been impaired. During the three months ended September 30, 2003 we reduced our goodwill balance by $32,000 due to actual expenditures for severance costs for former Valicert employees and other acquisition-related costs being less than previously estimated.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended September 30, 2003 and 2002

Revenue.  Revenue, which consists of product revenue, services revenue and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or collectibility is in doubt, and/or for which the product or service has not yet been delivered. Product revenue consists of license and transaction fees. Service revenue includes support and maintenance, dynamic anti-spam service subscriptions, consulting, and training fees. Intellectual property and other revenue consists of patent license agreement fees and the sale of distribution rights. Total revenue for the three months ended September 30, 2003 increased to $8.6 million from $5.6 million for the same three months in 2002. The increase in total revenue was primarily due to a $2.4 million increase in license revenue and a $871,000 increase in maintenance revenue, offset by a $445,000 decrease in transaction-based license revenue. Total revenue for the nine months ended September 30, 2003 increased to $20.5 million from $19.6 million for the same nine months in 2002. The increase in total revenue was primarily due to a $1.8 million increase in license revenue and a $1.6 million increase in maintenance revenue, offset by a $1.9 million decrease in transaction-based license revenue, a $327,000 decrease in intellectual property and other revenue, and a $315,000 decrease in consulting revenue. For the three and nine months ended September 30, 2003 and 2002, respectively, no single customer comprised 10% or more of our revenue. For the three months ended September 30, 2003 and 2002, five customers comprised approximately 26% and 30% of our revenue, respectively. For the nine months ended September 30, 2003 and 2002, five customers comprised approximately 17% and 26% of our revenue, respectively.

Product revenue for the three months ended September 30, 2003 increased to $5.1 million from $3.1 million for the same three months in 2002. The increase in product revenue was due to a $2.4 million increase in license revenue that was driven by sales of our secure file transfer and identity validation products acquired in the Valicert acquisition with no comparable revenue for the same three months in 2002 and growth in our e-mail firewall products, partially offset by a decline in revenue from our legacy product lines. The increase in license revenue was partially offset by a $445,000 decrease in transaction-based license revenue. Transaction-based license revenue decreased to $120,000 from $565,000, reflecting a shift from a transaction-based model, in which fees are based on the volume of customer transactions or contractual minimums and revenue is recognized when fees are due and payable, to a perpetual license model. We expect transaction-based license revenue to continue to decrease in the future. As part of this transition, many of our former transaction-based customers have purchased software licenses with associated support and maintenance contracts. Product revenue for the nine months ended September 30, 2003 at $11.0 million was approximately the same as for the same nine months in 2002, as a $1.8 million increase in license revenue was offset by a $1.9 million decrease in transaction-based license revenue. License revenue increased by $1.8 million in the nine months ended September 30, 2003, primarily due to sales of our secure file transfer and identity validation products acquired in the Valicert acquisition with no comparable revenue for the same nine months in 2002. We expect license revenue to increase on a year-over-year basis in the fourth quarter of 2003 as a result of new license sales for of our secure file transfer and identity validation products acquired in the Valicert acquisition.

Services revenue for the three months ended September 30, 2003 increased to $3.2 million from $2.2 million for the same three months in 2002. The increase in service revenue was primarily due to an $871,000 increase in maintenance revenue. Maintenance revenue increased due to growth in our installed customer base, an expansion of our customer base due to the Valicert acquisition, and the successful customer acceptance of our dynamic anti-spam service that was released during the three months ended June 30, 2003 and is sold on a subscription basis. Service revenue for the nine months ended September 30, 2003 increased to $8.6 million from $7.3 million for the same nine months in 2002. The increase in services revenue was due to a $1.6 million increase in maintenance revenue due to growth in our installed customer base, an expansion of our customer base due to the Valicert acquisition, and the successful customer acceptance of our dynamic anti-spam service which was released during the three months ended June 30, 2003 and is sold on a subscription basis. This was partially offset by a $315,000 decrease in consulting revenue. During 2002, we transitioned our consulting services from a business in which we provided secure messaging consulting services to enterprises that used Tumbleweed and non-Tumbleweed products to a business in which we provided consulting services, focused on installation, implementation and data migration, to customers who purchased only Tumbleweed products. Thus, we reduced the number of consulting projects for which we bid. We decided to make this transition to improve consumer satisfaction through shortened deployment cycles and to reduce consulting costs. As a result, we reduced the number of revenue-generating projects and revenue generating consultants throughout 2002 and 2003. We expect consulting revenue to continue to decline in 2003 as we continues this transition.

Intellectual property and other revenue increased to $404,000 in the three months ended September 30, 2003 from $275,000 for the same three months in 2002. The increase in intellectual property and other revenue was due to a patent license agreement signed during the three months ended September 30, 2003 for our e-mail firewall patent that was granted in August 2003. Intellectual property and other revenue decreased to $935,000 in the nine months ended September 30, 2003 from $1.3 million for the same nine months in 2002. The decrease was due to greater revenue from two patent license agreements signed during 2002.

Cost of Revenue.  Cost of revenue is comprised of product costs and service costs and the amortization of core/developed technology and intangible assets relating to the Valicert acquisition. Product cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products. Service costs are comprised primarily of employee and employee-related costs for customer support and consulting and contract development projects with third parties. Amortization of intangible assets is comprised of the amortization of intangible assets related to the acquisition of Valicert and attributable to license purchase orders and core/developed technology.

Total cost of revenue for the three months ended September 30, 2003 at $1.6 million was approximately the same as for the same three months in 2002 due to a $283,000 decrease in service costs in three months ended September 30, 2003 largely being offset by a $217,000 increase in the amortization of core/developed technology related to the acquisition of Valicert. Service costs decreased due to decreases in allocated overhead charges, employee-related costs, and travel expenses. Allocated overhead charges decreased by $128,000 due to a reduction in our allocable cost base caused by our reduction in information technology spending and our reduction in facility costs. Employee-related costs decreased by $86,000 due to the transfer of a portion of our customer support and consulting to our employees in India, resulting in a lower cost structure. This beneficial cost structure has allowed us to increase our total customer support and consulting headcount while reducing overall employee-related costs. Employee-related costs also decreased due to our transition from direct sales operations to indirect sales operations in Europe and Japan, and the related elimination of our customer support and consulting employees in those regions. Travel expenses decreased by $61,000 due to our increased focus regarding the direct implementation and development of our core products, which reduced the volume of our consulting projects and, as a result, our related travel expenses. Total cost of revenue for the nine months ended September 30, 2003 decreased to $4.5 million from $5.6 million for the same nine months in 2002 due to a $1.7 million decrease in services costs partially being offset by a $534,000 increase in the amortization of intangible assets related to the acquisition of Valicert. Service costs decreased due to decreases in employee-related costs, allocated overhead charges, and depreciation expense. Employee-related costs decreased by $1.0 million due to our transition from direct sales operations to indirect sales operations in Europe and Japan, which eliminated our customer support and consulting employees in those regions, as well as our employment of a portion of our customer support and consulting employees in India, which has a relatively low cost structure. Allocated overhead charges decreased by $368,000. Depreciation expense decreased by $243,000 due to certain of our assets becoming fully depreciated in 2002 and 2003, and lower capital expenditures in 2002 and 2003 as compared to 2001 and 2000.

Research and Development Expenses.  Research and development expenses are comprised of employee and employee-related costs and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended September 30, 2003 increased to $2.6 million from $2.3 million for the same three months in 2002 due to a $336,000 increase in employee-related costs. The increase in employee-related costs is due to an increase in the number of engineering employees. The number of engineering employees increased due to the Valicert acquisition as well as the conversion of certain former contract engineers to employees in our research and development center in Bulgaria during the three months ended September 30, 2003. We believe that our investment in research and development is required to remain competitive and therefore expect to increase resource levels in the fourth quarter of 2003. Research and development expenses for the nine months ended September 30, 2003 decreased to $6.6 million from $7.9 million for the same nine months in 2002, primarily due to a decrease in employee-related costs and a $1.1 million decrease in allocated overhead charges, partially offset by increases in consulting expenses, legal expenses, and travel expenses. During the first half of 2003 we increased outsourced development of non-core products in Bulgaria, which has a relatively low cost structure. The increase in our outsourced research and development led to a decrease in the number of engineering employees, prior to the acquisition of Valicert in June 2003 and the conversion of certain former contract engineers to employees in our research and development center in Bulgaria in September 2003. The decrease in engineering employees for most of the first half of 2003, along with salary reductions, reduced employee-related costs by $659,000. Consulting expenses increased by $173,000 due to increased outsourced development of non-core products in the first half of 2003. Legal expenses increased by $66,000 due to costs associated with the creation of our Bulgarian research and development center subsidiary due to the conversion of certain former contract engineers in Bulgaria to employees. Travel expenses increased by $50,000 due to increased geographical dispersion of our engineering workforce.

Sales and Marketing Expenses.  Sales and marketing expenses are comprised of salaries, commissions, travel expenses, other related employee costs, and costs associated with marketing programs. Sales and marketing expenses for the three months ended September 30, 2003 increased to $4.4 million from $3.9 million for the same three months in 2002. The increase in sales and marketing expenses was primarily due to an increase in employee-related costs partially offset by a decrease in office expenses and reseller fees and a $136,000 decrease in allocated overhead charges. The increase in employee-related costs of $1.1 million was due to an increase in sales and marketing employees, primarily due to the acquisition of Valicert. Office expenses decreased by $215,000 primarily due to the transition from direct sales operations to indirect sales operations in Europe and Japan, which greatly reduced the number of sales offices in those regions. Reseller fees decreased by $197,000 due to a one-time expense recorded in the three months ended September 30, 2002 related to the transition from direct sales operations to indirect sales operations in Europe. Sales and marketing expenses for the nine months ended September 30, 2003 decreased to $11.1 million from $14.8 million for the same nine months in 2002, primarily due to decreases in employee-related costs, office expenses, and travel expenses as well as reduced allocated overhead charges of $473,000. Employee-related costs decreased by $1.1 million due to a decrease in the number of sales and marketing employees, prior to the acquisition of Valicert, as well as salary reductions. The decrease in headcount was primarily due to the transition from direct sales operations to indirect sales operations in Europe and Japan, which eliminated our sales and marketing employees in those regions, prior to the acquisition of Valicert, as well as a shift in our sales focus to our e-mail firewall and secure file transfer solutions in certain vertical markets which allowed us to reduce the number of direct sales representatives and sales support employees in North America. Office expenses decreased by $623,000 primarily due to the large decrease in the number of sales offices in Europe and Japan. Travel expenses decreased by $415,000 primarily due to the decrease in the number of sales and marketing employees, prior to the acquisition of Valicert, as well as the transition from direct sales operations to indirect sales operations in Europe and Japan, which reduced the need to travel to those regions.

General and Administrative Expenses.  General and administrative expenses consist primarily of employee and employee-related and support costs for our administrative, finance, legal, and human resources departments as well as public reporting costs, bad debt expense, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended September 30, 2003 increased to $1.6 million from $909,000 for the same three months in 2002. The increase in general and administrative expenses was primarily due to increases in bad debt expense and office expenses as well as a $319,000 difference, during the three months ended September 30, 2002, between the amount of information technology and facility allocations to other functional Tumbleweed departments and the related expenses incurred for those costs as a result of those costs being much less than originally anticipated due to tighter cost controls in these areas. Bad debt expense increased by $127,000 due to an increase in the size of our receivables portfolio. Office expenses increased by $119,000 due to partially redundant expenses for headquarters facilities costs related to the Valicert acquisition during the three months ended September 30, 2003. We will not have redundant headquarters facilities costs in the fourth quarter of 2003. General and administrative expenses for the nine months ended September 30, 2003 increased to $4.5 million from $3.3 million for the same nine months in 2002, primarily due to increase in office expenses, directors and officers insurance, investor relations expenses, and legal expenses. Office expenses increased by $118,000 due to partially overlapping charges for facilities costs related to the Valicert acquisition during the three months ended September 30, 2003. Directors and officers insurance increased by $100,000 due to an increase in our premiums. Investor relations expenses increased by $74,000 due to increased use of third-party investor relations professionals. Legal expenses increased by $590,000 primarily due to increased intellectual property enforcement efforts. We believe that the enforcement and protection of our intellectual property is important to our business and we expect to continue to incur costs related to the enforcement and protection of our intellectual property in the fourth quarter of 2003.

Stock-based Compensation Expense.  Stock-based compensation expense consists of the amortization of deferred stock compensation recorded as a result of stock option grants to non-employees, unvested options assumed in the Valicert acquisition, options granted to employees at exercise prices less than the fair value of the underlying stock on the grant date, and the vesting acceleration of certain employees’ stock options, net of credits related to stock options granted to employees who were later terminated. Stock-based compensation expense for the three months ended September 30, 2003 increased to $75,000 from $(175,000) for the same three months in 2002. Stock-based compensation expense for the nine months ended September 30, 2003 increased to $124,000 from $(280,000) for the same nine months in 2002. Stock-based compensation expense increased due to the amortization of deferred stock compensation expense recorded as a result of the Valicert acquisition as well as credits to stock-based compensation expense in the three and nine months ended September 30, 2002. The credits to stock-based compensation expense in the three and nine months ended September 30, 2002 were the result of the termination of certain employees whose options had not yet vested in the three and nine months ended September 30, 2002.

Impairment of Goodwill.  In connection with the adoption of SFAS 142 on January 1, 2002, Tumbleweed recognized a transitional goodwill impairment loss of $974,000 as the cumulative effect of a change in accounting principle in our consolidated statement of operations. During the six months ended June 30, 2002, Tumbleweed Communications KK experienced a sustained decline in operations. As of June 30, 2002, we determined that our goodwill was impaired and wrote-off the $5.7 million remainder of the goodwill balance. No similar impairment charges were recorded in 2003.

Amortization of intangible assets and write-off of in-process research and development.  Amortization of intangible assets was $206,000 and $226,000, respectively, for the three and nine months ended September 30, 2003. Write-off of in-process research and development was $100,000 for the nine months ended September 30, 2003. Amortization of intangible assets and write-off of in-process research and development resulted from the acquisition of Valicert during the three months ended June 30, 2003, and the conversion of certain former contract engineers to employees in our research and development center in Bulgaria during the three months ended September 30, 2003. In-process research and development was fully written off during the three months ended June 30, 2003. The remaining intangible assets will be amortized over their estimated useful lives of one to five years. No similar intangible asset amortization charges or write-off of in-process research and development was recorded in 2003.

Merger-related and other expenses.  Merger-related and other expenses of $549,000 for the three months ended September 30, 2003, consist of $285,000 of merger-related marketing programs, $223,000 of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, and $41,000 of other merger-related costs. Merger-related and other expenses of $2.4 million for the nine months ended September 30, 2003, consist primarily of $1.1 million of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, $285,000 of merger-related marketing programs, $41,000 of other merger-related costs, and a $996,000 charge related to anticipated losses on an operating lease. The operating lease was assumed during the acquisition of Interface, Inc. in 2000 and covers approximately 13,000 square feet of office space in Slough, United Kingdom. We expect to incur merger-related and other expenses in the fourth quarter of 2003 as we incur costs related to the integration of Tumbleweed and Valicert. There were no merger-related and other expenses for the three and nine months ended September 30, 2002.

Other income, net.  Other income, net, is primarily comprised of interest income earned on investment securities and the sale in the three months ended September 30, 2003, net of related commissions, of an intellectual property asset acquired during the acquisition of Valicert. Other income, net, for the three months ended September 30, 2003 increased to $512,000 from $25,000 for the same three months in 2002. The increase in other income, net, is primarily due to income of approximately $500,000 recorded from the sale, net of related commissions, of an intellectual property asset acquired in the acquisition of Valicert. The income from the intellectual property asset offset a decline in interest income due to a decline in interest rates and a reduction in our cash balances relative to the year-earlier period, increased interest expense due to debt assumed in the acquisition of Valicert, and a minority interest credit during the three months ended September 30, 2002. During the three months ended September 30, 2002, we recorded a $92,000 minority interest credit related to the loss recognized by TKK in that quarter. TKK ceased operations in August 2002 and formally declared bankruptcy in December 2002. As a result, there was no minority interest impact to our financial statements in the three months ended September 30, 2003. Other income, net, for the nine months ended September 30, 2003 decreased to $577,000 from $760,000 for the same nine months in 2002, primarily due to the decline in interest rates and a reduction in our cash balances relative to the year-earlier period and a minority interest credit of $295,000 during the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of September 30, 2003, we had approximately $23.0 million in cash and cash equivalents.

Net cash used in operating activities for the nine months ended September 30, 2003 decreased to $8.2 million from $12.6 million for the same nine months in 2002. Cash used in operating activities was primarily the result of our net operating loss of $9.0 million and adjustments to reconcile net loss to net cash used in operating activities including a decrease in accounts payable, accrued liabilities, and other long-term liabilities of $4.5 million that was partially offset by an increase in deferred revenue of $2.2 million and an increase in accrued merger-related expenses of $1.5 million. The decrease in net cash used in operating activities from the same nine months in 2002 is primarily due to the $9.7 million reduction in our net loss for the nine months ended September 30, 2003, offset by a $5.7 million non-cash charge for impairment of goodwill recorded in the nine months ended June 30, 2002.

Net cash provided by investing activities for the nine months ended September 30, 2003 decreased to $289,000 from $366,000 for the same nine months in 2002. Net cash provided by investing activities for the nine months ended September 30, 2003 was comprised of the acquisition of Valicert, net of cash acquired, offset by purchases of property and equipment. Net cash provided by investing activities for the nine months ended September 30, 2002 was comprised of proceeds from the sale of short-term investments offset by purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2003 was $1.6 million as compared to net cash used in financing activities of $600,000 for the same nine months in 2002. Net cash provided by financing activities for the nine months ended September 30, 2003 was primarily the result of proceeds from the issuance of equity securities under our stock option plans, net of the non-cash acquired workforce asset of $476,000 relating to the conversion of certain former contract engineers to employees in our research and development center in Bulgaria during the three months ended September 30, 2003. Net cash used in financing activities for the nine months ended September 30, 2002 was primarily the result of repurchases of our common stock under our repurchase program and repayments of borrowings, offset by proceeds from the issuance of equity securities under our stock option and employee stock purchase plans. Our employee stock purchase plan was suspended in 2002.

As of September 30, 2003, Tumbleweed’s principal commitments consisted of obligations related to outstanding operating leases, unconditional purchase obligations consisting of consulting payments, and debt obligations assumed during the acquisition of Valicert that were refinanced during the three months ended September 30, 2003. We do not anticipate a substantial increase in operating leases or unconditional purchase obligations in the immediate future.

In June 1999, Tumbleweed entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California that was scheduled to expire in November 2004. During the three months ended September 30, 2003 we renewed this lease in order to reduce our monthly rent expenses for both current and future periods. The renewed lease expires in July 2008 with current monthly rent payments of approximately $73,000. In September 2000, Tumbleweed leased an additional 42,000 square feet in an adjacent building with a term of five years and subleased this space. We terminated this second lease as of December 31, 2001 and made a lease settlement payment of $2.3 million, using lease deposits, in the first quarter of 2002 as a part of the lease termination agreement.

As a result of the Interface acquisition, we assumed an operating lease covering approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with current quarterly rent payments of approximately $65,000. This office space had been subleased to a tenant who was providing us with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. In the three months ended June 30, 2003, we recognized a charge of $996,000 related to potential losses on this lease. We are currently attempting to find a new sublessee.

In July 1998, we entered into a debt agreement with a bank, which included a $750,000 equipment loan facility. In June 1999, we obtained a second equipment loan facility in the amount of $1.0 million with the same bank. The first equipment loan in the amount of $750,000 expired in December 2001 and the second equipment loan in the amount of $1.0 million expired in December 2002. Borrowings under both equipment loan facilities maintained interest at prime rate plus 0.75%, were due and payable in 36 equal monthly installments and were secured by certain of our assets. At December 31, 2002 the equipment loan had aggregate maturities of $27,000 that were paid in full in January 2003. In the acquisition of Valicert, we assumed debt of $855,000 resulting from equipment leases with two financing companies. This debt was refinanced with an $800,000 loan from a bank during the three months ended September 30, 2003. The new debt bears interest at prime rate plus 0.625%, is due and payable in 36 equal monthly installments, and is secured by certain of our assets.

Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, the resources devoted to the development of our products and services and the resources devoted to sales and marketing. We have decreased our spending on capital expenditures in recent quarters and do not anticipate significant increases in capital expenditures in the immediate future. We believe that our existing capital resources should enable us to maintain our current and planned operations for at least the next 12 months. Our current cash reserves, however, may be insufficient if we experience either lower than expected revenues or extraordinary or unexpected cash expenses, or for other reasons. Our cash reserves will also be affected by the merger with Valicert and the ongoing cash requirements of that business. Although we expect to further reduce the cash requirements of the combined companies following the merger through revenue increases and near-term expense reductions, we may be unable to achieve the anticipated objectives. Funding, if pursued, may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs, or take other steps that could harm our business or future operating results.

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

In August 2002, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock. This program expired in August 2003. During the year ended December 31, 2002 we repurchased 717,500 shares of our common stock for $796,000. We did not repurchase any shares of our common stock during the nine months ended September 30, 2003. The repurchase program terminated in August 2003.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of September 30, 2003, are as follows (in thousands):

	2003	2004	2005	2006	2007	After 2007	Total
Debt obligations	$73	$295	$283	$204	$—	$—	$855
Operating leases	441	1,667	1,236	1,145	1,169	3,849	9,507
Unconditional purchase obligations	72	—	—	—	—	—	72

Total	$586	$1,962	$1,519	$1,349	$1,169	$3,849	$10,434

The amounts above will be offset by sublease payments of $25,000 in 2003 and $104,000 in 2004.

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED.

Tumbleweed has a history of losses and may experience continued losses.

Tumbleweed’s prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in new and rapidly evolving technology markets like Tumbleweed’s. Tumbleweed incurred net losses of $20.9 million, $114.2 million, and $69.8 million in 2002, 2001, and 2000, respectively. As of September 30, 2003, Tumbleweed had incurred cumulative net losses of $278.6 million.

Tumbleweed’s success may depend in large part upon the adoption and utilization of Tumbleweed’s products and technology, as well as Tumbleweed’s ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If Tumbleweed does not succeed in doing so it may not achieve or maintain profitability on a timely basis or at all. In particular, Tumbleweed intends to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. As a result, Tumbleweed may incur additional losses and continued negative cash flow from operations for the foreseeable future and may not achieve or maintain profitability.

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

As a result of these factors, Tumbleweed believes that quarter-to-quarter comparisons of its revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Tumbleweed may not be able to accurately forecast its revenue or expenses. Because Tumbleweed’s staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of Tumbleweed’s costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of Tumbleweed’s customers delay purchases of Tumbleweed’s products until the end of each quarter. If Tumbleweed is unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on Tumbleweed’s operating results. Moreover, Tumbleweed believes the challenges and difficulties that it faces, as outlined above with respect to financial forecasts, also apply to securities analysts that may publish estimates of Tumbleweed’s financial results. Tumbleweed’s operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors due to any of a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure Tumbleweed’s performance. If this occurs, Tumbleweed would expect to experience an immediate and significant decline in the trading price of Tumbleweed’s stock.

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

In addition, the financial, political, economic and other uncertainties following the terrorist attacks upon the United States and the United States involvement in Iraq have led to a further weakening of the global economy, and have created an uncertain economic environment. Tumbleweed cannot predict the impact of these events, any subsequent terrorist acts or of any related military action, on Tumbleweed’s customers or business. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect spending on information technology and on Tumbleweed’s software license revenue, as well as have an adverse effect on Tumbleweed’s business, financial condition or results of operations.

Tumbleweed may elect to augment its cash reserves.

Although Tumbleweed believes it has sufficient cash and cash equivalents to fund its operations for at least the next twelve months, Tumbleweed may elect to augment its cash reserves to fund the combined operations thereafter. As of September 30, 2003, Tumbleweed had cash and cash equivalents of $23.0 million and had incurred cumulative net losses since inception of $278.6 million. Tumbleweed may elect to augment its current cash reserves if Tumbleweed experiences either lower than expected revenues, or extraordinary or unexpected cash expenses, or for other reasons. Tumbleweed’s cash position will also be affected by the merger with Valicert and the ongoing requirements of that business. Although Tumbleweed expects to reduce the cash requirements of the combined companies following the merger through employee and related expense reductions, Tumbleweed may be unable to achieve the anticipated expense reductions. Funding, if pursued, may not be available on acceptable terms or at all. If adequate funds are not available, Tumbleweed may be required to curtail significantly or defer one or more of Tumbleweed’s operating goals or programs, or take other steps that could harm Tumbleweed’s business or future operating results.

Failure to obtain needed financing could affect Tumbleweed’s ability to maintain current operations and pursue potential growth, and the terms of any financing Tumbleweed obtains could result in substantial dilution to existing stockholders.

In the future, Tumbleweed may be required or elect to seek additional financing to fund its operations. Factors such as the commercial success of Tumbleweed’s existing products and services, the timing and success of any new products and services, the progress of Tumbleweed’s research and development efforts, Tumbleweed’s results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than Tumbleweed expects. In the event that Tumbleweed requires additional cash, Tumbleweed may not be able to secure additional financing on terms that are acceptable, especially in light of the uncertainty in the current market environment, and Tumbleweed may not be successful in implementing or negotiating such other arrangements to improve its cash position. If Tumbleweed raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of Tumbleweed’s stockholders would be reduced and the securities Tumbleweed issues might have rights, preferences and privileges senior to those of Tumbleweed’s current stockholders. If adequate funds were not available on acceptable terms or at all, Tumbleweed’s ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of new opportunities, develop or enhance products or services, or otherwise respond to competitive pressures could be significantly limited.

A limited number of customers account for a high percentage of Tumbleweed’s revenue, and the failure to maintain or expand these relationships could adversely affect Tumbleweed’s future revenue.

The loss of one or more of Tumbleweed’s major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm Tumbleweed’s future revenue and prospects. For the three and nine months ended September 30, 2003 and 2002, respectively, no single customer comprised 10% or more of our revenue. For the three months ended September 30, 2003 and 2002, five customers comprised approximately 26% and 30% of our revenue, respectively. For the nine months ended September 30, 2003 and 2002, five customers comprised approximately 17% and 26% of our revenue, respectively.

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

The markets for Tumbleweed’s products are new and may not develop, and the failure to do so could limit Tumbleweed’s business prospects.

The market for Tumbleweed’s products and services is new and evolving rapidly. If the market for Tumbleweed’s products and services fails to develop and grow, or if Tumbleweed’s products and services do not gain broad market acceptance, Tumbleweed’s business and prospects will be harmed. In particular, Tumbleweed’s success will depend upon the adoption and use by current and potential customers and their end-users of Internet communications software solutions. Tumbleweed’s success will also depend upon acceptance of Tumbleweed’s technology as the standard for providing these services. The adoption and use of Tumbleweed’s products and services will involve changes in the manner in which businesses have traditionally exchanged information. In some cases, Tumbleweed’s customers have little experience with products, services and technology like those offered by us.

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

The principal competitive factors in Tumbleweed’s industry include price, product functionality, product integration, platform coverage and ability to scale, worldwide sales infrastructure and global technical support. Some of Tumbleweed’s competitors have greater financial, technical, sales, marketing and other resources than Tumbleweed does, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines Tumbleweed markets and distributes. Tumbleweed expects that the market for Internet communications software solutions will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market continues to develop, a number of companies with greater resources than Tumbleweed could attempt to increase their presence in this market by acquiring or forming strategic alliances with Tumbleweed’s competitors or business partners. Tumbleweed’s success will depend on its ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than Tumbleweed’s competitors, and to educate potential customers as to the benefits of licensing Tumbleweed’s products rather than developing their own products.

Competitors could introduce products with superior features, scalability and functionality at lower prices than Tumbleweed’s products and could also bundle existing or new products with other more established products in order to compete with Tumbleweed. In addition, because there are relatively low barriers to entry for the software market, Tumbleweed expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm Tumbleweed’s business.

Changing Tumbleweed’s sales distribution model from direct sales operations to indirect sales operations in Europe and Japan may reduce Tumbleweed’s revenue in future periods.

During 2002, Tumbleweed transitioned from direct sales operations to indirect sales operations in Europe and Japan due to sustained declines in the operating results of those regions. In Europe, Tumbleweed is winding down its direct sales operations and has signed a reseller agreement with a distributor to sell Tumbleweed’s products and provide technical support to Tumbleweed’s customers there. In Japan, Tumbleweed transitioned to an indirect sales distribution model and began the liquidation of its majority-owned subsidiary in Japan, Tumbleweed Communications KK. Tumbleweed Communications KK ceased operations in August 2002 and formally declared bankruptcy in December 2002. Tumbleweed anticipates similar changes to indirect sales for the Valicert sales force in Japan and Europe. Revenue from Tumbleweed’s international regions in Europe and Asia, including that generated from products acquired from Valicert, may decrease on a year-over-year basis in future years as a result of this transition.

Restructuring of operations and other cost reducing measures Tumbleweed has implemented may not achieve the results Tumbleweed intends and may adversely affect operation results in future periods.

In January 2001, Tumbleweed announced a restructuring of its business, which included a reduction in force and the closure of three international locations. Since that time Tumbleweed has reduced its work force from more than 400 employees to approximately 230 employees at September 30, 2003 and has engaged in other ongoing measures to reduce expenses and establish an enterprise that is appropriate for Tumbleweed’s expected revenue levels. The planning and implementation of these efforts have placed, and may continue to place, a significant strain on Tumbleweed’s managerial, operational, financial and other resources. Additionally, the actions undertaken to restructure the business may negatively affect Tumbleweed’s revenue stream, customer satisfaction, employee turnover, recruiting and retention of important employees. If Tumbleweed experiences difficulties in carrying out the restructuring, Tumbleweed’s expenses could increase more quickly than Tumbleweed expects. If Tumbleweed finds that the actions taken to date did not sufficiently decrease Tumbleweed’s expenses, Tumbleweed may find it necessary to implement further streamlining of Tumbleweed’s expenses, to perform additional reductions in Tumbleweed’s headcount or to undertake additional restructurings of Tumbleweed’s business.

The restructuring of Tumbleweed’s business has placed a strain on resources, which may render it more difficult to realize the benefits from business opportunities.

The restructuring of Tumbleweed’s business has placed and continues to place a significant strain on managerial, informational, administrative and operational resources. Tumbleweed’s current systems, procedures and controls may not be adequate to achieve the rapid execution necessary to effectively operate within the market for its products and services. Tumbleweed needs to continue to enhance and improve its managerial capacity, and improve or replace its existing operational, customer service and financial systems, procedures and controls. Any failure to properly manage these systems and procedural transitions could impair Tumbleweed’s ability to attract and service customers, and could cause us to incur higher operating costs and delays in the execution of its business plan. Despite its restructuring, Tumbleweed expects that it may need to expand elements of its employee base on a selective basis. Tumbleweed’s management may not be able to hire, train, retain, motivate and manage required personnel. In addition, Tumbleweed’s management may not be able to successfully identify, manage and exploit existing and potential market opportunities. If Tumbleweed cannot manage its operations effectively, Tumbleweed’s business and operating results could suffer. Finally, Tumbleweed may have operational, customer service and financial systems that are not appropriate for Tumbleweed’s current estimated size. Moving to more appropriate office systems may also place a strain on Tumbleweed’s current systems and require financial expenditures to end the commitments on other systems.

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

Contractual issues may arise during the negotiation of license agreements that may delay the anticipated closure of a transaction and our ability to recognize revenue as anticipated.

Because Tumbleweed focuses on selling enterprise-wide software products to enterprises and government entities, the process of contractual negotiation is critical and may be lengthy. Additionally, several factors may require Tumbleweed to defer recognition of license revenue for a significant period of time after entering into a license agreement, including instances where Tumbleweed is required to deliver either unspecified additional products or specified upgrades for which we do not have vendor-specific objective evidence of fair value. Although Tumbleweed has a standard software license agreement that provides for revenue recognition to the extent that (i) delivery has taken place, (ii) collectibility from the customer is reasonably assured, and (iii) no significant future obligations or customer acceptance rights exist, customer negotiations and revisions to these terms could impact Tumbleweed’s ability to recognize revenues at the time of delivery.

Many enterprise customers negotiate software licenses near the end of each quarter. In part, this is because enterprise customers are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Tumbleweed’s reliance on a large portion of software license revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to end-of-period variances, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to Tumbleweed.

Tumbleweed may be unable to adequately protect its intellectual property rights, and the inability to do so could render its products less desirable and adversely affect its operating results.

Tumbleweed currently relies on a combination of patents, trade secrets, copyrights, trademarks and licenses, together with non-disclosure and confidentiality agreements to establish and protect its proprietary rights in its products. Tumbleweed holds certain patent rights with respect to some of its products. Tumbleweed’s existing patents or trademarks, as well as any future patents or trademarks obtained by Tumbleweed, may be challenged, invalidated or circumvented, or Tumbleweed’s competitors may independently develop or patent technologies that are substantially equivalent or superior to its technology. Tumbleweed also relies on unpatented trade secrets and other unpatented proprietary information. Although Tumbleweed takes precautionary measures to maintain its unpatented proprietary information, others may acquire equivalent information or otherwise gain access to or disclose Tumbleweed’s proprietary information, as a result, operating results would suffer.

Tumbleweed may be subject to claims of patent infringement, which could result in substantial costs to Tumbleweed and, if adversely determined, render Tumbleweed’s products less desirable or competitive or require Tumbleweed to obtain a license.

Third parties could assert patent or other intellectual property infringement claims against Tumbleweed, and the cost of responding to such assertions, regardless of their validity, could be significant. Tumbleweed may increasingly be subject to claims of intellectual property infringement as the number of its competitors grows and the functionality of their products and services increasingly overlap with Tumbleweed’s. In this regard, in September 2002 and February 2003, Tumbleweed received letters from Entrust, Inc. indicating that Tumbleweed may be interested in licensing the technology covered by various patents issued to Entrust. In October 2002, Tumbleweed sent a letter to Entrust indicating that Entrust may be interested in licensing the technology covered by various patents issued to Tumbleweed. Some elements of Tumbleweed’s processes are or might be covered by any of these Entrust patents, Tumbleweed might seek to negotiate and obtain a license from Entrust. If Tumbleweed were unwilling or unable to obtain a license from Entrust, Tumbleweed would remain subject to potential liability for patent infringement, which could have a material adverse effect on Tumbleweed’s business and operating results.

In addition, Tumbleweed may infringe upon patents that may be issued to third parties in the future. It may be time consuming and costly to defend Tumbleweed against any of these claims and Tumbleweed may not prevail. Furthermore, parties making such claims may be able to obtain injunctive or other equitable relief that could block Tumbleweed’s ability to further develop or commercialize some or all of Tumbleweed’s products in the United States and abroad. In the event of a claim of infringement, Tumbleweed may be required to obtain one or more licenses from or pay royalties to third parties. Tumbleweed may be unable to obtain any such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain such license could harm Tumbleweed’s business.

Tumbleweed is currently suing several third parties for patent infringement, which will result in substantial litigation costs and ultimately may not result in additional revenue to Tumbleweed or a favorable judicial determination.

Since 1999, Tumbleweed has aggressively pursued cases of potential infringement by third parties of the Tumbleweed patents and other intellectual property rights. In this regard, Tumbleweed is currently pursuing two lawsuits, one against PayPal, Inc. and eBay, Inc. and one against Ticketmaster. The enforcement process is costly and requires significant management attention. These costs generally are expensed during the period incurred, and the costs of pursuing the litigation may not be directly matched with the related licensing or settlement revenue, if any. In addition, Tumbleweed’s enforcement of its rights may increase the risk of adverse claims, with or without merit, which could be time consuming to defend, result in costly litigation, divert management’s attention and resources, limit the use of Tumbleweed’s services, or require Tumbleweed to enter into royalty or license agreements. In addition, such counter-claims asserted by these third parties may be found to be valid and could result in an injunction or damages against Tumbleweed. Tumbleweed’s ability to prevail in this litigation is inherently uncertain, and if Tumbleweed were subject to an adverse judicial determination, Tumbleweed’s ability to protect its products and to secure related licensing or settlement revenue could be lost.

If Tumbleweed does not provide adequate support services to its customers to implement its products, Tumbleweed may lose all or a portion of the revenue from these customers.

Tumbleweed’s professional services organization assists its customers in implementing its products through software installation, integration with existing customer systems, contract engineering, consulting and training. If the professional services organization does not adequately assess customer requirements or address technical problems, customers may seek to discontinue their relationships with Tumbleweed due to dissatisfaction with the product or Tumbleweed’s customer support. Furthermore, these customers may realize lower usage than they could have otherwise achieved because they did not fully capitalize on the product in ways that could have been addressed by Tumbleweed’s professional services organization. Tumbleweed’s products must be integrated with existing hardware and complex software products of its customers or other third parties, and its customers may not have significant experience with the implementation of products similar to Tumbleweed’s own. In addition, Tumbleweed has engaged a third party for a substantial portion of its contract engineering and integration services which may impact customer satisfaction. Therefore, Tumbleweed’s business and future prospects significantly depend on the strength of its professional services organization and its ability to leverage this organization. If Tumbleweed’s professional services organization does not adequately meet these multiple challenges, its business and prospects could suffer.

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

In addition, an increasing number of Tumbleweed’s customers require Tumbleweed to provide computer and communications hardware, software and Internet networking systems to them as an outsourced data center service. All data centers, whether hosted by Tumbleweed, its customers or by an independent third party to which it outsources this function, are vulnerable to damage or interruption from fire, flood, earthquake, power loss, telecommunications failure or other similar events.

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

Tumbleweed must continue to identify, recruit, hire, train, retain and motivate highly skilled technical, managerial, sales, marketing and customer service personnel. Competition for these personnel is intense, and Tumbleweed may not be able to successfully recruit, assimilate or retain sufficiently qualified personnel. In particular, Tumbleweed may encounter difficulties in recruiting a sufficient number of qualified software developers and sales personnel, and Tumbleweed may not be able to retain these employees. The failure to recruit and retain necessary technical, managerial, sales, merchandising, marketing and customer service personnel could harm Tumbleweed’s business and its ability to obtain new customers and develop new products. Although Tumbleweed has used and continues to use stock options as a retention tool, in the recent past many of Tumbleweed’s employees held stock options that were “underwater” (i.e., the market price of Tumbleweed’s stock was below their option exercise price). Should this be the case in the future, these options may be ineffective as a retention tool and Tumbleweed’s employee turnover may increase

If Tumbleweed loses the services of executive officers or other key employees, Tumbleweed’s ability to develop its business and secure customer relationships will suffer.

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

Tumbleweed assumes a certain level of credit risk with its customers in order to do business. Conditions affecting any of Tumbleweed’s customers could cause them to become unable or unwilling to pay Tumbleweed in a timely manner, or at all, for products or services Tumbleweed has already provided them. For example, if the current economic conditions continue to decline or if new or unanticipated government regulations are enacted which affect Tumbleweed’s customers, they may be unable to pay their bills. In the past, Tumbleweed has experienced significant collection delays from certain customers, and Tumbleweed cannot predict whether it will continue to experience similar or more severe delays in the future. In particular, some of Tumbleweed’s customers are suffering from the general weakness in the economy and among technology companies in particular. Although Tumbleweed has established an allowance for doubtful accounts that it believes is sufficient to cover losses due to delays in or inability to pay and while it takes a consistently conservative position on the collectibility of receivables with respect to particular customers, Tumbleweed’s allowance for doubtful accounts may not be sufficient to cover its losses. If losses due to delays or inability to pay are greater than Tumbleweed’s allowance for doubtful accounts, Tumbleweed would be required to recognize an additional expense for the write-off and to increase Tumbleweed’s allowance for doubtful accounts, which could adversely affect its operating results.

Because Tumbleweed’s products utilize the Internet, if use of the Internet does not increase, or the architecture of the Internet is altered, the level of use of Tumbleweed’s products may decline or not increase.

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

Moreover, changes in the architecture of the Internet may limit the success of Tumbleweed’s products. Because the online exchange of information is new and evolving, the Internet may not prove to be a viable platform for Internet communications software applications in the long term. The Internet has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. As the Internet continues to experience increased numbers of users and frequency of use, or if its users require increasingly more resources, the Internet infrastructure may not be able to support the demands placed on it. As a result, the performance or reliability of the Internet may be harmed. This in turn could decrease the level of Internet usage and also the level of utilization of Tumbleweed’s products and services.

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

If Tumbleweed is unable to obtain necessary export approvals, the market opportunity for Tumbleweed products would decline.

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

On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and others against Interface Systems, Inc. (a company Tumbleweed acquired in 2000) and various additional defendants, including Interface’s prior president and chief executive officer, Robert A. Nero. Plaintiffs’ complaint currently seeks compensatory damages for losses resulting from not selling their Interface stock from March 14, 2000 to the end of March 2000 and for losses from purchases of Interface stock from March 14, 2000 through April 12, 2000. In March 2003, the court dismissed all claims against Interface and dismissed all claims against Mr. Nero, except a breach of fiduciary duty claim to the extent that claim arises from Michigan common law. In April 2003, Mr. Nero filed an answer and a counterclaim against Mr. Zimmer and Congressional Securities, Inc. seeking contribution and indemnity. This case is scheduled for trial in January 2004. Because Mr. Nero and Interface are parties to an indemnification agreement, Interface may incur vicarious liability if and to the extent that the court awards damages against Mr. Nero in this lawsuit. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty as a loss is not probable or estimable. An adverse outcome could significantly harm Tumbleweed’s business and operating results.

Tumbleweed is a defendant in a purported securities class action lawsuit which could divert management attention and resources or eventually expose Tumbleweed to liability.

In June 2003, Tumbleweed was served with a summons and First Amended Complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York, where the Court held a status conference in September 2003. At the status conference Tumbleweed pointed out, and plaintiffs’ counsel conceded, that the named plaintiffs lacked standing to pursue the action because they had not purchased any shares of any of the issuer defendants then in the case. In October 2003 plaintiffs filed a motion for leave to file a Second Amended Complaint, which Tumbleweed has opposed. An adverse outcome of this lawsuit could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated condensed financial statements do not include a reserve for any potential loss, as a loss is not considered to be probable at this time. An adverse outcome could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results.

By virtue of the acquisition of Valicert, Inc., Tumbleweed is a defendant in a purported securities class action lawsuit which could divert management attention and resources or eventually expose Tumbleweed to liability.

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). In June 2003, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured. Failure of the Court to approve the settlement followed by an adverse outcome could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated condensed financial statements do not include a reserve for any potential loss, as a loss is not considered to be probable at this time. An adverse outcome could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results.

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

The combined company may not realize the anticipated benefits of, and may encounter unforeseen difficulties related to, the Tumbleweed-Valicert merger.

Achieving the benefits of the Tumbleweed-Valicert merger depends in part on the combined company’s ability to integrate the technology, operations, product solutions and personnel of the two companies in a timely and efficient manner. Future revenue from Valicert may decline from prior periods or may not meet the combined company’s expectations, and current and ongoing expenses also may exceed the combined company’s expectations. Moreover, integrating Tumbleweed and Valicert will be a complex, time consuming and expensive process and may result in revenue disruption and operational difficulties if not completed in a timely and efficient manner. The acquisition and integration of Valicert’s business with Tumbleweed’s will involve a number of risks and challenges, including:

•	diversion of management’s attention from ongoing operations;

•	difficulties and expenses in combining the operations, product solutions, technology and systems of the two companies;

•	difficulties and expenses in assimilating and retaining employees, including integrating teams that have not previously worked together;

•	difficulties in creating and maintaining uniform standards, controls, procedures and policies;

•	difficulties associated with transitioning current customers to new product lines and retaining current customers;

•	retaining key alliances;

•	different geographic locations of the operations of Tumbleweed and Valicert; and/or

•	potential adverse short-term effects on operating results, primarily as a result of increased costs resulting from the integration of the operations of the two companies.

As a result of these and other difficulties, the combined company may not realize the anticipated benefits of the acquisition and may encounter difficulties that could have a material adverse effect on the combined company’s business and operating results or render the expectations of the combined company to be inaccurate.

Tumbleweed’s international business exposes Tumbleweed to additional risks that may result in future additional costs or limit the market for product sales.

Products and services provided to Tumbleweed’s international customers accounted for 21% of revenues for 2002 for Tumbleweed and Valicert combined on a pro forma basis. Conducting business outside of the United States subjects Tumbleweed to additional risks, including:

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not use financial instruments to hedge operating expenses in Bulgaria, Hong Kong, India, Japan, the Netherlands, Switzerland, or the United Kingdom which are denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of September 30, 2003, none of our cash equivalents were subject to market risk.

ITEM 4—CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that file or submit under the Exchange Act.

(b)  Internal Controls Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

On July 7, 2000, three complaints were filed by David H. Zimmer, Congressional Securities, Inc. and others against Interface Systems, Inc. (a company we acquired in 2000) and various additional defendants, including Interface’s prior president and chief executive officer, Robert A. Nero. Plaintiffs’ complaint currently seeks compensatory damages for losses resulting from not selling their Interface stock from March 14, 2000 to the end of March 2000 and for losses from purchases of Interface stock from

March 14, 2000 through April 12, 2000. In March 2003, the court dismissed all claims against Interface and dismissed all claims against Mr. Nero, except a breach of fiduciary duty claim to the extent that claim arises from Michigan common law. In April 2003, Mr. Nero filed an answer and a counterclaim against Mr. Zimmer and Congressional Securities, Inc. seeking contribution and indemnity. This case is scheduled for trial in January 2004. Because Mr. Nero and Interface are parties to an indemnification agreement, Interface may incur vicarious liability if and to the extent that the court awards damages against Mr. Nero in this lawsuit. The accompanying financial statements do not include a reserve for any costs for damages, if any, that might result from this uncertainty as a loss is not probable or estimable. An adverse outcome could significantly harm Tumbleweed’s business and operating results.

In June 2003, we were served with a summons and First Amended Complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock (other than purchasers of our initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York, where the Court held a status conference in September 2003. At the status conference we pointed out, and plaintiffs’ counsel conceded, that the named plaintiffs lacked standing to pursue the action because they had not purchased any shares of any of the issuer defendants then in the case. In October 2003 plaintiffs filed a motion for leave to file a Second Amended Complaint, which we have opposed. An adverse outcome of this lawsuit could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated condensed financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

Although we believe these lawsuits are without merit, no assurance can be given about their outcome, and an adverse outcome could significantly harm our business and operating results. Moreover, the costs in defending the lawsuits could harm future operating results.

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, Inc. (a company we acquired in June 2003), alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering through December 6, 2000. It names as defendants Valicert, its former chief executive officer, its chief financial officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to the paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

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

In May 2002, we sued PayPal, Inc. alleging infringement of our U.S. Patent No. 5,790,790 and our U.S. Patent No. 6,192,407. In May 2002 PayPal filed an answer and counterclaims denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. In September 2002, we filed a First Amended Complaint that added eBay, Inc. as a defendant. Both PayPal and eBay filed an answer and counterclaims to the First Amended Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. In January 2003, we filed a Second Amended Complaint that added a cause of action against each of PayPal and eBay for infringement of our U.S. Patent No. 6,487,599, which the

U.S. Patent and Trademark Office granted to us after we had filed the First Amended Complaint. Both PayPal and eBay filed an answer and counterclaims to the Second Amended Complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. The Court issued a claim construction ruling on November 6, 2003 and the case continues to proceed through the discovery phase. This case is scheduled for trial in September 2004.

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

We believe we do not infringe any valid Entrust patent. Moreover, in April 2003, we filed with the U.S. Patent and Trademark Office a request for interference with Entrust Patent No. 6,393,568. If we were to conclude based on additional information that some element of our processes are or might be covered by a valid Entrust patent, we might seek to negotiate and obtain a license from Entrust. If we were unwilling or unable to obtain a license from Entrust, we would remain subject to potential liability for patent infringement. Although we will contest any lawsuit by Entrust vigorously, we cannot make assurances that we will prevail if Entrust were to sue us for infringement of any of the Entrust patents. If any portions of our products were found to be infringing a valid Entrust patent, then we would likely be unable to continue to offer those portions of our products found to be infringing. We could also then be required to pay damages for past infringing use, possibly attorneys’ fees, and possibly treble damages. This could have a material adverse effect on our business prospects, financial condition, results of operations, and cash flows.

In February 2003, we sued Ticketmaster alleging infringement of three of our U.S. Patents, Nos. 5,790,790, 6,192,407, and 6,487,599. In March 2003 Ticketmaster filed an answer to our complaint denying our allegations and seeking declarations from the court that our patents are not infringed and are invalid. This litigation is scheduled for trial in August 2004.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit 31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed in our Current Report on Form 8-K, filed on March 6, 2003, and incorporated herein by reference.
(2)	Previously filed in our Registration Statement on Form S-4, filed on March 17, 2003 (File No. 333-103876), and incorporated herein by reference.

b. Report on Form 8-K:

On July 23, 2003, we filed a report on Form 8-K, which announced our financial results for the fiscal quarter ended June 30, 2003 and forward-looking statements relating to the third quarter of fiscal year 2003. A copy of our press release announcing the financial results for the fiscal quarter ended June 30, 2003 and forward-looking statements relating to the third quarter of fiscal year 2003 was attached thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: November 14, 2003	By:	/s/ JEFFREY C. SMITH
Jeffrey C. Smith
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley
Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)