Form 10-Q
period 2004-03-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2004-05-10
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares of common stock outstanding as of April 30, 2004 was 47,676,595.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predicts,” “projects,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms and other comparable terminology, including, but not limited to, the following:

•	any projections of revenues, earnings, cash balances or cash flow, synergies or other financial items;

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements regarding future economic conditions or performance;

•	implementing our business strategy;

•	attracting and retaining customers;

•	obtaining and expanding market acceptance of the products and services we offer;

•	competition in our market;

•	any statements relating to integration or restructuring plans; and

•	any statements of assumptions underlying any of the foregoing.

These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risks And Uncertainties That You Should Consider Before Investing In Tumbleweed” in section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. You should consider the risks factors and uncertainties under the caption “Risks and Uncertainties That You Should Consider Before Investing in Tumbleweed,” among other things, in evaluating Tumbleweed’s prospects and future financial performance. The occurrence of the events described in the risk factors could harm the business, results of operations and financial condition of Tumbleweed. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. Tumbleweed disclaims any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$23,361	$25,351
Accounts receivable, net	8,300	10,039
Other current assets	1,332	1,068

Total current assets	32,993	36,458
Goodwill	49,363	13,308
Intangible assets, net	10,008	4,392
Property and equipment, net	1,746	1,648
Other assets	772	540

Total assets	$94,882	$56,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$886	$250
Current installments of long-term debt	267	267
Accrued liabilities	6,346	6,791
Accrued merger-related and other expenses	1,114	485
Deferred revenue	12,976	11,808

Total current liabilities	21,589	19,601
Long-term debt, excluding current installments	400	467
Accrued merger-related and other costs, excluding current portion	465	540
Deferred revenue, excluding current portion	2,721	2,984
Other long-term liabilities	159	159

Total long-term liabilities	3,745	4,150

Total liabilities	25,334	23,751
Stockholders’ equity:
Common stock	48	43
Additional paid-in capital	352,344	313,532
Treasury stock	(796)	(796)
Deferred stock-based compensation expense	(1,616)	(302)
Accumulated other comprehensive loss	(604)	(585)
Accumulated deficit	(279,828)	(279,297)

Total stockholders’ equity	69,548	32,595

Total liabilities and stockholders’ equity	$94,882	$56,346

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenue:
Product revenue	$3,973	$2,629
Service revenue	5,582	2,871
Intellectual property and other revenue	570	281

Total revenue	10,125	5,781
Cost of revenue:
Cost of product revenue	244	232
Cost of service revenue	980	1,181
Amortization of intangible assets	244	—

Total cost of revenue	1,468	1,413
Gross profit	8,657	4,368
Operating expenses:
Research and development	2,913	1,963
Sales and marketing	4,708	3,441
General and administrative	1,322	1,422
Stock-based compensation (1)	82	34
Amortization of intangible assets	339	—

Total operating expenses	9,364	6,860
Operating loss	(707)	(2,492)
Other income, net	171	14

Net loss before provision (benefit) for income taxes	(536)	(2,478)
Provision (benefit) for income taxes	(5)	4

Net loss	$(531)	$(2,482)

Net loss per share—basic and diluted	$(0.01)	$(0.08)

Weighted average shares—basic and diluted	43,254	30,494

(1) Stock-based compensation is further classified as follows:
Cost of service revenue	$7	$8
Research and development	28	5
Sales and marketing	44	11
General and administrative	3	10

Total stock-based compensation	$82	$34

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(531)	$(2,482)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	82	34
Depreciation and amortization	970	359
Bad debt expense	—	31
Loss (gain) on disposal of property and equipment	(6)	30
Changes in operating assets and liabilities, net of effects of acquisitions of Incubator Limited and Corvigo, Inc.
Accounts receivable	2,243	716
Other current assets and other assets	102	(588)
Accounts payable, accrued liabilities, and other long-term liabilities	(1,366)	39
Accrued merger-related and other expenses	(10)	—
Deferred revenue	15	(406)

Net cash provided by (used in) operating activities	1,499	(2,267)
Cash flows from investing activities:
Purchase of property and equipment	(325)	(64)
Acquisitions of Incubator Limited and Corvigo, Inc., net of cash acquired	(3,379)	—

Net cash used in investing activities	(3,704)	(64)
Cash flows from financing activities:
Repayments of borrowings and other long-term liabilities	(67)	(50)
Proceeds from issuance of common stock	301	15

Net cash provided by (used in) financing activities	234	(35)
Effect of exchange rate fluctuation on cash and cash equivalents	(19)	157

Net decrease in cash and cash equivalents	(1,990)	(2,209)
Cash and cash equivalents, beginning of period	25,351	29,210

Cash and cash equivalents, end of period	$23,361	$27,001

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9	—

Cash paid during the period for taxes	$20	—

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1) Organization

The condensed consolidated financial statements included herein have been prepared by Tumbleweed Communications Corp. (“Tumbleweed”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Tumbleweed’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the SEC on March 15, 2004.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The results for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results expected for the full fiscal year.

The accompanying consolidated condensed financial statements include the accounts of Tumbleweed and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of Tumbleweed’s wholly-owned subsidiaries, Valicert, Inc. (“Valicert”), Incubator, Limited (“Incubator”), and Corvigo, Inc. (“Corvigo”), have been included commencing June 23, 2003, March 15, 2004, and March 18, 2004, the effective dates of those acquisitions, respectively.

(2) Stock-Based Compensation

Tumbleweed accounts for its stock-based compensation arrangements for employees using the intrinsic value method pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. As such, deferred stock-based compensation expense is recorded for fixed plan stock options when the fair value of the underlying common stock on the date of grant exceeds the stock option exercise price or the purchase price for issuance or sales of common stock. Deferred stock-based compensation expense is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation 28.

In the three months ended March 31, 2004, Tumbleweed recorded deferred stock-based compensation expense of $1,397,000 for the difference at the effective date of acquisition of Corvigo between the exercise price and the fair value of the common stock underlying the unvested options assumed upon the acquisition, multiplied by the ratio representing the remaining vesting period of the options assumed. Tumbleweed recognized stock-based compensation expense of approximately $82,000 and $34,000, in the three months ended March 31, 2004 and 2003, respectively.

Had stock-based compensation expense for its stock-based compensation plan been determined consistent with the fair value approach set forth in Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, Tumbleweed’s net losses for the three months ended March 31, 2004 and 2003, respectively, would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(531)	$(2,482)
Add: Stock-based compensation expense included in net loss	82	34
Less: Total stock-based compensation expense determined under fair value based method for all awards	$(1,406)	$(1,686)

Net loss pro forma	$(1,855)	$(4,134)
Basic and diluted net loss per share as reported	$(0.01)	$(0.08)
Basic and diluted net loss per share pro forma	$(0.04)	$(0.14)

For purposes of computing pro forma net loss, the fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model. The assumptions used to value the option grants are stated as follows:

	Three Months Ended March 31,
	2004	2003
Expected life	4.0 years	4.0 years
Volatility	133%	143%
Risk-free interest rate	2.58%	4.16%
Dividend yield	0%	0%

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended March 31,
	2004	2003
Warrants and options for which the exercise price was less than the average fair market value of our common stock during the period (excluded as inclusion would decrease our net loss per share)	6,581	1,004
Warrants and options excluded due to the exercise price exceeding the average fair market value of our common stock during the period	1,828	6,287

Total potential common shares excluded from diluted net loss per share	8,409	7,291

(4) Business Combinations

On March 18, 2004, Tumbleweed completed the acquisition of Corvigo, an anti-spam appliance vendor. The acquisition was entered into to strengthen Tumbleweed’s position in the anti-spam and e-mail security markets and to accelerate Tumbleweed’s distribution plans through the addition of resellers already selling the Corvigo appliance. Since March 18, 2004, Corvigo’s results of operations have been included in Tumbleweed’s consolidated condensed financial statements. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price of $42.3 million consisted of an exchange of 4,732,284 shares of Tumbleweed’s common stock with a fair value of $32.8 million based on the fair value of Tumbleweed’s stock on the date of the acquisition, cash paid of $6.0 million, an exchange of 386,000 options to purchase Tumbleweed’s common stock with a fair value of $2.7 million, including the intrinsic value of unvested options of $1.4 million, severances for former Corvigo employees of $97,000, and other acquisition-related costs of $633,000, consisting primarily of legal fees, banking fees, and accounting fees.

The following is a summary of the allocation of the purchase price in the acquisition of Corvigo (in thousands):

Net tangible assets	$2,191
Core/developed technology	3,250
Maintenance agreements	150
Customer base and reseller agreements	1,850
Trademarks and tradenames	150
Goodwill	34,660

Total	$42,251

On March 15, 2004, Tumbleweed completed the acquisition of Incubator, a reseller of Tumbleweed’s products. The acquisition was entered into to expand Tumbleweed’s sales in Europe. Since March 15, 2004, Incubator’s results of operations have been included in Tumbleweed’s consolidated condensed financial statements. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price of $1.7 million consisted of an exchange of 224,278 shares of Tumbleweed’s common stock with a fair value of $1.6 million based on the fair value of Tumbleweed’s stock on the date of the acquisition and other acquisition-related costs of $104,000 consisting of legal fees.

The following is a summary of the allocation of the purchase price in the acquisition of Incubator (in thousands):

Net tangible liabilities	$(493)
Maintenance agreements	350
Customer base and reseller agreements	450
Goodwill	1,395

Total	$1,702

In the event that a certain sales goal is met in Tumbleweed’s European sales region in the year ending December 31, 2004, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock worth $770,000 plus 10% of the amount of Tumbleweed’s European sales in excess of the sales goal for the year ending December 31, 2004. In addition, in the event that certain sales goals are met in Tumbleweed’s European sales region for both the year and the two year period, respectively, ending December 31, 2005, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock worth $1,000,000 plus 10% of the amount of Tumbleweed’s European sales in excess of the sales goal for the year ending December 31, 2005.

On June 23, 2003, Tumbleweed acquired Valicert, which develops and licenses secure Internet communications and identity validation software for file transfer, financial messaging, and business process integration. The acquisition was entered into to combine the two companies into a single, more competitive industry participant. Since June 23, 2003, Valicert’s results of operations have been included in Tumbleweed’s consolidated condensed financial statements. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price of $17.0 million consisted of an exchange of 9,713,634 shares of Tumbleweed’s common stock with a fair value of $13.0 million based on the average fair value of Tumbleweed’s stock two days before and two days after the announcement date of February 18, 2003, assumed stock options with a fair value of $1.7 million, severances for former Valicert employees of $276,000, and other acquisition-related costs of $2.0 million, consisting primarily of legal fees, investment banking fees, financial printing fees, accounting fees, and proxy mailing fees.

The following is a summary of the allocation of the purchase price in the acquisition of Valicert (in thousands):

Net tangible liabilities	$(1,647)
Core/developed technology	2,600
Maintenance agreements	700
Customer base and reseller agreements	1,400
Trademarks and tradenames	200
In-process research and development	100
Purchases orders (license)	300
Goodwill	13,308

Total	$16,961

A summary of intangible assets as of March 31, 2004 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(695)	$5,155
Customer base and reseller agreements	3	3,700	(385)	3,315
Maintenance agreements	3 to 4	1,200	(184)	1,016
Acquired workforce	1	476	(258)	218
Trademarks and trade names	4	350	(46)	304

		$11,576	$(1,568)	$10,008

The amounts above exclude intangible assets related to the acquisition of Valicert for Purchase orders (license) and In-process research and development in the amount of $300,000 and $100,000, respectively, as these amounts were written off in full in 2003.

The estimated amortization for each of the fiscal years subsequent to March 31, 2004, is as follows (in thousands):

Year Ending December 31,
2004	$2,709
2005	3,321
2006	2,508
2007	1,238
2008	232

$10,008

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, the goodwill acquired in the Valicert, Incubator, and Corvigo acquisitions will not be amortized, but instead, the goodwill balances will be tested for impairment at least annually and more frequently if certain impairment conditions exist. Any future impairment loss related to the goodwill recorded in connection with the acquisitions of Valicert, Incubator, and Corvigo will not be deductible by Tumbleweed for federal income tax purposes. During the last two quarters of 2003, Tumbleweed reduced its goodwill balance by $50,000 due to actual expenditures for severances for former Valicert employees and other acquisition-related costs being less than previously estimated.

Pro Forma Results

The following pro forma summary presents Tumbleweed’s consolidated results of operations for the three months ended March 31, 2004 and 2003 as if the acquisitions of Valicert, Incubator, and Corvigo had been consummated at the beginning of the earliest period. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of intangible assets, amortization of deferred compensation and the elimination of certain merger-related charges incurred by Valicert, prior to the merger with Tumbleweed, in the three months ended March 31, 2003. The pro forma results do not give effect to the deferred revenue adjustments on revenue as the adjustments are directly related to the mergers and the effects are non-recurring. Under the purchase method of accounting, the deferred revenue balances of Valicert, Incubator, and Corvigo were reduced by $1.0 million, $390, 000, and $793,000, respectively, to the fair value of the related obligations as of the acquisition dates of June 23, 2003; March 15, 2003; and March 18, 2003, respectively. These adjustments have had the effect of reducing the amount of revenue the combined company recognized in the three months ended March 31, 2004 and will also affect the amount of revenue the combined company will recognize in future periods compared to the amount of revenue Valicert, Incubator, and Corvigo would have recognized in the same periods absent the mergers.

Pro forma results for the three months ended March 31, 2004 and 2003 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Revenues	$10,708	$9,122
Net loss	$(3,579)	$(4,751)
Net loss per share—basic and diluted	$(0.08)	$(0.11)

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisitions taken place at the beginning of the periods presented.

Merger-related and Other Costs

During the last three quarters of 2003, Tumbleweed recorded merger-related and other costs of $2.9 million consisting of $1.1 million of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, $596,000 of merger-related marketing programs, $174,000 of other merger-related costs, and a $996,000 charge related to anticipated losses on an operating lease. The operating lease was assumed during the acquisition of Interface, Inc. in 2000 and covers approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with quarterly rent payments of approximately $65,000. This office space had been subleased to a tenant who was providing Tumbleweed with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. The following table describes merger-related and other expenses recorded in 2003 (in thousands):

	Total charges for 2003	Cumulative Payments	Accrued balance at March 31, 2004
Severance costs	$1,143	$(1,046)	$97
Anticipated operating lease losses	996	(279)	717
Merger-related marketing programs	596	(596)	—
Other merger-related costs	174	(174)	—

Total	$2,909	$(2,095)	$814

Accrued merger-related and other costs at March 31, 2004 also includes liabilities of $97,000 for severance costs for former Corvigo employees and $669,000 for other merger-related costs arising from the Incubator and Corvigo acquisitions consisting primarily of legal fees, banking fees, and accounting fees. The severance costs for former Corvigo employees and other merger-related costs arising from the Incubator and Corvigo acquisitions were recorded as goodwill in the purchase price allocations for those acquisitions. Severance costs and payments for other merger-related costs will be paid in 2004. Payments for anticipated remaining losses on the operating lease are expected to occur over the life of the lease, which ends in 2020.

(5) Acquired Workforce

In September 2003, Tumbleweed issued 86,538 shares of stock to a company to convert certain former contract engineers to employees in its research and development center in Bulgaria. Tumbleweed recorded an acquired workforce intangible asset of $476,000 to recognize the fair value of the stock issued. Tumbleweed is amortizing this intangible asset over its estimated useful life of one year. During the three months ended March 31, 2004, Tumbleweed recognized amortization expense of approximately $119,000 relating to the acquired workforce intangible asset.

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments, recorded net of tax. Comprehensive loss for the three months ending March 31, 2004 and 2003, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(531)	$(2,482)
Other comprehensive income (loss)—translation adjustments	(19)	157

Comprehensive loss	$(550)	$(2,325)

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2003	2003
North America	$8,905	$5,199
Europe	843	82
Asia	377	500

Total	$10,125	$5,781

Substantially all of Tumbleweed’s long-lived assets are located in the United States.

(8) Contingencies

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

(9) Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. Tumbleweed is required to adopt the provisions of EITF 00-21 as of January 1, 2004. The adoption of EITF 00-21 did not have a material impact on its financial position or results of operations.

In March 2004, the EITF reached consensus on Issue 03-01 (“EITF 03-01”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for fiscal years beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. Tumbleweed does not believe that the adoption of EITF 03-01 will have a material impact on its financial position or results of operations.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated condensed financial statements and the accompanying notes to this Quarterly Report on Form 10-Q and Tumbleweed’s Annual Report on Form 10-K for 2003 filed with the SEC, including any amendments to our Annual Report filed with the SEC, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included therein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risks and Uncertainties That You Should Consider Before Investing In Tumbleweed.”

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a leading provider of secure Internet messaging software products for enterprises and government. Our solutions are used by companies when e-mail, file transfer or Web communications are mission-critical. By making Internet communications secure, reliable and automated, our products help customers significantly reduce their cost of doing business.

We have more than 900 enterprise customers who use our products to connect with over ten thousand corporations and millions of end-users. Tumbleweed’s market focus is in the financial services, healthcare and insurance, government and enterprise markets. Our customers include ABN Amro Bank, Catholic Healthcare West, Bank of America Securities, JP Morgan Chase & Co., The Regence Group (Blue Cross/Blue Shield), Society for Worldwide Interbank Financial Telecommunication (SWIFT), St. Luke’s Episcopal Healthcare System, the US Food and Drug Administration, and the US Navy and Marine Corps.

Our software solutions are:

•	Email Firewall and Dynamic Anti-Spam Service to protect companies from “spam” junk email, viruses, and to implement content filtering for regulatory compliance;

•	Secure File Transfer for automating the transfer of payments files, Electronic Data Interchange (“EDI”) files, check images and other business-critical information between corporations, banks and processors;

•	Secure Email and Document Delivery for protecting confidential information such as patient records and financial statements;

•	Identity Validation to authorize users to access secure computing systems and to digitally sign files and transactions; and

•	MailGate Appliance for protection from “spam” and other email threats at the gateway.

Overview of the Three Month Period Ended March 31, 2004

Our operating results during the three months ended March 31, 2004 showed improvement relative to the same three months in 2003 in revenue, net loss, and cash flow. Our growth in revenue was driven by a number of factors including increased customer adoption of our email firewall products, revenues from the secure file transfer and identity validation products we acquired in the Valicert acquisition, and growth in our targeted customer sectors in the financial services, health care, and government industries. Our net loss was reduced due to our growth in revenues and our continuing focus on generating cost efficiencies including our development centers in Bulgaria and India which have allowed us to augment our research and development and services offerings at a relatively lower cost structure. We had positive cash flow from operations during the three months ended March 31, 2004 due to our reduction in net loss and lower accounts receivable balance due to an increase in collections from our customers.

Key Performance Indicators

Our key performance indicators are our bookings and sales pipeline. We measure bookings as the dollar value of contractual agreements entered into with customers in the period that result in either revenue in the period, deferred revenue at the end of the period, or future installments to be billed and received from the customer that are not due and payable at the end of the period or for which the software has not yet been shipped to the customer at the end of the period. In addition to measuring the level of bookings in total in each period, we track bookings for each of our software solutions, bookings by customer industry, bookings by geographical region, and bookings by distribution channel. Generally, an increase in our bookings will result in an increase in our revenues. We measure sales pipeline as the size of the forecasted dollar value of the sales opportunities we are addressing in current and future fiscal quarters. In addition to measuring the size of our sales pipeline in total, we track the sales pipeline for each of our software solutions and the sales pipeline for each geographic region. We also track how our individual sales opportunities advance through the sales pipeline towards a contract with a customer. Generally an increase in our sales pipeline will result in an increase in our future bookings and future revenues.

Outlook

We believe that our success in 2004 will depend particularly on our ability to increase customer adoption of our email firewall, secure file transfer, anti-spam appliance, and identity validation products, our ability to successfully integrate the Valicert, Incubator, and Corvigo acquisitions, and our ability to maintain tight control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government industries; growing our sales channels in Europe and Japan; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risks and Uncertainties” section for additional information.

Other Recent Events

On March 18, 2004, we completed the acquisition of Corvigo. The purchase price of $42.3 million consisted of an exchange of 4,732,284 shares of Tumbleweed’s common stock with a fair value of $32.8 million based on the fair value of Tumbleweed’s stock on the date of the acquisition, cash paid of $6.0 million, an exchange of 386,000 options to purchase Tumbleweed’s common stock with a fair value of $2.7 million, including the intrinsic value of unvested options of $1.4 million, severances for former Corvigo employees of $97,000, and other acquisition-related costs of $633,000, consisting primarily of legal fees, banking fees, and accounting fees.

On March 15, 2004, we completed the acquisition of Incubator. The purchase price of $1.7 million consisted of an exchange of 224,278 shares of our common stock with a fair value of $1.6 million and other acquisition-related costs of $104,000 consisting of payments for legal fees.

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

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition” With Respect to Certain Transactions (“SOP 98-9”).

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

We allocate revenue on software transactions (referred to as an “arrangement” in the accounting literature) involving multiple elements to each undelivered element based on their respective fair values. The residual is allocated to the product license. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately.

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

We evaluate goodwill on an annual basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with SFAS 142, Goodwill and Other Intangible Assets. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during the three months ended March 31, 2004 or 2003, respectively. As of March 31, 2004, we had goodwill of $50.6 million.

Accrual for Anticipated Operating Lease Losses

In the second quarter of 2003 we recognized a charge of $996,000 related to potential losses on an operating lease in Slough, United Kingdom that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include required dilapidations, remaining lease liabilities, and brokerage fees, offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with a sublessee and sublease rates. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate charge for the loss on this operating lease could vary from our current estimates.

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2004 and 2003

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property and other revenue consists of patent license agreement fees and the sale of distribution rights. Total revenue for the three months ended March 31, 2004 increased to $10.1 million from $5.8 million for the same three months in 2003. The increase in total revenue was primarily due to a $2.3 million increase in support and maintenance revenue, a $1.4 million increase in license revenue, and a $457,000 increase in consulting revenue.

Product revenue increased to $4.0 million for the three months ended March 31, 2004 from $2.6 million for the same three months in 2003. The increase in product revenue was primarily due to a $1.4 million increase in license revenue driven by sales of the secure file transfer and identity validation products that we acquired in the Valicert acquisition with no comparable revenue in 2003.

Service revenue increased to $5.6 million for the three months ended March 31, 2004 from $2.9 million for the same three months in 2003. The increase in service revenue was primarily due to a $2.3 million increase in support and maintenance revenue and a $457,000 increase in consulting revenue. Support and maintenance revenue increased due to revenue growth in our installed customer base, an expansion of our customer base due to the Valicert acquisition, and the successful customer acceptance of our dynamic anti-spam service which was released during the three months ended June 30, 2003 and is sold on a subscription service fee basis. Consulting revenue increased due to the recognition of $672,000 of revenue as a result of a prepaid consulting contract that had an expiration clause occurring in the three months ended March 31, 2004. As a result, the portion of that consulting contract that was in deferred revenue at December 31, 2003, was recognized in the three months ended March 31, 2004.

Intellectual property and other revenue increased to $570,000 for the three months ended March 31, 2004 from $281,000 for the same three months in 2003. The increase in intellectual property and other revenue was due to revenues from patent license agreements in the three months ended March 31, 2004 with no comparable revenue for the same three months in 2003. This increase was offset by revenue from the sale of distribution rights recognized during the three months ended March 31, 2003 of $281,000 with no comparable revenue for the same three months in 2004.

Cost of Revenue. Cost of revenue is comprised of product costs and service costs and the amortization of core/developed technology relating to the Valicert and Corvigo acquisitions. Product cost is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products and the cost of hardware included in our software appliances. Service costs are comprised primarily of employee and employee-related costs for customer support and consulting and contract development projects with third parties. Total cost of revenue increased to $1.5 million for the three months ended March 31, 2004 from $1.4 million for the same three months in 2003. Total cost of revenue increased due to the inclusion of $244,000 of amortization of core/developed technology relating to the Valicert and Corvigo acquisitions in the three months ended March 31, 2004 with no comparable costs for the same three months in 2003, partially offset by a $202,000 decrease in service costs.

The decrease in service costs was primarily due to decreases in employee and employee-related costs and allocated overhead charges. Employee and employee-related costs decreased by $133,000 due to the transfer of a portion of our customer support and consulting functions to our employees in Bulgaria and India, resulting in a lower cost structure that has allowed us to increase our total customer support and consulting headcount to 41 employees at March 31, 2004 from 25 employees at March 31, 2003 while reducing overall employee-related costs. Allocated overhead costs decreased by $54,000 due to a reduction in our allocable cost base caused by our reduction in information technology spending and our reduction in facility costs.

Research and Development Expenses. Research and development expenses are comprised of employee and employee-related costs and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended March 31, 2004 increased to $2.9 million from $1.9 million for the same three months in 2003. The increase in research and development expenses was primarily due to increases in employee and employee-related costs, depreciation expenses, and travel expenses. Employee and employee-related costs increased by $781,000 due to an increase in headcount to 159 employees at March 31, 2004 from 46 employees at March 31, 2003 driven by our efforts to broaden and upgrade our products including the addition of employees from the Valicert and Corvigo acquisitions. Depreciation expenses increased by $87,000 due to the establishment of our development centers in Bulgaria and India with no comparable costs in the three months ended March 31, 2003. Travel expenses increased by $54,000 due to due to increased geographical dispersion of our engineering workforce.

Sales and Marketing Expenses. Sales and marketing expenses are comprised of salaries, commission expenses, travel expenses, other related employee costs, and costs associated with marketing programs. Sales and marketing expenses for the three months ended March 31, 2004 increased to $4.7 million from $3.4 million for the same three months in 2003. The increase in sales and marketing expenses was due to a $1.3 million increase in employee and employee-related costs, including commissions expenses, due to an increase in headcount to 91 employees at March 31, 2004 from 42 employees at March 31, 2003. The increase in sales and marketing employees was driven by our efforts to increase our marketing initiatives and expand our sales presence, including the acquisitions of Valicert, Incubator, and Corvigo. Our increased sales also increased commission expenses.

General and Administrative Expenses. General and administrative expenses consist primarily of employee and employee-related and support costs for our administrative, finance, legal, and human resources departments as well as public reporting costs, bad debt expense, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended March 31, 2004 decreased to $1.3 million from $1.4 million for the same three months in 2003. The decrease in general and administrative expenses was primarily due to a $59,000 decrease in legal expenses due to costs associated with the eBay patent matter in the three months ended March 31, 2003. The settlement of our lawsuit and signing of a cross-license agreement with eBay in the fourth quarter of 2003 reduced costs associated with this matter in the three months ended March 31, 2004.

Stock-based Compensation Expense. Stock-based compensation expense consists of the amortization of deferred stock compensation recorded as a result of stock option grants to non-employees, unvested options assumed in the Valicert and Corvigo acquisitions, options granted to employees at exercise prices less than the fair value of the underlying stock on the grant date, and the vesting acceleration of certain employees’ stock options, net of credits related to stock options granted to employees who were later terminated. Stock-based compensation expense for the three months ended March 31, 2004 increased to $82,000 from $34,000 for the same three months in 2003. The increase in stock-based compensation expense was due to the amortization of deferred stock compensation resulting from unvested options assumed in the Valicert and Corvigo acquisitions in the three months ended March 31, 2004 with no comparable expense in the same three months in 2003.

Amortization of intangible assets. Amortization of intangible assets was $339,000 for the three months ended March 31, 2004. Amortization of intangible assets and write-off of in-process research and development resulted from the acquisitions of Valicert and Corvigo and the conversion, in the third quarter of 2003, of certain former contract engineers to employees in our research and development center in Bulgaria. The remaining intangible assets will be amortized over their estimated useful lives of one to five years. No similar intangible asset amortization charges were recorded for the same three months in 2003.

Other income, net. Other income, net, is primarily comprised of interest income earned on investment securities, interest expense paid on outstanding debt, and the sale in the three months ended March 31, 2004 of a legacy product line to a third party. The increase in other income, net, is primarily due to income of approximately $100,000 recorded from the sale of the legacy product line in the three months ended March 31, 2004 with no comparable income for the same three months in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of March 31, 2004, 2003, we had approximately $23.4 million in cash and cash equivalents.

Net cash provided by operating activities for the three months ended March 31, 2004 was $1.5 million. Net cash used in operating activities for the same three months in 2003 was $2.3 million. Net cash provided by operating activities for the three months ended March 31, 2004 was primarily due to a $2.2 million adjustment to our net loss of $531,000 due to a decrease in accounts receivable, net of the acquisitions of Incubator and Corvigo. Accounts receivable, net of the acquisitions of Incubator and Corvigo, decreased due to the collection in three months ended March 31, 2004 of a $3.3 million receivable that was outstanding at December 31, 2003. Net cash used in operating activities in the three months ended March 31, 2003 was primarily the result of our net loss of $2.5 million for that period.

Net cash used in investing activities for three months ended March 31, 2004 increased to $3.7 million from $64,000 for the same three months in 2003. Net cash used in investing activities for three months ended March 31, 2004 was comprised of $3.4 million for the acquisition of Incubator and Corvigo, net of cash acquired, and $325,000 of purchases of property and equipment. The $3.4 million outflow for the acquisitions of Incubator and Corvigo includes the impact of a $6.0 million payment as part of the purchase price for Corvigo. Net cash used in investing activities for three months ended March 31, 2003 was comprised of purchases of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2004 was $234,000. Net cash used in financing activities for the same three months in 2003 was $35,000. Net cash provided by financing activities for the three months ended March 31, 2004 was comprised of an inflow of $301,000 for the proceeds from the issuance of common stock and warrants offset by an outflow $67,000 related to debt repayments on outstanding debt originally assumed in the acquisition of Valicert. Net cash used in financing activities for the three months ended March 31, 2003 resulted primarily from the repayment of an equipment loan facility that was repaid in full in 2003.

As of March 31, 2004, our principal commitments consisted of obligations related to outstanding operating leases, a bank loan, and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

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

As a result of the Interface acquisition, we assumed an operating lease in Slough, United Kingdom. The lease is for a term ending in 2020 with current quarterly rent payments of approximately $65,000. We subleased this office space to a tenant who was providing us with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. In the second quarter of 2003 we recognized a charge of $996,000 related to potential losses on this lease that was included in our consolidated statement of operations as Merger-related and other costs. We are currently attempting to find a new sublessee.

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

Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, the resources devoted to the development of our products and services and the resources devoted to sales and marketing. We have decreased our spending on capital expenditures in recent quarters and do not anticipate significant increases in capital expenditures in the immediate future. We believe that our existing capital resources should enable us to maintain our current and planned operations for at least the next twelve months. Our current cash reserves, however, may be insufficient if we experience either lower than expected revenues or extraordinary or unexpected cash expenses, or for other reasons. Funding, if pursued, may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs, or take other steps that could harm our business or future operating results.

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

At March 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of March 31, 2004, are as follows (in thousands):

	2004	2005	2006	2007	2008	After 2008	Total
Debt obligations	$220	$283	$204	$—	$—	$—	$707
Operating leases	1,461	1,371	1,206	943	931	3,120	9,032
Unconditional purchase obligations	278	359	—	—	—	—	637

Total	$1,959	$2,013	$1,410	$943	$931	$3,120	$10,376

The amounts above will be offset by sublease payments of $147,000 in 2004 and $34,000 in 2005.

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED.

We have a history of losses and may experience losses in the future.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in new and rapidly evolving technology markets like ours. We incurred net losses of $9.2 million, $20.9 million, and $114.2 million in 2003, 2002, and 2001, respectively. As of March 31, 2004, we had incurred cumulative net losses of $279.8 million.

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

We are continuously evaluating investments in complementary technologies and businesses. Acquisitions of companies, divisions of companies, or products, including our acquisitions of Valicert, Incubator, and Corvigo entail numerous risks, including:

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. During the three months ended March 31, 2004 and 2003, five customers comprised approximately 18% and 28% of our revenue, respectively.

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

Our product revenue has fluctuated and our quarterly operating results will continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. In addition, we have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including, but not limited to:

•	target customers electing to adopt and implement our technology;

•	the substantial decrease in information technology spending in general, and among our target customers in particular;

•	customers choosing to delay their purchase commitments or purchase in smaller amounts than expected due to a general downturn in the economy;

•	our ability to continue to license our patents, the timing of such licenses, and the costs necessary to defend our patents;

•	the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure;

•	our ability to accurately estimate and control costs;

•	our ability to timely collect fees owed by customers;

•	the announcement or introduction of new or enhanced products and services in the secure content management, content security, secure online communications, or document delivery markets; and

•	acquisitions that we complete or propose.

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

Economic conditions could adversely affect our ability to maintain and increase revenue.

Our revenue and profitability or loss depends on the overall demand for our products, our intellectual property, and our services, particularly within the industries in which we offer specific versions of our products. Because our sales are primarily to customers in the financial services, health care, and government industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. Any weakening of the global economy, the information technology industry in particular, and the weakening of the business conditions within the above industries could cause a decrease in our license revenues. A softening of demand for information technology spending caused by a continued weakening of the economy, domestically or internationally, may result in a decrease in revenues and continued losses.

In addition, the financial, political, economic and other uncertainties following the terrorist attacks upon the United States and the United States involvement in Iraq have led to a further weakening of the global economy, and have created an uncertain economic environment. We cannot predict the impact of these events, any subsequent terrorist acts or any related military action, on our customers or business. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect spending on information technology and on our software license revenue, as well as have an adverse effect on our business, financial condition or results of operations.

The terms of any financing we may obtain could result in substantial dilution of existing stockholders.

In the future, we may be required or elect to seek additional financing to fund our operations. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in light of uncertainty in the current market environment, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms or at all, our ability to achieve or sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of new opportunities, develop or enhance products or services, or otherwise respond to competitive pressures could be significantly limited.

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

We are substantially dependent on the continued services and performance of our executive officers and other key personnel. The loss of the services of any of our executive officers or other key employees, including recent additions to our management team as a result of our acquisitions of Incubator and Corvigo, could significantly delay or prevent the achievement of our development and strategic objectives. We do not have long-term employment agreements with any of our key personnel. The loss of services of any of our executive officers or other key personnel could significantly harm our business and prospects.

Our international business exposes us to additional risks that may result in future additional costs or limit the market for product sales.

Products and services provided to Tumbleweed’s international customers accounted for 12% and 10% of our revenues for three months ended March 31, 2004 and 2003, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of March 31, 2004, none of our cash equivalents were subject to market risk.

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-154(e) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of March 31, 2004, and, based on that evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2004, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file under the Exchange Act

(b) Changes in internal controls.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock (other than purchasers of ours initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York, where the Court held a status conference in September 2003. At the status conference, we pointed out, and plaintiffs’ counsel conceded, that the named plaintiffs lacked standing to pursue the action because they had not purchased any shares of any of the issuer defendants then in the case. In October 2003, plaintiffs filed a motion for leave to file a second amended complaint, which we have opposed. An adverse outcome could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

All costs incurred as a result of these legal proceedings and claims are charged to expense as incurred.

We indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations.

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

2.1(1)

Agreement and Plan of Merger and Reorganization by and among Tumbleweed Communications Corp., Corvigo, Inc., Greenland Acquisition Company L.L.C., and Mark Kvamme as Stockholder’s Agent, dated March 18, 2004.

3.1(2)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of Registrant

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K, filed March 23, 2004.
(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 79687), filed June 29, 1999.

b. Report on Form 8-K:

On April 26, 2004, we filed a report on Form 8-K, which announced executive management changes and our financial results for the fiscal quarter ended March 31, 2004.

On March 23, 2004, we filed a report on Form 8-K, which announced our acquisition of Corvigo.

On February 27, 2004, we filed a report on Form 8-K, which announced our 2004 Analyst Meeting and included copies of presentation materials relating to the meeting.

On January 22, 2004, we filed a report on Form 8-K, which announced financial results for the three months and fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: May 10, 2004	By:	/s/ JEFFREY C. SMITH
Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2004	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

2.1(1)

Agreement and Plan of Merger and Reorganization by and among Tumbleweed Communications Corp., Corvigo, Inc., Greenland Acquisition Company L.L.C., and Mark Kvamme as Stockholder’s Agent, dated March 18, 2004.

3.1(2)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of Registrant

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K, filed March 23, 2004.
(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 79687), filed June 29, 1999.