Form 10-Q
period 2004-06-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2004-08-12
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of common stock outstanding as of July 31, 2004 was 47,896,678.

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

TUMBLEWEED COMMUNICATIONS CORP.

TRADEMARKS

Our registered trademarks include Tumbleweed®, Tumbleweed Communications®, Secure Envelope®, Secure Inbox®, Tumbleweed IME Integrated Messaging Exchange®, WorldSecure®, Worldtalk®, MailGate® and Corvigo®. Additional trademarks belonging to us include Tumbleweed Secure Guardian™, Tumbleweed Secure Policy Gateway™, Tumbleweed Secure Staging Server™, Tumbleweed Staging Server™, Tumbleweed Secure Mail™, Tumbleweed Secure Redirect™, Tumbleweed Secure Public Network™, Tumbleweed SPN™, Tumbleweed Secure Archive™, Tumbleweed Secure Web™, Tumbleweed Secure CRM™, Tumbleweed Secure Messenger™, Tumbleweed Secure Statements™, Tumbleweed My Copy™, Tumbleweed L2i™, Tumbleweed IME Developer™, Tumbleweed IME Personalize™, WorldSecure/Mail™ and Tumbleweed IME Alert™.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (unaudited)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2003	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$21,592	$25,351
Accounts receivable, net	7,844	10,039
Other current assets	1,488	1,068

Total current assets	30,924	36,458
Goodwill	49,389	13,308
Intangible assets, net	9,058	4,392
Property and equipment, net	1,523	1,648
Other assets	672	540

Total assets	$91,566	$56,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$397	$250
Current installments of long-term debt	267	267
Accrued liabilities	6,514	6,791
Accrued merger-related and other costs	953	485
Deferred revenue	12,958	11,808

Total current liabilities	21,089	19,601
Long-term debt, excluding current installments	333	467
Accrued merger-related and other costs, excluding current portion	434	540
Deferred revenue, excluding current portion	2,801	2,984
Other long-term liabilities	159	159

Total long-term liabilities	3,727	4,150

Total liabilities	24,816	23,751
Stockholders’ equity:
Common stock	49	43
Additional paid-in capital	352,639	313,532
Treasury stock	(796)	(796)
Deferred stock-based compensation	(1,386)	(302)
Accumulated other comprehensive loss	(613)	(585)
Accumulated deficit	(283,143)	(279,297)

Total stockholders’ equity	66,750	32,595
Total liabilities and stockholders’ equity	$91,566	$56,346

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$4,544	$3,277	$8,517	$5,906
Service revenue	5,134	2,615	10,716	5,486
Intellectual property and other revenue	362	250	932	531

Total revenue	10,040	6,142	20,165	11,923
Cost of product revenue	381	261	625	493
Cost of service revenue	1,045	968	2,025	2,149
Amortization of intangible assets	510	317	817	317

Total cost of revenue	1,936	1,546	3,467	2,959
Gross profit	8,104	4,596	16,698	8,964
Operating expenses:
Research and development	3,055	2,050	5,968	4,013
Sales and marketing	6,208	3,261	10,916	6,702
General and administrative	1,022	1,516	2,344	2,938
Stock-based compensation(1)	299	15	381	49
Amortization of intangible assets	440	20	716	20
Write-off of in-process research and development	—	100	—	100
Merger-related and other costs	469	1,887	469	1,887

Total operating expenses	11,493	8,849	20,794	15,709

Operating loss	(3,389)	(4,253)	(4,096)	(6,745)
Other income, net	83	51	254	65
Net loss before provision for income taxes	(3,306)	(4,202)	(3,842)	(6,680)
Provision for income taxes	6	3	1	7

Net loss	$(3,312)	$(4,205)	$(3,843)	$(6,687)

Net loss per share—basic and diluted	$(0.07)	$(0.13)	$(0.08)	$(0.22)

Weighted average shares—basic and diluted	47,746	31,279	45,479	30,887
(1) Stock-based compensation is further classified as follows:
Cost of service revenue	$4	$5	$11	$13
Research and development	91	1	119	6
Sales and marketing	195	4	239	15
General and administrative	9	5	12	15

Total stock-based compensation	$299	$15	$381	$49

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,843)	$(6,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	381	49
Compensation for stock options granted below fair market value	—	29
Depreciation and amortization expenses	2,310	1,044
Write-off of in-process research and development	—	100
Bad debt expense	—	(64)
Loss on disposal of property and equipment	81	59
Changes in operating assets and liabilities, net of effect of acquisitions
Accounts receivable	2,699	59
Other current assets and other assets	46	933
Accounts payable, accrued liabilities, and other long-term liabilities	(1,687)	263
Accrued merger-related and other costs	202	541
Deferred revenue	77	(78)

Net cash used in operating activities	(138)	(3,752)
Cash flows from investing activities:
Purchase of property and equipment	(582)	(361)
Acquisitions of Incubator Limited and Corvigo, Inc., net of cash acquired	(3,405)	—
Acquisition of Valicert, net of cash acquired	—	786

Net cash provided by (used in) investing activities	(3,987)	425
Cash flows from financing activities:
Repayments of borrowings and other long-term liabilities	(134)	(79)
Proceeds from issuance of common stock	528	64

Net cash provided by (used in) financing activities	394	(15)
Effect of exchange rate on cash and cash equivalents	(28)	61

Net decrease in cash and cash equivalents	(3,759)	(3,281)
Cash and cash equivalents, beginning of period	25,351	29,210

Cash and cash equivalents, end of period	$21,592	$25,929

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17	—

Cash paid during the period for taxes	$20	—

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, respectively, and cash flows for the six months ended June 30, 2004 and 2003, respectively. The results for the three and six months ended June 30, 2004 and 2003, respectively, are not necessarily indicative of the results expected for the full fiscal year.

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

In the three months ended June 30, 2004, Tumbleweed recorded deferred stock-based compensation of $183,000 to recognize the fair value of stock options granted to a non-employee for professional services. The assumptions used to value the option grant were an expected life of 10.0 years, volatility of 100%, risk-free interest rate of 2.58%, and dividend yield of 0%.

In the three months ended March 31, 2004, Tumbleweed recorded deferred stock-based compensation of $1,397,000 for the difference at the effective date of acquisition of Corvigo between the exercise price and the fair value of the common stock underlying the unvested options assumed upon the acquisition, multiplied by the ratio representing the remaining vesting period of the options assumed. In the three and six months ended June 30, 2003, Tumbleweed recorded deferred stock-based compensation of $528,000 for the difference at the effective date of acquisition of Valicert between the exercise price and the fair value of the common stock underlying the unvested options assumed upon the acquisition. Tumbleweed recognized stock-based compensation expense of approximately $299,000 and $15,000, in the three months ended June 30, 2004 and 2003, respectively, and approximately $381,000 and $49,000, in the six months ended June 30, 2004 and 2003, respectively.

Had stock-based compensation expense for its stock-based compensation plan been determined consistent with the fair value approach set forth in Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, Tumbleweed’s net losses for the three and six months ended June 30, 2004 and 2003, respectively, would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(3,312)	$(4,205)	$(3,843)	$(6,687)
Add: Stock-based compensation expense included in net loss	299	15	381	49
Less: Total stock-based compensation expense determined under fair value based method for all awards	$(2,222)	$(535)	$(3,572)	$(2,688)

Net loss pro forma	$(5,235)	$(4,725)	$(7,034)	$(9,326)
Basic and diluted net loss per share as reported	$(0.07)	$(0.13)	$(0.08)	$(0.22)
Basic and diluted net loss per share pro forma	$(0.11)	$(0.15)	$(0.15)	$(0.30)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

For purposes of computing pro forma net loss, the fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model. The assumptions used to value the option grants are stated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock options:
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Volatility	132%	141%	132%	141%
Risk-free interest rate	3.35%	2.17%	2.97%	2.33%
Dividend yield	0%	0%	0%	0%

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Warrants and options for which the exercise price was less than the average fair market value of our common stock during the period but were excluded as inclusion would decrease net loss per share	5,549	2,099	6,038	1,724
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	2,510	6,620	2,234	6,726

Total potential shares of common stock excluded from diluted net loss per share	8,059	8,719	8,272	8,450

(4) Business Combination

On March 18, 2004, Tumbleweed completed the acquisition of Corvigo, an anti-spam appliance vendor. The acquisition was entered into to strengthen Tumbleweed’s position in the anti-spam and e-mail security markets and to accelerate Tumbleweed’s distribution plans through the addition of resellers already selling the Corvigo appliance. Since March 18, 2004, Corvigo’s results of operations have been included in Tumbleweed’s consolidated condensed financial statements. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price of $42.3 million consisted of an exchange of 4,732,284 shares of Tumbleweed’s common stock with a fair value of $32.8 million based on the fair value of Tumbleweed’s common stock on the date of the acquisition, cash paid of $6.0 million, an exchange of 386,000 options to purchase Tumbleweed’s common stock with a fair value of $2.7 million, including the intrinsic value of unvested options of $1.4 million, severances for former Corvigo employees of $97,000, and other acquisition-related costs of $644,000, consisting primarily of legal fees, banking fees, and accounting fees.

The following is a summary of the allocation of the purchase price in the acquisition of Corvigo (in thousands):

Net tangible assets	$2,191
Core/developed technology	3,250
Maintenance agreements	150
Customer base and reseller agreements	1,850
Trademarks and tradenames	150
Goodwill	34,671

Total	$42,262

On March 15, 2004, Tumbleweed completed the acquisition of Incubator, a reseller of Tumbleweed’s products. The acquisition was entered into to expand Tumbleweed’s sales in Europe. Since March 15, 2004, Incubator’s results of operations have been included in Tumbleweed’s consolidated condensed financial statements. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price of $1.7 million consisted of an exchange of 224,278 shares of Tumbleweed’s common stock with a fair value of $1.6 million based on the fair value of Tumbleweed’s stock on the date of the acquisition and other acquisition-related costs of $119,000 consisting of legal fees.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

The following is a summary of the allocation of the purchase price in the acquisition of Incubator (in thousands):

Net tangible liabilities	$(493)
Maintenance agreements	350
Customer base and reseller agreements	450
Goodwill	1,410

Total	$1,717

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

The following is a summary of the allocation of the purchase price in the acquisition of Valicert (in thousands):

Net tangible liabilities	$(1,647)
Core/developed technology	2,600
Maintenance agreements	700
Customer base and reseller agreements	1,400
Trademarks and tradenames	200
In-process research and development	100
Purchases orders (license)	300
Goodwill	13,308

Total	$16,961

A summary of intangible assets as of June 30, 2004 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(1,115)	$4,735
Customer base and reseller agreements	3	3,700	(685)	3,015
Maintenance agreements	3 to 4	1,200	(273)	927
Acquired workforce	1	476	(377)	99
Trademarks and trade names	4	350	(68)	282

		$11,576	$(2,518)	$9,058

The amounts above exclude intangible assets related to the acquisition of Valicert for purchase orders (license) and in-process research and development in the amount of $300,000 and $100,000, respectively, as these amounts were written off in full in 2003.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

The estimated amortization for each of the fiscal years subsequent to June 30, 2004, is as follows (in thousands):

Year Ending December 31,
2004	$1,759
2005	3,321
2006	2,508
2007	1,238
2008	232

$9,058

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, the goodwill acquired in the Valicert, Incubator, and Corvigo acquisitions will not be amortized, but instead, the goodwill balances will be tested for impairment at least annually and more frequently if certain impairment conditions exist. Any future impairment loss related to the goodwill recorded in connection with the acquisitions of Valicert, Incubator, and Corvigo will not be deductible by Tumbleweed for federal income tax purposes. During the three months ended June 30, 2004, Tumbleweed increased its goodwill balance by $11,000 due to actual expenditures for acquisition-related costs related to the Corvigo acquisition being higher than previously estimated. During the three months ended June 30, 2004, Tumbleweed increased its goodwill balance by $15,000 due to actual expenditures for acquisition-related costs related to the Incubator acquisition being higher than previously estimated.

Pro Forma Results

The following pro forma summary presents Tumbleweed’s consolidated results of operations for the three and six months ended June 30, 2004 and 2003, as if the acquisitions of Valicert, Incubator, and Corvigo had been consummated at the beginning of the earliest period. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of intangible assets, amortization of deferred compensation and the elimination of certain merger-related charges incurred by Valicert, prior to the merger with Tumbleweed, in the three months ended March 31, 2003. The pro forma results do not give effect to the deferred revenue adjustments on revenue as the adjustments are directly related to the mergers and the effects are non-recurring. Under the purchase method of accounting, the deferred revenue balances of Valicert, Incubator, and Corvigo were reduced by $1.0 million, $390,000, and $793,000, respectively, to the fair value of the related obligations as of the acquisition dates of June 23, 2003; March 15, 2004; and March 18, 2004, respectively. These adjustments have had the effect of reducing the amount of revenue the combined company recognized in the three and six months ended June 30, 2004 and will also affect the amount of revenue the combined company will recognize in future periods compared to the amount of revenue Valicert, Incubator, and Corvigo would have recognized in the same periods absent the mergers.

Pro forma results for the three and six months ended June 30, 2004 and 2003, respectively, are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$10,040	$9,314	$20,748	$18,436
Net loss	$(3,226)	$(5,758)	$(6,806)	$(10,510)
Net loss per share—basic and diluted	$(0.07)	$(0.13)	$(0.14)	$(0.23)

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place at the beginning of the periods presented. Pro forma results include merger-related and other costs of $469,000 for the three and six months ended June 30, 2004, and $1.9 million for the three and six months ended June 30, 2003, respectively.

Merger-related and other costs

Merger-related and other costs of $469,000 for the three and six months ended June 30, 2004 consist of $376,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo and Incubator acquisitions and the sale of Tumbleweed’s Indian subsidiary to a third party on June 2, 2004, $26,000 for a loss on the sale of Tumbleweed’s Indian subsidiary, and $67,000 of other merger-related costs. Tumbleweed’s Indian subsidiary was acquired in the acquisition of Valicert and had served as an offshore development center supporting Tumbleweed’s engineering, customer support, and consulting functions. The Indian subsidiary was sold to consolidate Tumbleweed’s offshore development in its existing Bulgaria location.

During the last three quarters of 2003, Tumbleweed recorded merger-related and other costs of $2.9 million consisting of $1.1 million of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, $596,000 of merger-

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

related marketing programs, $174,000 of other merger-related costs, and a $996,000 charge related to anticipated losses on an operating lease. The operating lease was assumed during the acquisition of Interface, Inc. in 2000 and covers approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with quarterly rent payments of approximately $65,000. This office space had been subleased to a tenant who was providing Tumbleweed with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. The following table describes merger-related and other costs recorded in 2004 and 2003 (in thousands):

	Severance costs	Anticipated operating lease losses	Merger- related marketing programs	Loss on sale of Indian subsidiary	Other merger- related costs	Total
2003 costs	$1,143	$996	$596	$—	$174	$2,909
2003 payments	(911)	(203)	(455)	—	(174)	(1,743)
Balance December 31, 2003	$232	$793	$141	$—	$—	$1,166
Costs	—	—	—	—	—	—
Payments	(135)	(76)	(141)	—	—	(352)
Balance March 31, 2004	$97	$717	$—	$—	$—	$814
Costs	376	—	—	26	67	469
Payments	(88)	(31)	—	(26)	(67)	(212)
Balance June 30, 2004	$385	$686	$—	$—	$—	$1,071

Accrued merger-related and other costs at June 30, 2004 also includes liabilities of $3,000 for severance costs for former Corvigo employees and $313,000 for other merger-related costs arising from the Incubator and Corvigo acquisitions consisting primarily of legal fees, banking fees, and accounting fees. The severance costs for former Corvigo employees and other merger-related costs arising from the Incubator and Corvigo acquisitions were recorded as goodwill in the purchase price allocations for those acquisitions. Severance costs will be paid in 2004 and 2005. Payments for other merger-related costs will be paid in 2004. Payments for anticipated remaining losses on the operating lease are expected to occur over the life of the lease, which ends in 2020.

Tumbleweed expects to continue to incur merger-related and other costs in the third quarter of 2004 primarily related to severance costs for employee terminations in July 2004.

(5) Acquired Workforce

In September 2003, Tumbleweed issued 86,538 shares of stock to a company to recruit certain of its contract engineers to Tumbleweed as employees in Tumbleweed’s research and development center in Bulgaria. Tumbleweed recorded an acquired workforce intangible asset of $476,000 to recognize the fair value of the stock issued. Tumbleweed is amortizing this intangible asset over its estimated useful life of one year. During the three and six months ended June 30, 2004, Tumbleweed recognized amortization expense of approximately $119,000 and $238,000, respectively, relating to the acquired workforce intangible asset.

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments, recorded net of tax. Comprehensive loss for the three months and six months ending June 30, 2004 and 2003, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(3,312)	$(4,205)	$(3,843)	$(6,687)
Other comprehensive income (loss)—translation adjustments	(9)	(96)	(28)	61

Comprehensive loss	$(3,321)	$(4,301)	$(3,871)	$(6,626)

(7) Segment Information

As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, Tumbleweed’s chief operating decision-maker is its Chief Executive Officer. This officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed is the information presented in the accompanying consolidated statement of operations. Tumbleweed operates in a single reporting segment.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
North America	$8,906	$5,893	$17,811	$11,093
Europe	886	225	1,729	306
Asia	248	24	625	524

Total	$10,040	$6,142	$20,165	$11,923

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

In June 2003, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

In June 2003, Tumbleweed was served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In May 2004, the Court granted plaintiffs’ motion for leave to file a second amended complaint. Tumbleweed and the other defendants intend to file motions to dismiss this case pursuant to Fed. R. Civ. P. 12(b). An adverse outcome in this case could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

(9) Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. Tumbleweed adopted the provisions of EITF 00-21 as of July 1, 2003. The adoption of EITF 00-21 did not have a material impact on its financial position or results of operations.

In March 2004, the EITF reached consensus on Issue 03-01 (“EITF 03-01”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. Tumbleweed does not believe that the adoption of EITF 03-01 will have a material impact on its financial position or results of operations.

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

We have approximately 1,000 enterprise customers who use our products to connect with over ten thousand corporations and millions of end-users. Tumbleweed’s market focus is in the financial services, healthcare and insurance, government and enterprise markets. Our customers include ABN Amro Bank, Bank of America Securities, Catholic Healthcare West, The Regence Group (Blue Cross/Blue Shield), St. Luke’s Episcopal Healthcare System, the US Food and Drug Administration, the US Navy and Marine Corps, and Wells Fargo Bank.

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

Overview of the Three and Six Month Periods Ended June 30, 2004

Our operating results during the three and six months ended June 30, 2004 showed improvement relative to the same three and six months in 2003 in revenue and net loss. Our growth in revenue of 63% and 69% in the three and six month periods ended June 30, 2004, respectively, from the same three and six months in 2003, was driven by a number of factors including increased customer adoption of our email firewall products, revenues from the secure file transfer and identity validation products we acquired in the Valicert acquisition, revenue from the MailGate product acquired in the Corvigo acquisition, and growth in our targeted customer

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

sectors in the financial services, health care, and government industries. Our reduction in net loss of 21% and 43% in the three and six month periods ended June 30, 2004, respectively, from the same three and six months in 2003, was due to our growth in revenues and our continuing focus on generating cost efficiencies including our development center in Bulgaria which has allowed us to augment our research and development and services offerings at a relatively lower cost structure. In addition, operating cash flow improved by 96% in the six months ended June 30, 2004 due to our reduction in net loss and lower accounts receivable balance due to an increase in collections from our customers.

Key Performance Indicators

Our key performance indicators are customer orders received (bookings), recognized revenue and deferred revenue. We measure bookings as the dollar value of contractual agreements entered into with customers in the period that result in either revenue recognized in the period, deferred revenue at the end of the period, or expected billings in future periods. Generally, an increase in our bookings will result in an increase in our revenues. The timing of bookings is uncertain as we sell to enterprises and government entities and the process of contractual negotiation is critical and may be lengthy. Many enterprise customers negotiate software licenses near the end of each quarter.

Outlook

We believe that our success in 2004 will depend particularly on our ability to increase customer adoption of our email firewall, secure file transfer, anti-spam appliance, and identity validation products, our ability to successfully integrate the Valicert, Incubator, and Corvigo acquisitions, and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government industries; timing of the closure of customer contracts; growing our sales internationally; expanding our reseller channel; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risks and Uncertainties” section for additional information.

Other Recent Events

On March 18, 2004, we completed the acquisition of Corvigo. The purchase price of $42.3 million consisted of an exchange of 4,732,284 shares of our common stock with a fair value of $32.8 million based on the fair value of our common stock on the date of the acquisition, cash paid of $6.0 million, an exchange of 386,000 options to purchase our common stock with a fair value of $2.7 million, including the intrinsic value of unvested options of $1.4 million, severances for former Corvigo employees of $97,000, and other acquisition-related costs of $644,000, consisting primarily of legal fees, banking fees, and accounting fees.

On March 15, 2004, we completed the acquisition of Incubator. The purchase price of $1.7 million consisted of an exchange of 224,278 shares of our common stock with a fair value of $1.6 million and other acquisition-related costs of $119,000 consisting of payments for legal fees. Additionally, Incubator may be entitled to receive additional shares of Tumbleweed stock in the first quarters of 2005 and 2006 provided that certain sales goals are achieved.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Revenue Recognition

We derive our revenue from three sources: (i) product revenue, which includes license fees, subscription-based license fees, and transaction-based license fees; (ii) service revenue, which includes support and maintenance fees, consulting fees, and training fees; and (iii) intellectual property and other revenue which includes patent license agreement fees and the sale of distribution rights. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to net book value.

We evaluate goodwill on an annual basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with SFAS 142, Goodwill and Other Intangible Assets. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during the three and six months ended June 30, 2004 or 2003, respectively. As of June 30, 2004, we had goodwill of $49.4 million.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 2004 and 2003

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property and other revenue consists of patent license agreement fees and the sale of distribution rights. Total revenue for the three months ended June 30, 2004 increased to $10.0 million from $6.1 million for the same three months in 2003. The increase in total revenue was primarily due to a $2.6 million increase in support and maintenance revenue and a $1.3 million increase in license revenue. Total revenue for the six months ended June 30, 2004 increased to $20.2 million from $11.9 million for the same six months in 2003. The increase in total revenue was primarily due to a $4.8 million increase in support and maintenance revenue, a $2.7 million increase in license revenue, and a $682,000 increase in patent license agreement revenue.

Product revenue increased to $4.5 million for the three months ended June 30, 2004 from $3.3 million for the same three months in 2003. Product revenue increased to $8.5 million for the six months ended June 30, 2004 from $5.9 million for the same six months in 2003. The increases in product revenue were primarily due to increases in license revenue of $1.3 million and $2.7 million, respectively, for the three and six months ended June 30, 2004 partially offset by decreases in transaction-based license revenue of $132,000 and $121,000, respectively, for the three and six months ended June 30, 2004. The increases in license revenue for the three and six month periods were driven by increased sales of our email firewall products and sales of the secure file transfer and MailGate products that we acquired in the Valicert and Corvigo acquisitions, respectively, with little comparable revenue in 2003 since the Valicert acquisition occurred late in the second quarter of 2003 and the Corvigo acquisition occurred in 2004. The decreases in transaction-based license revenue were due to our continued transition away from that selling model and toward selling perpetual licenses with associated support and maintenance contracts.

Service revenue increased to $5.1 million for the three months ended June 30, 2004 from $2.6 million for the same three months in 2003. Service revenue increased to $10.7 million for the six months ended June 30, 2004 from $5.5 million for the same six months in 2003. The increases in service revenue were primarily due to increases in support and maintenance revenue of $2.6 million and $4.8 million, respectively, for the three and six months ended June 30, 2004. The increases in support and maintenance revenue were due to revenue growth in our installed customer base, an expansion of our customer base due to the Valicert acquisition, and the successful customer acceptance of our dynamic anti-spam service which was released during the three months ended June 30, 2003 and is sold on a subscription service fee basis.

Intellectual property and other revenue increased to $362,000 for the three months ended June 30, 2004 from $250,000 for the same three months in 2003. Intellectual property and other revenue increased to $932,000 for the six months ended June 30, 2004 from $531,000 for the same six months in 2003. The increases in intellectual property and other revenue were due to increases in patent license agreement revenue of $112,000 and $682,000, respectively, for the three and six months ended June 30, 2004. The increase in patent license agreement revenue for the six months ended June 30, 2004 was partially offset by revenue from the sale of distribution rights recognized during the three months ended March 31, 2003 of $281,000 with no comparable revenue in 2004.

Cost of Revenue. Cost of revenue is comprised of product costs and service costs and the amortization of core/developed technology, maintenance agreements, and purchase orders (license) relating to the Valicert, Incubator, and Corvigo acquisitions. Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products and the cost of hardware included in our appliance products. Service costs are comprised primarily of employee and employee-related costs for customer support and consulting and contract development projects with third parties. Total cost of revenue increased to $1.9 million for the three months ended June 30, 2004 from $1.5 million for the same three months in 2003. The increase in total cost of revenue was due to a $193,000 increase in the amortization of intangible assets, a $120,000 increase in product costs and a $77,000 increase in service costs. Total cost of revenue increased to $3.5 million for the six months ended June 30, 2004 from $3.0 million for the same six months in 2003. The increase in total cost of revenue was due to a $500,000 increase in the amortization of intangible assets.

Product costs increased to $381,000 for the three months ended June 30, 2004 from $261,000 for the same three months in 2003. Product costs increased to $625,000 for the six months ended June 30, 2004 from $493,000 for the same six months in 2003. The increases in product costs were primarily due to an increase in costs of hardware included in our appliance products due to an increase in the sales of appliance products in 2004 driven by sales of the MailGate product acquired in the Corvigo acquisition. We expect product costs to increase on a year-over-year basis in the future due to the inclusion of the costs of hardware included in sales of our appliance products.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Service costs increased to $1.0 million for the three months ended June 30, 2004 from $968,000 for the same six months in 2003. The increase in service costs for the three month period was primarily due to the inclusion of service costs in Europe in 2004 as a result of the acquisition of Incubator in March 2004 with no comparable costs in 2003. Service costs decreased to $2.0 for the six months ended June 30, 2004 from $2.1 million for the same six months in 2003. The decrease in service costs for the six month period were primarily due to a $68,000 decrease in employee-related costs primarily driven by consulting personnel headcount reductions in 2003 as a result of our reduced revenue emphasis on consulting engagements.

Amortization of intangible assets included in cost of revenue consists of the amortization of intangible assets for core/developed technology, maintenance agreements, and purchase orders (license) recorded as a result of the Valicert, Incubator, and Corvigo acquisitions. Amortization of intangible assets included in cost of revenue increased to $510,000 in the three months ended June 30, 2004 from $317,000 for the same three months in 2003. Amortization of intangible assets included in cost of revenue increased to $817,000 in the six months ended June 30, 2004 from $317,000 for the same six months in 2003. The increases in the amortization of intangible assets included in cost of revenue was due to the acquisitions of Corvigo and Incubator in March of 2004 and the acquisition of Valicert in June of 2003 since there was no related amortization for the Corvigo and Incubator intangible assets in the six months ended June 30, 2003 and no related amortization for the Valicert intangible assets in the first quarter of 2003. We expect amortization of intangible assets included in cost of revenue to increase on a year-over-year basis in the second half of 2004 as a result of the acquisitions of Corvigo and Incubator in March of 2004.

Research and Development Expenses. Research and development expenses are primarily comprised of employee and employee-related costs and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended June 30, 2004 increased to $3.1 million from $2.1 million for the same three months in 2003. Research and development expenses for the six months ended June 30, 2004 increased to $6.0 million from $4.0 million for the same six months in 2003. The increases in research and development expenses were primarily due to increases in employee and employee-related costs. Employee and employee-related costs increased by $894,000 and $1.7 million, respectively, in the three and six months ended June 30, 2004 due to an increase in engineering headcount to 125 employees at June 30, 2004 from 79 employees at June 30, 2003 driven by our efforts to broaden and upgrade our products including the addition of employees from the Valicert and Corvigo acquisitions.

Sales and Marketing Expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including commissions, travel expenses, and costs associated with marketing programs. Sales and marketing expenses for the three months ended June 30, 2004 increased to $6.2 million from $3.3 million for the same three months in 2003. Sales and marketing expenses for the six months ended June 30, 2004 increased to $10.9 million from $6.7 million for the same six months in 2003. The increases in sales and marketing expenses were primarily due to increases in employee and employee-related costs, including commissions, and marketing programs. Employee and employee-related costs, including commissions, increased by $2.2 million and $3.5 million, respectively, in the three and six months ended June 30, 2004 due to an increase in commissions due to higher bookings and an increase in sales and marketing headcount to 83 employees at June 30, 2004 from 64 employees at June 30, 2003 due to our efforts to increase our marketing resources and expand our sales presence, and also reflects the acquisitions of Valicert, Incubator, and Corvigo. Marketing programs increased by $280,000 and $456,000, respectively, in the three and six months ended June 30, 2004 due to an increase in marketing initiatives targeted at growing our revenues.

General and Administrative Expenses. General and administrative expenses consist primarily of employee and employee-related and support costs for our administrative, finance, legal, and human resources departments as well as public reporting costs, bad debt expense, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended June 30, 2004 decreased to $1.0 million from $1.5 million for the same three months in 2003. General and administrative expenses for the six months ended June 30, 2004 decreased to $2.3 million from $2.9 million for the same six months in 2003. The decreases in general and administrative expenses were primarily due to decreases in office expenses and legal expenses. Office expenses decreased by $102,000 and $372,000, respectively, in the three and six months ended June 30, 2004 primarily due to the renewal of our headquarters lease in third quarter of 2003 where we received a lower monthly rent cost in exchange for an extension of the lease term. Legal expenses decreased by $310,000 and $369,000, respectively, in the three and six months ended June 30, 2004 primarily due to costs associated with the eBay patent matter in the three and six months ended June 30, 2003. The settlement of our lawsuit and signing of a cross-license agreement with eBay in the fourth quarter of 2003 reduced costs associated with this matter in the three and six months ended June 30, 2004.

Stock-based Compensation Expense. Stock-based compensation expense consists of the amortization of deferred stock-based compensation recorded as a result of stock option grants to non-employees, unvested options assumed in the Valicert and Corvigo acquisitions, options granted to employees at exercise prices less than the fair value of the underlying stock on the grant date, and the vesting acceleration of certain employees’ stock options, net of credits related to stock options granted to employees who were later terminated before the options vested. Stock-based compensation expense for the three months ended June 30, 2004 increased to $299,000 from $15,000 for the same three months in 2003. Stock-based compensation expense for the six months ended June 30, 2004 increased to $381,000 from $49,000 for the same six months in 2003. The increases in stock-based compensation expense were due to the amortization of deferred stock-based compensation resulting from unvested options assumed in the Valicert and Corvigo

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

acquisitions and a grant of stock options to a non-employee in the three and six months ended June 30, 2004 with no comparable expense from the Corvigo acquisition and non-employee grant in 2003 and no comparable expense from the Valicert acquisition in the first quarter of 2003. We expect stock-based compensation expense to increase on a year-over-year basis in the second half of 2004 as a result of the amortization of deferred compensation recognized as a result of Corvigo acquisition as well as the grant of options to a non-employee.

Amortization of intangible assets and write-off of in-process research and development. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Incubator, and Corvigo acquisitions. Amortization of intangible assets included in operating expenses for the three months ended June 30, 2004 increased to $440,000 from $20,000 for the same three months in 2003. Amortization of intangible assets included in operating expenses for the six months ended June 30, 2004 increased to $716,000 from $20,000 for the same six months in 2003. The increases in the amortization of intangible assets included in operating expenses was due to the acquisitions of Corvigo and Incubator in March 2004 and the acquisition of Valicert in June of 2003 since there was no related amortization for the Corvigo and Incubator intangible assets in the six months ended June 30, 2003 and no related amortization for the Valicert intangible assets in the first quarter of 2003. We expect amortization of intangible assets included in operating expenses to increase on a year-over-year basis in the second half of 2004 as a result of the acquisitions of Corvigo and Incubator in March 2004.

Merger-related and other costs. Merger-related and other costs of $469,000 for the three and six months ended June 30, 2004 consist of $376,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo and Incubator acquisitions and the sale of Tumbleweed’s Indian subsidiary in June 2004, $26,000 for a loss on the sale of Tumbleweed’s Indian subsidiary, and $67,000 of other merger-related costs. Merger-related and other costs of $1.9 million for the three and six months ended June 30, 2003, consist of $891,000 of severances for Tumbleweed employees terminated in connection with the Valicert acquisition and a $996,000 charge related to the fair value of anticipated losses on an operating lease. The operating lease was assumed during the acquisition of Interface, Inc. in 2000 and covers approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with quarterly rent payments of approximately $65,000. This office space had been subleased to a tenant who was providing Tumbleweed with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. We expect to continue to incur merger-related and other costs in the third quarter of 2004 as we incur costs related to the integration of Tumbleweed, Incubator, and Corvigo.

Other income, net. Other income, net, is primarily comprised of interest income earned on investment securities and interest expense incurred on outstanding debt. Additionally in the three months ended June 30, 2004, this category included the recovery of $66,000 due from current and former employees previously deemed uncollectable, and in the three months ended March 31, 2004, included approximately $100,000 from the sale of a product line. The increase in other income, net, for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003 was primarily due to these two items.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of June 30, 2004, we had approximately $21.6 million in cash and cash equivalents.

Net cash used in operating activities for the six months ended June 30, 2004 decreased to $138,000 from $3.8 million for the same six months in 2003. Net cash used in operating activities for the six months ended June 30, 2004 was primarily the result of our net loss of $3.8 million and adjustments to reconcile net loss to net cash used in operating activities including a decrease in accounts receivable balances of $2.7 million and non-cash charges for depreciation and amortization expenses of $2.3 million and stock-based compensation expense of $381,000, offset by a decrease in accounts payable, accrued liabilities, and other long-term liabilities of $1.7 million. The reduction in net cash used in operating activities was primarily due to a reduction in our net loss of $2.8 million and increases in non-cash charges for depreciation and amortization expenses and stock-based compensation expense

Net cash used in investing activities for the six months ended June 30, 2004 was $4.0 million. Net cash provided by investing activities for the six months ended June 30, 2003 was $425,000. Net cash used in investing activities for the six months ended June 30, 2004 was comprised of $3.4 million for the acquisitions of Incubator and Corvigo, net of cash acquired, and $582,000 of purchases of property and equipment. The $3.4 million outflow for the acquisitions of Incubator and Corvigo includes the impact of a $6.0 million cash payment to Corvigo shareholders as part of the purchase price for Corvigo. Net cash provided by investing activities for the six months ended June 30, 2004 was comprised of inflows related to the acquisition of Valicert, partially offset by purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2004 was $394,000. Net cash used in financing activities for the six months ended June 30, 2003 was $15,000. Net cash provided by financing activities for the six months ended

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

June 30, 2004 was comprised of an inflow of $528,000 for the proceeds from the issuance of common stock as a result of the exercises of stock options and warrants, partially offset by an outflow of $134,000 related to repayments on outstanding debt originally assumed in the acquisition of Valicert. Net cash used in financing activities for the six months ended June 30, 2003 resulted primarily from the repayment of outstanding debt of $79,000 partially offset by proceeds of $64,000 as a result of the issuance of common stock as a result of the exercises of stock options and warrants.

As of June 30, 2004, our principal commitments consisted of obligations related to outstanding operating leases, a bank loan, and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

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

At June 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of June 30, 2004, are as follows (in thousands):

	2004	2005	2006	2007	2008	After 2008	Total
Debt obligations	$146	$283	$204	$—	$—	$—	$633
Operating leases	1,032	1,401	1,206	943	931	3,120	8,632
Unconditional purchase obligations	568	358	—	—	—	—	926

Total	$1,746	$2,042	$1,410	$943	$931	$3,120	$10,191

The amounts above will be offset by sublease payments of $103,000 in 2004 and $34,000 in 2005.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED.

We have a history of losses and may experience losses in the future.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in new and rapidly evolving technology markets like ours. We incurred net losses of $9.2 million, $20.9 million, and $114.2 million in 2003, 2002, and 2001, respectively. As of June 30, 2004, we had incurred cumulative net losses of $283.1 million.

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

We are continuously evaluating investments in complementary technologies and businesses. Acquisitions of companies, divisions of companies, or products, including our acquisitions of Valicert, Incubator, and Corvigo entail numerous risks, including:

•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;

•	diversion of management’s attention;

•	loss of key employees of acquired operations;

•	coordinating sales and pricing efforts to effectively communicate the value and capabilities of the combined company;

•	integrating technologies and product lines;

•	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	expenses related to such integration;

•	the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

•	the impairment of relationships with employees and customers of either an acquired company or our business; and

•	the potential unknown liabilities associated with acquired business.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. During the three months ended June 30, 2004 and 2003, five customers comprised approximately 15% and 22% of our revenue, respectively. During the six months ended June 30, 2004 and 2003, five customers comprised approximately 17% and 19% of our revenue, respectively.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

In addition, the financial, political, economic and other uncertainties following the terrorist attacks upon the United States and the United States’ involvement in Iraq have led to a further weakening of the global economy, and have created an uncertain economic environment. We cannot predict the impact of these events, any subsequent terrorist acts or any related military action, on our customers or business. Subsequent terrorist acts and/or the threat of future outbreak or continued escalation of hostilities involving the United States or other countries could adversely affect spending on information technology and on our software license revenue, as well as have an adverse effect on our business, financial condition or results of operations.

Companies’ changes to their procurement cycles in response to the Sarbanes-Oxley Act of 2002, may delay sales of our products.

Many companies have recently instituted changes to their corporate governance practices, internal control policies and audit committee procedures in response to the Sarbanes-Oxley Act of 2002. These changes, in turn, may require increased oversight by these companies of their procurement practices. To the extent our potential customers must direct additional management attention and resources to their procurement processes, our sales cycle could lengthen and our revenue could be adversely affected.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

Since 1999 we have aggressively pursued cases of potential infringement by third parties of our patents and other intellectual property rights. The enforcement process is costly and requires significant management attention. These costs are expensed during the period incurred, and the costs of pursuing the litigation may not be directly matched with the related patent license agreement revenue, if any. In addition, our enforcement of our rights may increase the risk of adverse claims, with or without merit, which could be time consuming to defend, result in costly litigation, divert management’s attention and resources, limit the use of our services, or require us to enter into royalty or license agreements. In addition, such counter-claims asserted by these third parties may be found to be valid and could result in an injunction or damages against us. Our ability to prevail in this litigation is inherently uncertain, and if we were subject to an adverse judicial determination, our ability to protect our products and to secure related licensing or settlement revenue could be lost.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Failure to license necessary third party software incorporated in our products could cause delays or reductions in our sales.

We license third party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms, or at all. Some of this technology would be difficult to replace. The loss of any such license could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could face higher royalty payments and our products may lose certain attributes or features. In the future, we might need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we could experience reduced demand for its products.

We are a defendant in two purported securities class action lawsuits that could divert management attention and resources or eventually expose us to liability.

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock (other than purchasers of our initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In May 2004, the Court granted plaintiffs’ motion for leave to file a second amended complaint. Tumbleweed and the other defendants intend to file motions to dismiss this case pursuant to Fed. R. Civ. P. 12(b). An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time. An adverse outcome could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results.

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

Products and services provided to Tumbleweed’s international customers accounted for 11% and 4% of our revenues for the three months ended June 30, 2004 and 2003, respectively and 12% and 7% of our revenues for the six months ended June 30, 2004 and 2003, respectively. Conducting business outside of the United States subjects us to additional risks, including:

•	changes in regulatory requirements;

•	reduced protection of intellectual property rights;

•	evolving privacy laws;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not use financial instruments to hedge operating expenses in Bulgaria, Japan, the Netherlands, Switzerland, or the United Kingdom denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of June 30, 2004, none of our cash equivalents were subject to market risk.

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-154(e) and 15(d)-14(c) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of June 30, 2004, and, based on that evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2004, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file under the Exchange Act

(b) Changes in internal controls.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock (other than purchasers of ours initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In May 2004, the Court granted plaintiffs’ motion for leave to file a second amended complaint. Tumbleweed and the other defendants intend to file motions to dismiss this case pursuant to Fed. R. Civ. P. 12(b). An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2004, we held our Annual Meeting of Stockholders. The stockholders voted on the following matters:

1) Election of directors: Taher Elgamal, Deborah D. Rieman and James P. Scullion were nominated and elected as Class II directors for a term expiring in 2007. Votes were counted as follows:

	For	Broker Withheld
Taher Elgamal	37,235,277	204,228
Deborah D. Rieman	25,993,426	1,446,079
James P. Scullion	37,243,630	195,875

2) Ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004. The selection of KPMG LLP was ratified by a vote of 37,332,4690 for and 67,240 votes against, with 39,795 votes abstaining.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

b. Reports on Form 8-K:

On July 22, 2004, we filed a report on Form 8-K, which announced our financial results for the three months and six months ended June 30, 2004.

On June 1, 2004, and May 25, 2004, we filed amendments on Form 8-K/A, which amended our report on Form 8-K which had announced our acquisition of Corvigo.

On April 26, 2004, we filed a report on Form 8-K, which announced executive management changes and our financial results for the three months ended March 31, 2004.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: August 12, 2004	By:	/s/ JEFFREY C. SMITH
Jeffrey C. Smith
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2004	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger and Reorganization by and among Tumbleweed Communications Corp., Corvigo, Inc., Greenland Acquisition Company L.L.C., and Mark Kvamme as Stockholder’s Agent, dated March 18, 2004.

3.1(2)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of Registrant

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 of our current report on Form 8-K, filed March 23, 2004.
(2)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 79687), filed June 29, 1999.