Form 10-Q
period 2004-09-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2004-11-09
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of October 31, 2004 was 47,986,355.

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

These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risks And Uncertainties That You Should Consider Before Investing In Tumbleweed” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. You should consider the risks factors and uncertainties under the caption “Risks and Uncertainties That You Should Consider Before Investing in Tumbleweed,” among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm the business, results of operations and financial condition of Tumbleweed. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (unaudited)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$20,594	$25,351
Accounts receivable, net	8,002	10,039
Other current assets	1,774	1,068

Total current assets	30,370	36,458
Goodwill	49,471	13,308
Intangible assets, net	8,129	4,392
Property and equipment, net	1,304	1,648
Other assets	671	540

Total assets	$89,945	$56,346

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,535	$250
Current installments of long-term debt	267	267
Accrued liabilities	6,131	6,791
Accrued merger-related and other costs	939	485
Deferred revenue	12,757	11,808

Total current liabilities	21,629	19,601
Long-term debt, excluding current installments	267	467
Accrued merger-related and other costs, excluding current portion	465	540
Deferred revenue, excluding current portion	3,073	2,984
Other long-term liabilities	154	159
Total long-term liabilities	3,959	4,150

Total liabilities	25,588	23,751

Stockholders’ equity:
Common stock	49	43
Additional paid-in capital	352,488	313,532
Treasury stock	(796)	(796)
Deferred stock-based compensation	(865)	(302)
Accumulated other comprehensive loss	(645)	(585)
Accumulated deficit	(285,874)	(279,297)

Total stockholders’ equity	64,357	32,595
Total liabilities and stockholders’ equity	$89,945	$56,346

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Product revenue	$5,186	$5,067	$13,703	$10,973
Service revenue	5,428	3,154	16,144	8,640
Intellectual property and other revenue	584	404	1,516	935

Total revenue	11,198	8,625	31,363	20,548
Cost of product revenue	453	255	1,078	748
Cost of service revenue	1,038	1,079	3,063	3,228
Amortization of intangible assets	510	217	1,327	534

Total cost of revenue	2,001	1,551	5,468	4,510
Gross profit	9,197	7,074	25,895	16,038
Operating expenses:
Research and development	2,860	2,560	8,828	6,573
Sales and marketing	6,487	4,425	17,403	11,127
General and administrative	1,345	1,551	3,689	4,489
Stock-based compensation expense (1)	141	75	522	124
Amortization of intangible assets	421	206	1,137	226
Write-off of in-process research and development	—	—	—	100
Merger-related and other costs	533	549	1,002	2,436

Total operating expenses	11,787	9,366	32,581	25,075

Operating loss	(2,590)	(2,292)	(6,686)	(9,037)
Other income (expense), net	(113)	512	141	577
Net loss before provision for income taxes	(2,703)	(1,780)	(6,545)	(8,460)
Provision for income taxes	28	17	29	24

Net loss	$(2,731)	$(1,797)	$(6,574)	$(8,484)

Net loss per share—basic and diluted	$(0.06)	$(0.04)	$(0.14)	$(0.25)

Weighted average shares—basic and diluted	47,955	40,541	46,339	34,104
(1) Stock-based compensation expense is further classified as follows:
Cost of service revenue	$—	$8	$11	$21
Research and development	45	20	164	26
Sales and marketing	90	41	329	56
General and administrative	6	6	18	21

Total stock-based compensation expense	$141	$75	$522	$124

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(6,574)	$(8,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	522	124
Compensation for stock granted to former Incubator employees	183	—
Compensation for stock options granted below fair market value	—	29
Depreciation and amortization expenses	3,633	1,789
Write-off of in-process research and development	—	100
Bad debt expense	—	236
Loss on disposal of property and equipment	194	44
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,541	(2,043)
Other current assets and other assets	(144)	904
Accounts payable, accrued liabilities, and other long-term liabilities	(938)	(4,508)
Accrued merger-related and other costs	(184)	1,473
Deferred revenue	148	2,166

Net cash used in operating activities	(619)	(8,170)
Cash flows from investing activities:
Purchase of property and equipment	(965)	(529)
Acquisitions of Incubator Limited and Corvigo, Inc., net of cash acquired	(3,487)	—
Acquisition of Valicert, net of cash acquired	—	818

Net cash provided by (used in) investing activities	(4,452)	289
Cash flows from financing activities:
Repayments of borrowings	(200)	(831)
Proceeds from borrowings	—	800
Proceeds from issuance of common stock	574	1,655

Net cash provided by financing activities	374	1,624
Effect of exchange rate on cash and cash equivalents	(60)	80

Net decrease in cash and cash equivalents	(4,757)	(6,177)
Cash and cash equivalents, beginning of period	25,351	29,210

Cash and cash equivalents, end of period	$20,594	$23,033

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$24	$45

Cash paid during the period for taxes	$21	$37

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, respectively, and cash flows for the nine months ended September 30, 2004 and 2003, respectively. The results for the three and nine months ended September 30, 2004 and 2003, respectively, are not necessarily indicative of the results expected for the full fiscal year.

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

(2) Stock-Based Compensation

Tumbleweed accounts for its stock-based compensation arrangements for employees using the intrinsic value method pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. As such, deferred stock-based compensation is recorded for fixed plan stock options when the fair value of the underlying common stock on the date of grant exceeds the stock option exercise price or the purchase price for issuance or sales of common stock. Deferred stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation 28.

In the three months ended September 30, 2004, Tumbleweed recorded deferred stock-based compensation of $38,000 to recognize the fair value of stock options granted to a non-employee for professional services. The assumptions used to value the option grant were a contractual term of 10.0 years, volatility of 100%, risk-free interest rate of 3.21%, and dividend yield of 0%. In the three months ended June 30, 2004, Tumbleweed recorded deferred stock-based compensation of $183,000 to recognize the fair value of stock options granted to a non-employee for professional services. The assumptions used to value the option grant were a contractual term of 10.0 years, volatility of 100%, risk-free interest rate of 2.58%, and dividend yield of 0%.

In the three months ended March 31, 2004, Tumbleweed recorded deferred stock-based compensation of $1,397,000 for the difference at the effective date of acquisition of Corvigo between the exercise price and the fair value of the common stock underlying the unvested options assumed upon the acquisition, multiplied by the ratio representing the remaining vesting period of the options assumed. In the three months ended June 30, 2003, Tumbleweed recorded deferred stock-based compensation of $528,000 for the difference at the effective date of acquisition of Valicert between the exercise price and the fair value of the common stock underlying the unvested options assumed upon the acquisition.

Tumbleweed recognized stock-based compensation expense of approximately $141,000 and $75,000, in the three months ended September 30, 2004 and 2003, respectively, and approximately $522,000 and $124,000, in the nine months ended September 30, 2004 and 2003, respectively. Had stock-based compensation expense for its stock-based compensation plan been determined consistent with the fair value approach set forth in Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation, Tumbleweed’s net losses for the three and nine months ended September 30, 2004 and 2003, respectively, would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss as reported	$(2,731)	$(1,797)	$(6,574)	$(8,484)
Add: Stock-based compensation expense included in net loss	141	75	522	124
Less: Total stock-based compensation expense determined under fair value based method for all awards	$(3,218)	$(1,668)	$(6,754)	$(4,704)

Net loss pro forma	$(5,808)	$(3,390)	$(12,806)	$(13,064)
Basic and diluted net loss per share as reported	$(0.06)	$(0.04)	$(0.14)	$(0.25)
Basic and diluted net loss per share pro forma	$(0.12)	$(0.08)	$(0.28)	$(0.38)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

For purposes of computing pro forma net loss, the fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model. The assumptions used to value the option grants are stated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options:
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Volatility	135%	139%	135%	141%
Risk-free interest rate	3.21%	2.67%	3.05%	2.44%
Dividend yield	0%	0%	0%	0%

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Warrants and options for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	1,919	5,051	5,026	2,194
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	11,469	2,966	2,480	5,875

Total potential shares of common stock excluded from diluted net loss per share	13,388	8,017	7,506	8,069

(4) Business Combinations

On March 18, 2004, Tumbleweed completed the acquisition of Corvigo, an anti-spam appliance vendor. The acquisition was entered into to strengthen Tumbleweed’s position in the anti-spam and e-mail security markets and to accelerate Tumbleweed’s distribution plans through the addition of resellers already selling the Corvigo appliance. Since March 18, 2004, Corvigo’s results of operations have been included in Tumbleweed’s consolidated condensed financial statements. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The purchase price of $42.3 million consisted of an exchange of 4,732,284 shares of Tumbleweed’s common stock with a fair value of $32.8 million based on the fair value of Tumbleweed’s common stock on the date of the acquisition, cash paid of $6.0 million, an exchange of 386,000 options to purchase Tumbleweed’s common stock with a fair value of $2.7 million, including the intrinsic value of unvested options of $1.4 million, severances for former Corvigo employees of $97,000, and other acquisition-related costs of $727,000, consisting primarily of legal fees, banking fees, and accounting fees.

The following is a summary of the allocation of the purchase price in the acquisition of Corvigo (in thousands):

Net tangible assets	$2,191
Core/developed technology	3,250
Maintenance agreements	150
Customer base and reseller agreements	1,850
Trademarks and tradenames	150
Goodwill	34,753

Total	$42,334

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

Notes to Condensed Consolidated Financial Statements—(Continued)

The following is a summary of the allocation of the purchase price in the acquisition of Incubator (in thousands):

Net tangible liabilities	$(493)
Maintenance agreements	350
Customer base and reseller agreements	450
Goodwill	1,410

Total	$1,717

As part of the acquisition of Incubator, Tumbleweed agreed that in the event that a certain sales goal is met in Tumbleweed’s European sales region in the year ending December 31, 2004, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock worth $770,000 plus 10% of the amount of Tumbleweed’s European sales in excess of the sales goal for the year ending December 31, 2004. In addition, in the event that certain sales goals are met in Tumbleweed’s European sales region for both the year and the two year period, respectively, ending December 31, 2005, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock worth $1,000,000 plus 10% of the amount of Tumbleweed’s European sales in excess of the sales goal for the year ending December 31, 2005. During the three months ended September 30, 2004, Tumbleweed’s Board of Directors approved a non-recoverable grant of stock to the former owners of Incubator worth $183,000 based on the fair value of Tumbleweed’s stock on the date of the stock grant as consideration for progress towards the European sales goal in the first six months of 2004. The value of the grant is included in Tumbleweed’s Sales and marketing expenses for the three months ended September 30, 2004. As a result of this stock grant, Tumbleweed’s contingent purchase price for Incubator decreased by the $183,000 paid.

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

The following is a summary of the allocation of the purchase price in the acquisition of Valicert (in thousands):

Net tangible liabilities	$(1,647)
Core/developed technology	2,600
Maintenance agreements	700
Customer base and reseller agreements	1,400
Trademarks and tradenames	200
In-process research and development	100
Purchases orders (license)	300
Goodwill	13,308

Total	$16,961

A summary of intangible assets as of September 30, 2004 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(1,534)	$4,316
Customer base and reseller agreements	3	3,700	(983)	2,717
Maintenance agreements	3 to 4	1,200	(364)	836
Trademarks and trade names	4	350	(90)	260

		$11,100	$(2,971)	$8,129

The amounts above exclude intangible assets related to the acquisition of Valicert for purchase orders (license) and in-process research and development in the amount of $300,000 and $100,000, respectively, as these amounts were written off in full in 2003. The amounts above also exclude an acquired workforce intangible asset of $476,000 resulting from the issuance by Tumbleweed in September 2003 of 86,538 shares of stock to a company to recruit certain of its contract engineers to Tumbleweed as employees in Tumbleweed’s research and development center in Bulgaria. This intangible asset was amortized in full as of September 30, 2004.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

The estimated amortization for each of the fiscal years subsequent to September 30, 2004, is as follows (in thousands):

Year Ending December 31,
2004	$830
2005	3,321
2006	2,508
2007	1,238
2008	232

$8,129

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, the goodwill acquired in the Valicert, Incubator, and Corvigo acquisitions will not be amortized, but instead, the goodwill balances will be tested for impairment at least annually and more frequently if certain impairment conditions exist. Any future impairment loss related to the goodwill recorded in connection with the acquisitions of Valicert, Incubator, and Corvigo will not be deductible by Tumbleweed for federal income tax purposes. During the three months ended September 30, 2004 and June 30, 2004, respectively, Tumbleweed increased its goodwill balance by $83,000 and $11,000, respectively, due to actual expenditures for acquisition-related costs related to the Corvigo acquisition being higher than previously estimated. During the three months ended June 30, 2004, Tumbleweed increased its goodwill balance by $15,000 due to actual expenditures for acquisition-related costs related to the Incubator acquisition being higher than previously estimated.

Pro Forma Results

The following pro forma summary presents Tumbleweed’s consolidated results of operations for the three and nine months ended September 30, 2004 and 2003, as if the acquisitions of Valicert, Incubator, and Corvigo had been consummated at the beginning of the earliest period presented. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of intangible assets, amortization of deferred compensation and the elimination of certain merger-related charges incurred by Valicert, prior to the merger with Tumbleweed, in the three months ended March 31, 2003. The pro forma results do not give effect to the deferred revenue adjustments on revenue as the adjustments are directly related to the mergers and the effects are non-recurring. Under the purchase method of accounting, the deferred revenue balances of Valicert, Incubator, and Corvigo were reduced by $1.0 million, $390,000, and $793,000, respectively, to the fair value of the related obligations as of the acquisition dates of June 23, 2003; March 15, 2004; and March 18, 2004, respectively. These adjustments have had the effect of reducing the amount of revenue the combined company recognized in the three and nine months ended September 30, 2004 and 2003, respectively, and will also affect the amount of revenue the combined company will recognize in future periods compared to the amount of revenue Valicert, Incubator, and Corvigo would have recognized in the same periods absent the mergers.

Pro forma results for the three and nine months ended September 30, 2004 and 2003, respectively, are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues	$11,198	$9,280	$31,946	$27,716
Net loss	$(2,619)	$(2,893)	$(9,425)	$(13,403)
Net loss per share—basic and diluted	$(0.05)	$(0.06)	$(0.20)	$(0.30)

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place at the beginning of the periods presented. Pro forma results include merger-related and other costs of $533,000 and $549,000 for the three months ended September 30, 2004 and 2003, respectively, and $1.0 million and $2.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Merger-related and Other Costs

Merger-related and other costs of $533,000 for the three months ended September 30, 2004 consist of $327,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition, $183,000 related to anticipated losses on an operating lease assumed in the Corvigo acquisition, and $23,000 of other merger-related costs. The operating lease covers approximately 12,000 square feet of office space in Palo Alto, California. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Anticipated future sublease rental income is expected to be less than the rent expense due to

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

a weak office rental market in and around Palo Alto. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and the remaining balance for that liability was reclassified from Accrued liabilities to Accrued merger-related and other costs to be tracked along with the liability resulting from the revised estimate recorded in the three months ending September 30, 2004.

Merger-related and other costs of $1.0 million for the nine months ended September 30, 2004 consist of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of Tumbleweed’s offshore development subsidiary in India to a third party on June 2, 2004, $183,000 related to anticipated losses on an operating lease assumed in the Corvigo acquisition, $26,000 for a loss on the sale of Tumbleweed’s offshore development center subsidiary in India, and $90,000 of other merger-related costs. Tumbleweed’s offshore development center subsidiary in India was acquired in the acquisition of Valicert and supported Tumbleweed’s engineering, customer support, and consulting functions. This subsidiary was sold to consolidate Tumbleweed’s offshore development in its existing Bulgaria location.

During the last three quarters of 2003, Tumbleweed recorded merger-related and other costs of $2.9 million consisting of $1.1 million of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, $596,000 of merger-related marketing programs, $174,000 of other merger-related costs, and a $996,000 charge related to anticipated losses on an operating lease. The operating lease was assumed during the acquisition of Interface, Inc. in 2000 and covers approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with quarterly rent payments of approximately $65,000. This office space had been subleased to a tenant who was providing Tumbleweed with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is expected to be less than the rent expense due to a weak office rental market in and around Slough. The following table describes merger-related and other costs recorded in 2004 and 2003 (in thousands):

	Severance costs	Anticipated operating lease losses	Merger- related marketing programs	Loss on sale of Indian subsidiary	Other merger- related costs	Total
2003 costs	$1,143	$996	$596	$—	$174	$2,909
2003 payments	(911)	(203)	(455)	—	(174)	(1,743)
Balance December 31, 2003	$232	$793	$141	$—	$—	$1,166
Costs	—	—	—	—	—	—
Payments	(135)	(76)	(141)	—	—	(352)
Balance March 31, 2004	$97	$717	$—	$—	$—	$814
Costs	376	—	—	26	67	469
Payments	(88)	(31)	—	(26)	(67)	(212)
Balance June 30, 2004	$385	$686	$—	$—	$—	$1,071
Costs	327	183	—	—	23	533
Reclassifications	—	116	—	—	—	116
Payments	(210)	(83)	—	—	(23)	(316)
Balance September 30, 2004	$502	$902	$—	$—	$—	$1,404

Severance costs will be paid in 2004 and 2005. Payments for other merger-related costs will be paid in 2004. Payments for anticipated remaining losses on the operating leases are expected to occur over the life of the leases, the longer of which ends in 2020.

(5) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments, recorded net of tax. Comprehensive loss for the three months and nine months ending September 30, 2004 and 2003, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(2,731)	$(1,797)	$(6,574)	$(8,484)
Other comprehensive income (loss)—translation adjustments	(32)	19	(60)	80

Comprehensive loss	$(2,763)	$(1,778)	$(6,634)	$(8,404)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
North America	$9,994	$8,475	$27,804	$19,567
Europe	896	125	2,625	432
Asia	308	25	933	549

Total	$11,198	$8,625	$31,363	$20,548

Substantially all of Tumbleweed’s long-lived assets are located in the United States.

(7) Contingencies

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

In June 2003, Tumbleweed was served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In September 2004, the Court granted plaintiffs’ motion for leave to file a third amended complaint, and Tumbleweed filed a motion to dismiss this case pursuant to Fed. R. Civ. P. 12(b). An adverse outcome in this case could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements—(Continued)

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

(8) Recent Accounting Pronouncements

In March 2004, the FASB issued No. 03-1 (“EITF 03-01”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-01; Tumbleweed will evaluate the impact of EITF 03-01 once final guidance is issued.

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

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a leading provider of email and data security products for enterprises and government agencies. Our solutions are used by these organizations when email, file transfer or Web communications are mission-critical. By making Internet communications secure, reliable and automated, our products help customers significantly reduce their cost of doing business.

We have more than 1,000 enterprise customers who use our products to connect with over ten thousand corporations and millions of end-users. Tumbleweed’s market focus is in the financial services, healthcare and insurance, government and enterprise markets. Our customers include ABN Amro Bank, Bank of America Securities, Catholic Healthcare West, JP Morgan Chase & Co., The Regence Group (Blue Cross/Blue Shield), St. Luke’s Episcopal Healthcare System, the US Food and Drug Administration, the US Navy and Marine Corps, and Wells Fargo Bank.

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

Overview of the Three and Nine Month Periods Ended September 30, 2004

Our operating results during the three and nine months ended September 30, 2004 showed improvement relative to the same three and nine months in 2003 in both revenue and operating cash flow. Our growth in revenue of 30% and 53% in the three and nine months ended September 30, 2004, respectively, from the same three and nine months in 2003, was driven by a number of factors including increased customer adoption of our email firewall products, revenues from the secure file transfer and identity validation products we acquired in the Valicert acquisition, revenue from the MailGate product acquired in the Corvigo acquisition, and growth in our targeted customer sectors in the financial services, health care, and government industries. Our increase in net loss of 52% in the three month period ended September 30, 2004, from the same three months in 2003 was due to an increase in intangible asset amortization and stock-based compensation expense, both primarily related to the Corvigo acquisition, as well as an increase in sales and marketing expenses which have helped drive our increase in revenue. Our reduction in net loss of 23% in the nine months ended September 30, 2004, from the same nine months in 2003, was due to our growth in revenues and our continuing focus on generating cost efficiencies including our development center in Bulgaria which has allowed us to augment our research and development and services offerings at a relatively lower cost structure. Operating cash flow improved by 92% in the nine months ended September 30, 2004 due to our reduction in net loss and lower accounts receivable balance due to an increase in collections from our customers.

Key Performance Indicators

Our key performance indicators are customer orders received (bookings), recognized revenue, and deferred revenue. We measure bookings as the dollar value of contractual agreements entered into with customers in the period that result in either revenue recognized in the period, deferred revenue at the end of the period, or expected billings in future periods. Generally, an increase in our bookings will result in an increase in our revenue and/or deferred revenue. The timing of bookings is uncertain as we sell to enterprises and government entities and the process of contractual negotiation is critical and may be lengthy.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Our backlog excludes all items relating to consulting services. Backlog was $19.0 million and $15.3 million at September 30, 2004 and December 31, 2003, respectively. We believe that $14.1 million of the backlog at September 30, 2004 will be recognized as revenue in the next twelve months.

Outlook

We believe that our near-term success will depend particularly on our ability to increase customer adoption of our email firewall, secure file transfer, anti-spam, and identity validation products, our ability to successfully integrate the Valicert, Incubator, and Corvigo acquisitions, our ability to improve supply chain effectiveness associated with our appliance products, and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government industries; timing of the closure of customer contracts; growing our sales internationally; expanding our reseller channel; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in new and rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risks and Uncertainties” section for additional information.

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

•	Persuasive evidence of an arrangement exists. We require a written contract, signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement with us prior to recognizing revenue on an arrangement.

•	Delivery has occurred. We deliver software to our customers physically or electronically. For physical deliveries, our standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software on its hardware.

•	The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require the arrangement fee to be paid within 90 days. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable.

•	Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial position and ability to pay. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when cash is collected.

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

Valuation of Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We must make estimates of the collectibility of our accounts receivable. We specifically analyze accounts receivable, including review of historical bad debts, customer credit-worthiness, current economic trends, aging of the balance and estimated collectibility percentages for different aging ranges, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination is made.

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

We evaluate goodwill on an annual basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with SFAS 142, Goodwill and Other Intangible Assets. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during the three and nine months ended September 30, 2004 or 2003, respectively. As of September 30, 2004, we had goodwill of $49.5 million.

Accrual for Anticipated Operating Lease Losses

In the three months ended June 30, 2003 we recognized a charge of $996,000 related to potential losses on an operating lease in Slough, United Kingdom that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include required dilapidations, remaining lease liabilities, and brokerage fees, offset by estimated sublease income. In the three months ended September 30, 2004 we recognized a charge of $183,000 related to potential losses on an operating lease in Palo Alto, California that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include remaining lease liabilities and brokerage fees, offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with a sublessee and sublease rates. Each reporting period we review these estimates, and to the extent that our assumptions change, the ultimate charge for the loss on these operating leases could vary from our current estimates.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended September 30, 2004 and 2003

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property and other revenue consists of patent license agreement fees and the sale of distribution rights. Total revenue for the three months ended September 30, 2004 increased to $11.2 million from $8.6 million for the same three months in 2003. The increase in total revenue was primarily due to a $2.2 million increase in support and maintenance revenue and a $180,000 increase in patent license agreement revenue. Total revenue for the nine months ended September 30, 2004 increased to $31.4 million from $20.5 million for the same nine months in 2003. The increase in total revenue was primarily due to a $7.0 million increase in support and maintenance revenue, a $2.7 million increase in license revenue, and a $862,000 increase in patent license agreement revenue.

Product revenue increased to $5.2 million for the three months ended September 30, 2004 from $5.1 million for the same three months in 2003. Product revenue increased to $13.7 million for the nine months ended September 30, 2004 from $11.0 million for the same nine months in 2003. While product revenue was largely unchanged in the three months ended September 30, 2004, relative to the same three months in 2003, the increase in product revenue for the nine months ended September 30, 2004 relative to the same nine months in 2003 was primarily due to an increase in license revenue of $2.7 million. The increase in license revenue for the nine month period was driven by increased sales of the secure file transfer and identity validation products that we acquired in the Valicert acquisition and the MailGate product that we acquired in the Corvigo acquisition, with less comparable revenue in 2003 since the Valicert acquisition occurred late in the second quarter of 2003 and the Corvigo acquisition occurred in 2004. In addition, license revenue increased as a result of increased sales of our email firewall products.

Service revenue increased to $5.4 million for the three months ended September 30, 2004 from $3.2 million for the same three months in 2003. Service revenue increased to $16.1 million for the nine months ended September 30, 2004 from $8.6 million for the same nine months in 2003. The increases in service revenue were primarily due to increases in support and maintenance revenue of $2.2 million and $7.0 million, respectively, for the three and nine months ended September 30, 2004. The increases in support and maintenance revenue were due to revenue growth in our installed customer base, an expansion of our customer base due to the Valicert acquisition, and the successful customer acceptance of our dynamic anti-spam service which was released during the three months ended June 30, 2003 and is sold on a subscription service fee basis.

Intellectual property and other revenue increased to $584,000 for the three months ended September 30, 2004 from $404,000 for the same three months in 2003. Intellectual property and other revenue increased to $1.5 million for the nine months ended September 30, 2004 from $935,000 for the same nine months in 2003. The increases in intellectual property and other revenue were due to increases in patent license agreement revenue of $180,000 and $862,000, respectively, for the three and nine months ended September 30, 2004. This increase for the nine months ended September 30, 2004 was partially offset by $281,000 of revenue from the sale of distribution rights in 2003 with no comparable revenue in 2004.

Cost of revenue. Cost of revenue is comprised of product costs and service costs and the amortization of core/developed technology, maintenance agreements, and purchase orders (license) relating to the Valicert, Incubator, and Corvigo acquisitions. Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products and the cost of hardware included in our appliance products. Service costs are comprised primarily of employee and employee-related costs for customer support and consulting and contract development projects with third parties. Total cost of revenue increased to $2.0 million for the three months ended September 30, 2004 from $1.6 million for the same three months in 2003. The increase in total cost of revenue was due to a $293,000 increase in the amortization of intangible assets and a $198,000 increase in product costs, partially offset by a $41,000 decrease in service costs. Total cost of revenue increased to $5.5 million for the nine months ended September 30, 2004 from $4.5 million for the same nine months in 2003. The increase in total cost of revenue was due to a $793,000 increase in the amortization of intangible assets and a $330,000 increase in product costs, partially offset by a $165,000 decrease in service costs.

Product costs increased to $453,000 for the three months ended September 30, 2004 from $255,000 for the same three months in 2003. Product costs increased to $1.1 million for the nine months ended September 30, 2004 from $748,000 for the same nine months in 2003. The increases in product costs for the three and nine months were primarily due to an increase in costs of hardware included in our appliance products due to an increase in the sales of appliance products in 2004. The increase in sales of appliance products was driven by sales of the MailGate product acquired in the Corvigo acquisition. We expect product costs to increase on a year-over-year basis in the remainder of 2004 due to the inclusion of the costs of hardware included in sales of our appliance products.

Service costs decreased to $1.0 million for the three months ended September 30, 2004 from $1.1 million for the same three months in 2003. Service costs decreased to $3.1 million for the nine months ended September 30, 2004 from $3.2 million for the same nine months in 2003. The decrease in service costs for the three and nine months was primarily due to the sale, in the three months ended June 30, 2004, of our offshore development center subsidiary in India, which had supported our engineering, customer support, and consulting functions. This subsidiary was sold to consolidate our offshore development in our existing Bulgaria location. As a result of the sale of the subsidiary there were no service costs in India in the three months ended September 30, 2004.

Amortization of intangible assets included in cost of revenue consists of the amortization of intangible assets for core/developed technology, maintenance agreements, and purchase orders (license) recorded as a result of the Valicert, Incubator, and Corvigo acquisitions. Amortization of intangible assets included in cost of revenue increased to $510,000 in the three months ended September 30, 2004 from $217,000 for the same three months in 2003. Amortization of intangible assets included in cost of revenue increased to $1.3 million in the nine months ended September 30, 2004 from $534,000 for the same nine months in 2003. The increases in the amortization of intangible assets included in cost of revenue was due to the acquisitions of Corvigo and Incubator in March of 2004 and the acquisition of Valicert in June of 2003 since there was no related amortization for the Corvigo and Incubator intangible assets in the nine months ended September 30, 2003 and no related amortization for the Valicert intangible assets in the first quarter of 2003. We expect amortization of intangible assets included in cost of revenue to increase on a year-over-year basis in the fourth quarter of 2004 as a result of the acquisitions of Corvigo and Incubator in March of 2004.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended September 30, 2004 increased to $2.9 million from $2.6 million for the same three months in 2003. Research and development expenses for the nine months ended September 30, 2004 increased to $8.8 million from $6.6 million for the same nine months in 2003. The increases in research and development expenses were primarily due to increases in employee and employee-related costs. Employee and employee-related costs increased by $460,000 and $2.1 million, respectively, in the three and nine months ended September 30, 2004 due to an increase in average engineering headcount to 125 employees for the three months ended September 30, 2004 from 99 employees for the same three months in 2003 and an increase in average engineering headcount to 137 employees for the nine months ended September 30, 2004 from 73 employees for the same nine months in 2003. The increase in average engineering headcount was driven by our efforts to broaden and upgrade our products including the addition of employees from the Valicert and Corvigo acquisitions. The increase in employee and employee-related costs for the three months ended September 30, 2004 was partially offset by a decrease in consulting expenses of $87,000 and a decrease in legal expenses of $60,000, both of which were related to the conversion of a number of contract engineers to Tumbleweed employees in our development center in Bulgaria in September 2003.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including commissions, travel expenses, and costs associated with marketing programs. Sales and marketing expenses for the three months ended September 30, 2004 increased to $6.5 million from $4.4 million for the same three months in 2003. Sales and marketing expenses for the nine months ended September 30, 2004 increased to $17.4 million from $11.1 million for the same nine months in 2003. The increases in sales and marketing expenses were primarily due to increases in employee and employee-related costs, including commissions, as well as marketing programs and travel expenses. Employee and employee-related costs, including commissions, increased by $1.3 million and $4.7 million, respectively, in the three and nine months ended September 30, 2004 due to an increase in commissions and an increase in average sales and marketing headcount to 84 employees for the three months ended September 30, 2004 from 60 employees for the same three months in 2003, and an increase in average sales and marketing headcount to 78 employees for the nine months ended September 30, 2004 from 50 employees for the same nine months in 2003. The increase in average sales and marketing headcount was due to our efforts to increase our marketing resources and expand our sales presence, including the acquisitions of Valicert, Incubator, and Corvigo. Marketing programs increased by $409,000 and $865,000, respectively, in the three and nine months ended September 30, 2004 due to an increase in marketing initiatives targeted at growing our revenues. Travel expenses increased by $173,000 and $196,000, respectively, in the three and nine months ended September 30, 2004 due to an increase in travel costs associated with our increased revenue.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related and support costs for our administrative, finance, legal, and human resources departments as well as public reporting costs, bad debt expense, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended September 30, 2004 decreased to $1.3 million from $1.6 million for the same three months in 2003. General and administrative expenses for the nine months ended September 30, 2004 decreased to $3.7 million from $4.5 million for the same nine months in 2003. The decreases in general and administrative expenses were primarily due to decreases in legal expenses and office expenses. Legal expenses decreased by $91,000 and $461,000, respectively, in the three and nine months ended September 30, 2004 primarily due to costs associated with the eBay patent matter in the three and nine months ended September 30, 2003. The settlement of our lawsuit and signing of a cross-license agreement with eBay in the three months ended December 31, 2003 reduced costs associated with this matter in the three and nine months ended September 30, 2004. Office expenses decreased by

$105,000 and $477,000, respectively, in the three and nine months ended September 30, 2004 primarily due to the renewal of our headquarters lease in third quarter of 2003 where we received a lower monthly rent cost in exchange for an extension of the lease term.

Stock-based compensation expense. Stock-based compensation expense consists of the amortization of deferred stock-based compensation recorded as a result of unvested options assumed in the Valicert and Corvigo acquisitions, stock option grants to non-employees, options granted to employees at exercise prices less than the fair value of the underlying stock on the grant date, and the vesting acceleration of certain employees’ stock options, net of credits related to stock options granted to employees who were later terminated before the options vested. Stock-based compensation expense for the three months ended September 30, 2004 increased to $141,000 from $75,000 for the same three months in 2003. Stock-based compensation expense for the nine months ended September 30, 2004 increased to $522,000 from $124,000 for the same nine months in 2003. The increases in stock-based compensation expense were due to the amortization of deferred stock-based compensation resulting from unvested options assumed in the Valicert and Corvigo acquisitions and grants of stock options to a non-employee in the three and nine months ended September 30, 2004 with no comparable expense from the Corvigo acquisition and non-employee grant in 2003 and no comparable expense from the Valicert acquisition in the first quarter of 2003. We expect stock-based compensation expense to increase on a year-over-year basis in the remainder of 2004 as a result of the amortization of deferred compensation recognized as a result of Corvigo acquisition as well as the option grants to a non-employee.

Amortization of intangible assets and write-off of in-process research and development. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Incubator, and Corvigo acquisitions. Amortization of intangible assets included in operating expenses for the three months ended September 30, 2004 increased to $421,000 from $206,000 for the same three months in 2003. Amortization of intangible assets included in operating expenses for the nine months ended September 30, 2004 increased to $1.1 million from $226,000 for the same nine months in 2003. The increases in the amortization of intangible assets included in operating expenses was due to the acquisitions of Corvigo and Incubator in March 2004 and the acquisition of Valicert in June of 2003 since there was no related amortization for the Corvigo and Incubator intangible assets in the nine months ended June 30, 2003 and no related amortization for the Valicert intangible assets in the first quarter of 2003. We expect amortization of intangible assets included in operating expenses to increase on a year-over-year basis in the remainder of 2004 as a result of the acquisitions of Corvigo and Incubator in March 2004.

Merger-related and other costs. Merger-related and other costs of $533,000 for the three months ended September 30, 2004 consist of $327,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition, $183,000 related to anticipated losses on an operating lease assumed in the Corvigo acquisition, and $23,000 of other merger-related costs. The operating lease covers approximately 12,000 square feet of office space in Palo Alto, California. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Anticipated future sublease rental income is expected to be less than the rent expense due to a weak office rental market in and around Palo Alto. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. Merger-related and other costs of $1.0 million for the nine months ended September 30, 2004 consist of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of our offshore development center subsidiary in India to a third party on June 2, 2004, $183,000 related to anticipated losses on an operating lease assumed in the Corvigo acquisition, $26,000 for a loss on the sale of our offshore development center subsidiary in India, and $90,000 of other merger-related costs. Merger-related and other costs of $549,000 for the three months ended September 30, 2003, consist of $285,000 of merger-related marketing programs, $223,000 of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, and $41,000 of other merger-related costs. Merger-related and other expenses of $2.4 million for the nine months ended September 30, 2003, consist primarily of $1.1 million of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, $285,000 of merger-related marketing programs, $41,000 of other merger-related costs, and a $996,000 charge related to anticipated losses on an operating lease. The operating lease was assumed during the acquisition of Interface, Inc. in 2000 and covers approximately 13,000 square feet of office space in Slough, United Kingdom. The lease is for a term ending in 2020 with quarterly rent payments of approximately $65,000. This office space had been subleased to a tenant who was providing Tumbleweed with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is expected to be less than the rent expense due to a weak office rental market in and around Slough.

Other income (loss), net. Other income (loss), net, is generally comprised of interest income earned on investment securities and interest expense incurred on outstanding debt. Additionally in the three months ended September 30, 2004, this category included losses on disposal of assets of $113,000, primarily resulting from the sale of certain computer equipment, and in the nine months ended September 30, 2004 included a gain of $66,000 related to the recovery of amounts due from current and former employees previously deemed uncollectible, and a gain of approximately $100,000 from the sale of a product line. In the three and nine months ended September 30, 2003 this category included a gain of approximately $500,000 recorded from the sale, net of related commissions, of an intellectual property asset acquired in the acquisition of Valicert. The change to a loss of $113,000 in the three months ended September 30, 2004 from a gain of $512,000 for the same three months in 2003 and the decrease in income to $141,000 in the three months ended September 30, 2004 from $577,000 for the same nine months in 2003 was primarily due to these four items.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of September 30, 2004, we had approximately $20.6 million in cash and cash equivalents.

Net cash used in operating activities for the nine months ended September 30, 2004 decreased to $619,000 from $8.2 million for the same nine months in 2003. Net cash used in operating activities for the nine months ended September 30, 2004 was primarily the result of our net loss of $6.6 million and adjustments to reconcile net loss to net cash used in operating activities including a decrease in accounts receivable balances of $2.5 million as a result of improved collections, and non-cash charges for depreciation and amortization expenses of $3.6 million and stock-based compensation expense of $522,000. The reduction in net cash used in operating activities was primarily due to a reduction in our net loss of $1.9 million, the reduction in accounts receivable balances, and increases in non-cash charges for depreciation and amortization expenses and stock-based compensation expense of $1.8 million and $398,000, respectively, partially offset by a decrease in accrued liabilities due to the payment of an additional payroll in the three months ended September 30, 2004 that resulted in an additional outflow of cash of $1.0 million. This extra payment related to a timing event, and although it did decrease cash, had no impact on expenses.

Net cash used in investing activities for the nine months ended September 30, 2004 was $4.5 million. Net cash used in investing activities was comprised of $3.5 million for the acquisitions of Incubator and Corvigo, net of cash acquired, and $965,000 of purchases of property and equipment. The $3.5 million outflow for the acquisitions of Incubator and Corvigo includes the impact of a $6.0 million cash payment to Corvigo shareholders as part of the purchase price for Corvigo. Net cash provided by investing activities for the nine months ended September 30, 2003 was comprised of inflows related to the acquisition of Valicert, partially offset by purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2004 decreased to $374,000 from $1.6 million for the same nine months in 2003. Net cash provided by financing activities for the nine months ended September 30, 2004 was comprised of an inflow of $574,000 for the proceeds from the issuance of common stock as a result of the exercises of stock options and warrants, partially offset by an outflow of $200,000 related to repayments on outstanding debt originally assumed in the acquisition of Valicert. Net cash provided by financing activities for the nine months ended September 30, 2003 resulted primarily from the proceeds from the issuance of common stock as a result of the exercises of stock options and warrants of $1.7 million and a net cash outflow related to the refinancing of outstanding debt assumed in the acquisition of Valicert.

As of September 30, 2004, our principal commitments consisted of obligations related to outstanding operating leases, a bank loan, and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

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

As a result of the Interface acquisition, we assumed an operating lease in Slough, United Kingdom. The lease is for a term ending in 2020 with current quarterly rent payments of approximately $65,000. We subleased this office space to a tenant who was providing us with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is expected to be less than the rent expense due to a weak office rental market in and around Slough. In the second quarter of 2003 we recognized a charge of $996,000 related to anticipated losses on this lease that was included in our consolidated statement of operations as Merger-related and other costs. We are currently attempting to find a new sublessee.

As a result of the Corvigo acquisition, we assumed an operating lease in Palo Alto, California. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Anticipated future sublease rental income is expected to be less than the rent expense due to a weak office rental market in and around Palo Alto. In the three months ended September 30, 2004 we recognized a charge of $183,000 related to anticipated losses on this lease that was included in our consolidated statement of operations as Merger-related and other costs. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. We are currently attempting to find a sublessee.

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

Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, the resources devoted to the development of our products and services and to sales and marketing and other operating activities. We believe that our existing capital resources should enable us to maintain our current and planned operations for at least the next twelve months. Our current cash reserves, however, may be insufficient if we experience either lower than expected revenues or extraordinary or unexpected cash expenses, or for other reasons. Funding, if pursued, may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs, or take other steps that could harm our business or future operating results.

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

At September 30, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of September 30, 2004, are as follows (in thousands):

	2004	2005	2006	2007	2008	After 2008	Total
Debt obligations	$73	$283	$204	$—	$—	$—	$560
Operating leases	499	1,573	1,379	1,087	931	3,120	8,589
Unconditional purchase obligations	365	359	—	—	—	—	724

Total	$937	$2,215	$1,583	$1,087	$931	$3,120	$9,873

The amounts above will be offset by sublease payments of $52,000 in 2004 and $34,000 in 2005.

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED

We have a history of losses and may experience losses in the future.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in new and rapidly evolving technology markets like ours. We incurred net losses of $9.2 million, $20.9 million, and $114.2 million in 2003, 2002, and 2001, respectively. As of September 30, 2004, we had incurred cumulative net losses of $285.9 million.

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

We expect that the market for email and data security products will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market continues to develop, a number of companies with greater resources than ours could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners.

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

Because we focus on selling enterprise-wide software products to enterprises and government entities, the process of contractual negotiation is critical and may be lengthy. Additionally, many factors may require us to defer recognition of license revenue for a significant period of time after entering into a license agreement.

Many customers negotiate software licenses near the end of each quarter. In part, this is because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of software license revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to end-of-period variances, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us.

A limited number of customers account for a high percentage of our revenue, and the failure to maintain or expand these relationships could adversely affect our future revenue.

The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. For the three and nine months ended September 30, 2004 and 2003, respectively, no single customer comprised 10% or more of our revenue. During the three months ended September 30, 2004 and 2003, five customers comprised approximately 25% and 26% of our revenue, respectively. For the nine months ended September 30, 2004 and 2003, five customers comprised approximately 11% and 17% of our revenue, respectively

Fluctuations in our quarterly operating results may not be predictable and may result in significant volatility in our stock price.

Our product revenue has fluctuated and our quarterly operating results may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. In addition, we have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including, but not limited to:

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

Our stock price could be adversely affected if we are unable to favorably assess the effectiveness of our internal control over financial reporting or if our auditors are unable to provide an unqualified attestation report on our assessment.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending December 31, 2004, our management will be required to report on, and our independent auditors to attest to, the effectiveness of our internal controls over financial reporting as of December 31, 2004. The rules governing the standards that must be met are new and complex, and require significant documentation, testing, and possible remediation. We are currently in the process of reviewing, documenting and testing our internal controls over financial reporting, which has and will likely continue to result in increased expenses and the devotion of significant management and other internal resources. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent auditors, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent auditors are unable to provide an unqualified report on our assessment, investor confidence and our stock price could be adversely affected.

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

We license third party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms, or at all. Some of this technology would be difficult to replace. The loss of any such license could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could face higher royalty payments and our products may lose certain attributes or features. In the future, we might need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we could experience reduced demand for our products.

We are a defendant in two purported securities class action lawsuits that could divert management attention and resources or eventually expose us to liability.

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock (other than purchasers of our initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In September 2004, the Court granted plaintiffs’ motion for leave to file a third amended complaint, and Tumbleweed filed a motion to dismiss this case pursuant to Fed. R. Civ. P. 12(b). An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

Products and services provided to Tumbleweed’s international customers accounted for 11% and 2% of our revenues for the three months ended September 30, 2004 and 2003, respectively and 11% and 5% of our revenues for the nine months ended September 30, 2004 and 2003, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of September 30, 2004, none of our cash equivalents were subject to market risk.

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”) as of September 30, 2004, and, based on that evaluation, our chief executive officer and chief financial officer concluded that, as of September, 30, 2004, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file under the Exchange Act

(b) Changes in internal controls.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock (other than purchasers of our initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In September 2004, the Court granted plaintiffs’ motion for leave to file a third amended complaint, and Tumbleweed filed a motion to dismiss this case pursuant to Fed. R. Civ. P. 12(b). An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 79687), filed June 29, 1999.

b. Reports on Form 8-K:

On October 21, 2004, we filed a report on Form 8-K, which announced our financial results for the three months and nine months ended September 30, 2004.

On July 22, 2004, we filed a report on Form 8-K, which announced our financial results for the three months and six months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: November 9, 2004	By:	/s/ JEFFREY C. SMITH
Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2004	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 79687), filed June 29, 1999.