Form 10-K
period 2004-12-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2005-03-16
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on June 30, 2004, was approximately $195,624,321. Shares held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 14, 2005 was 48,139,746.

Documents Incorporated by Reference: Certain information required by Part III of this Form 10-K is incorporated by reference to the definitive Proxy Statement and for the 2005 annual meeting of shareholders.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on our current expectations and projections about future events, including, but not limited to:

•	any projections of revenues, earnings, cash balances or cash flow, synergies or other financial items;

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements regarding future economic conditions or performance;

•	any statements regarding implementing our business strategy;

•	any statements regarding attracting and retaining customers;

•	any statements regarding obtaining and expanding market acceptance of the products and services we offer;

•	any statements regarding competition in our market; and

•	any statements of assumptions underlying any of the foregoing.

Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predicts,” “projects,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms and other comparable terminology. These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions, that could cause actual results, levels of activity, performance, achievements and events to differ materially from those stated, anticipated or implied by such forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the caption “Risks and Uncertainties” contained herein, as well as those discussed elsewhere herein, particularly key risks around overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sections in the financial services, health care, and government industries; timing of the closure of customer contracts; growing our indirect distribution channels and our sales internationally; and competitive factors in our rapidly changing industry. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. Tumbleweed disclaims any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise.

TUMBLEWEED COMMUNICATIONS CORP.

2004 FORM 10-K ANNUAL REPORT

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

PART I

Item 1—Business.

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized leader in providing secure Internet communication solutions for enterprises and government customers of all sizes. With our products, organizations can block security threats, protect information, safely conduct business online, and reduce their cost of doing business. Our industry-leading product suites—MailGate, SecureTransport and Valicert Validation Authority—offer solutions for anti-spam, content filtering, email encryption, multi-protocol file transfer and comprehensive identity validation.

We are trusted by over 1,000 enterprise customers who use our products to connect with over ten thousand corporations and millions of end-users. Our market focus is in the financial services, healthcare, and government industries. We provide comprehensive security solutions for email and file transfer applications. Using products from our extensive portfolio, organizations can block security threats, protect information assets, and enable the safe exchange of messages, files and transactions.

Tumbleweed MailGate

Tumbleweed MailGate is a suite of products for protecting, filtering, monitoring, and securing enterprise email communications. These products, which can be used individually or in combination, enable organizations to block threats at multiple points in their email networks and dynamically encrypt and route email messages based on administrator-defined policies and industry regulations. Products in the MailGate family include:

MailGate Email Firewall: our comprehensive email security solution for email threat prevention, content filtering and email encryption capabilities.

MailGate AntiSpam Appliance: our turnkey, cost-effective anti-spam/anti-virus solution, available in a hardened Linux box.

MailGate Edge: our email relay that delivers state-of-the-art network-based email defense in a simple to-manage Linux-based appliance.

MailGate Secure Messenger: our leading enterprise secure email software solution, providing universal secure delivery methods that require no certificates or client software.

Tumbleweed SecureTransport

Tumbleweed SecureTransport is an enterprise-class, secure file transfer solution for moving financial transactions, critical business files, large documents, Extensible Markup Language (“XML”), and Electronic Data Interchange (“EDI”) transactions over the Internet and private internet protocol networks. Winner of the 2004 “Best Communications Security” award from Secure Computing magazine, SecureTransport has been deployed at financial service, health care and government sites around the world.

Tumbleweed Validation Authority

The Tumbleweed Valicert Validation Authority is the world’s most widely deployed Online Certificate Status Protocol (“OCSP”) responder. It validates the revocation status of any digital certificate in real-time, and is Identrus and Joint Interoperability Technology Center (“JITC”) certified. Many banks, governments and businesses have deployed Public Key Infrastructures to secure everything from corporate network access to multi-million dollar electronic transactions.

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

Tumbleweed’s Messaging Security Solutions and Services

We offer a comprehensive family of messaging security software and appliance solutions that enable enterprises to leverage the cost-efficiencies and productivity of Internet communications. In addition, all of our solutions are designed to integrate with existing business and email systems, requiring no significant change in existing firewall or system infrastructures. Our solutions can be used independently or in combination to create a secure Internet communications solution for businesses. All of our solutions offer multi-level security using industry standards, universal access, and proven scalability for high volume message traffic.

Tumbleweed MailGate Suite

The Tumbleweed MailGate Suite is a family of products for protecting, filtering and monitoring corporate email. These best-in-breed products enable businesses to manage inbound and outbound traffic, block threats, encrypt messages and optimize network performance.

The MailGate Suite is unique both in its depth and breadth. Unlike competitors who rely on other vendors for encryption and anti-spam technology, Tumbleweed has developed native, integrated components that ensure scalability and interoperability. The MailGate family of products allows organizations to:

Protect their network: MailGate stops attacks (e.g. virus, spam, worms, denial of service and directory harvest) both at the demilitarized zone and within the corporate network.

Comply with regulations and policies: MailGate has the industry’s most comprehensive content filtering and intelligent routing capabilities.

Secure private information: MailGate provides industry-leading encryption technology, automatically securing and routing messages based on customer-defined policies and practices.

Reduce communication costs: MailGate eliminates potentially costly threats (viruses, denial of service / directory harvest, spam), and ensures optimal network performance.

Tumbleweed SecureTransport Suite

Tumbleweed SecureTransport is a comprehensive enterprise secure file transfer solution that enables the exchange of valuable and sensitive data over the Internet in a secure and reliable manner. SecureTransport is a centrally managed, client-server solution supporting a broad set of open standard file transfer protocols, including File Transfer Protocol, or FTP, secure FTP, HyperText Transfer Protocol, or HTTP, Secure HTTP, or HTTPS, Secure Shell, or SSH, and AS2.

SecureTransport forms the core of many financial networks, healthcare agencies and state, local and federal governments. Financial networks use SecureTransport to move billions of dollars of financial transactions daily. Healthcare providers, payers, producers and clearing houses are linked through SecureTransport, transferring private health information. Government agencies leverage SecureTransport to communicate and share documents with other agencies and to replace outdated forms of data transfers suck as Virtual Private Networks, or VPNs, leased lines and un-secure FTP.

With SecureTransport, organizations can:

Consolidate disparate systems: Many organizations have developed home-grown file transfer applications that don’t scale or interoperate. Based on standards and supporting multiple protocols, SecureTransport is a cost-effective, scaleable alternative.

Automate and streamline applications: SecureTransport enables organizations to easily convert paper-based or proprietary electronic transfers to a secure, standards-based internet model.

Comply with policies and regulations: SecureTransport enables organizations to securely send and receive private information in conformance with industry, government or corporate regulations.

Utilize AS2 for efficient transactions: SecureTransport enables businesses to conduct EDI and business-to-business (B2B) transactions without VPNs, additional infrastructure or proprietary software.

Tumbleweed Validation Authority Suite

The Tumbleweed Validation Authority is the world’s most widely deployed OCSP responder. It validates the revocation status of any digital certificate in real-time, and is Identrus and JITC certified. Many banks, governments and businesses have deployed Public Key Infrastructures, or PKI to secure everything from corporate network access to multi-million dollar electronic transactions. PKI systems depend on the use of digital certificates. These virtual IDs, which are issued by independent certificate authorities, provide a way to authenticate the identity of an individual, an organization, or a computer. However, like physical credentials used in the real world—such as passports, credit cards, and security badges—digital certificates are sometimes found to be expired, revoked or suspended. The integrity of an organization’s PKI system is only as reliable as its ability to check the validity of a certificate the moment it is presented. Tumbleweed Validation Authority delivers a comprehensive, scaleable framework for real-time validation of digital certificates issues by any certificate authority.

Tumbleweed Professional Services

The following are examples of the professional services we offer:

•	Support and maintenance, which assists customers in managing Tumbleweed products they have deployed;

•	Integration consulting, which allows our customers to integrate our solutions with existing technology infrastructure, including legacy systems, customer databases, support systems, and billing systems; and

•	Technical training, which provides the customer with formal training in the administration and operation of our products and use of our application programming interfaces, or APIs.

Our products are generally deployed in business-critical environments, where highly responsive customer support is critical to the continuing success of the deployed solution. We maintain a technical support group that is responsible for first-line and second-line customer support as well as distribution of products and documentation updates. This group works closely with our professional services and product development organizations in order to ensure continuity in the areas of problem resolution and priority response.

We also offer extended customer assistance 24 hours a day, 7 days a week, for those customers requiring around-the-clock support. Pricing for such support is in addition to our standard fees.

Professional services are performed for an additional fee and are offered in conjunction with the licensing or deployment of our products.

Strategy

Our objective is to be the leading provider of messaging security software and appliance products for enterprises and government. Key elements of our strategy are:

•	Growing our existing position in the financial services, healthcare, and government industries and expanding into the retail and manufacturing industries;

•	Expanding our distribution channels, including our reseller channel, to increase sales to the mid-sized enterprise market;

•	Expanding our international sales presence;

•	Leveraging our security core competency and intellectual property to increase our market share and mind share in the email hygiene and secure messaging markets including anti-spam and anti-phishing: and

•	Expanding the breadth of our market share, primarily through our email firewall and dynamic anti-spam service products, and increasing the depth of our market share by upselling customers to our secure file transfer, secure email and document delivery, and identity validation products.

Customers

We provide our customers with secure internet communications solutions. We are trusted by over 1,000 enterprise customers who use our products to connect with over ten thousand corporations and millions of end-users. Our market focus is in the financial services, healthcare, and government industries. Our products are sold directly and through channel partners to enterprises and governments.

For 2004, 2003 and 2002, five customers comprised approximately 12%, 16%, and 23%, respectively, of our revenue. The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. For the years ended December 31, 2004, 2003 and 2002, respectively, no single customer comprised 10% or more of our revenue.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Our backlog excludes all items relating to consulting services. Backlog was $20.4 million and $15.3 million at December 31, 2004, and 2003, respectively. We presently believe that $14.5 million of the backlog at December 31, 2004 will be recognized as revenue in 2005 in accordance with our revenue recognition policy, with the balance to be recognized thereafter.

Sales

We maintain a direct sales force that focuses on signing key enterprise customers as well as further penetrating existing accounts by selling them new or expanded applications. Our sales force consists of a total of 63 employees as of December 31, 2004. Sales offices currently include Redwood City, California; McLean, Virginia; Hurst, United Kingdom; New York, New York; and Oakbrook Terrace, Illinois. Our sales force includes field sales engineers and inside sales personnel who support the account executives. Field sales engineers assist our account executives with technical presentations, customer requirements analysis and initial solution designs. Our inside sales personnel assist the account executives in managing their customer relationships and qualifying new accounts. Our sales effort is augmented by the sales forces of our channel partners. The typical sales cycle can range from one to nine months, but may be longer for large contracts.

Marketing

Our marketing strategy is to raise awareness of the ever-expanding security risks associated with organizations conducting business online, and increase recognition of Tumbleweed as a strategic supplier of solutions which mitigate these risks. We raise awareness and increase Tumbleweed mindshare through targeted, integrated campaigns highlighting both the company and our product offerings. These campaigns translate into opportunities for both our direct sales force and our channel partners.

Our marketing efforts are organized around three primary areas: product marketing, product management and corporate marketing. Product marketing identifies target markets and customer opportunities, and develops the positioning, programs and materials to reach customers and support sales activities. Product management translates customer and market requirements into product plans and works with our engineering team to ensure completion. Product management also trains salespeople on product information. Corporate marketing drives overall market awareness of Tumbleweed as a company and our products through analyst and investor relations, media, events, and speaking engagements. Corporate marketing is also responsible for branding, corporate identity, and the Tumbleweed website. Both product marketing and corporate marketing work closely with direct sales and channel sales partners to focus programs more effectively and guide product research and development.

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

Intellectual Property

We own 21 U.S. patents issued by the U.S. Patent and Trademark Office—20 utility patents and one design patent. We have filed an additional 17 utility patent applications that are now pending in the U.S. Patent and Trademark Office, and also have 11 patent applications now pending in foreign jurisdictions. In addition, we currently have 23 registered trademarks worldwide, including the mark Tumbleweed, and are pursuing other key trademarks and service marks in the U.S. and internationally.

Competition

The markets in which we compete are intensely competitive and rapidly changing. We believe there is no single competitor that offers the complete package of secure messaging applications that we sell. We are aware of competitors that exist for each of our product lines and for some combined components of our solution sets.

Our principal competition for our MailGate email security solutions are companies that offer various email content filtering and anti-spam products. Some of the companies that sell products that compete with some of the features within our products include Clearswift Limited, CipherTrust, Inc., Proofpoint, Inc., Symantec Corp., and Zix Corporation.

Our principal competition for our SecureTransport solutions comes from software and service providers that include Sterling Commerce (a division of SBC Communications, Inc.), Cyclone Commerce, Inc., and Standard Networks, Inc.

Our principal competition for our Validation Authority solution comes primarily from software providers including CoreStreet Ltd., SyTrust Technologies GmbH, and Alacris Inc.

In addition to the competitors listed above, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products or through their product development in the area of secure online communication services. These companies could include International Business Machines Corporation/Lotus Development, and Microsoft Corp.

Employees

As of December 31, 2004, we employed 270 people worldwide, including 135 in engineering, 63 in sales, 41 in professional services, 11 in marketing, and 20 combined in corporate management, finance, hardware operations, human resources, information technology, legal, and other administration. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider our relations with our employees to be good.

Our Executive Officers

Listed below are our executive officers as of March 16, 2005. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of our board of directors, which follows the annual meeting of stockholders, executive officers are appointed by the board to hold office until their resignation or removal.

Name	Title	Age
Jeffrey C. Smith	Chairman and Chief Executive Officer	38
Timothy G. Conley	Senior Vice President of Finance and Chief Financial Officer	56
Denis M. Brotzel	Senior Vice President of Worldwide Sales	53

Jeffrey C. Smith, Chairman of the Board of Directors and Chief Executive Officer, is responsible for strategic planning and business development. Before founding Tumbleweed in June 1993, Mr. Smith held various senior positions in research and development with the following firms: Frame Technology from January 1991 to June 1993; Aion Corp. from January 1990 to January 1991; Hewlett-Packard from June 1988 to June 1989; and IBM Scientific Research Center in Palo Alto from June 1987 to June 1988. Mr. Smith served as a lecturer in Software Engineering at Stanford University in 1988 and 1989. Mr. Smith holds a B.S. in Computer Science from Stanford University. During January 2005, Tumbleweed announced that Mr. Smith has chosen to resign as Chief Executive Officer at such time as a qualified successor is found. Mr. Smith will remain in the Chief Executive Officer role until a successor is named, and is expected to continue to serve as Chairman of the Board of Directors after the Chief Executive Officer transition occurs.

Timothy G. Conley, Senior Vice President of Finance and Chief Financial Officer, is responsible for finance and administration. Prior to joining Tumbleweed in July 2003, Mr. Conley served as Vice President, Finance and Chief Financial Officer for Valicert, Inc. (“Valicert”) from January 2000 through June 2003. Prior to joining Valicert, Mr. Conley was Vice President of Finance and Chief Financial Officer of Longboard, Inc. from September 1998 to January 2000. Prior to joining Longboard, Mr. Conley served as Vice President of Finance and Chief Financial Officer of Logicvision, from June 1997 to August 1998. Previously, Mr. Conley was Vice President of Finance and Chief Financial Officer of Verilink Corporation from November 1989 to May 1997. Mr. Conley holds a B.S. degree in Business Administration from Wisconsin State University.

Denis M. Brotzel, Senior Vice President of Worldwide Sales is responsible for worldwide sales of Tumbleweed’s products and services. Prior to joining Tumbleweed in July 2003, Mr. Brotzel held senior management positions at Valicert from March 2000 to June 2003, including Senior Vice President of Worldwide Sales. Prior to joining Valicert, Mr. Brotzel was Vice President of Sales for EGS Inc., a division of Invensys plc., from April 1998 to February 2000. Prior to joining EGS, Mr. Brotzel served in senior executive positions and developed and led field organizations in North America, Europe and worldwide at Measurex (now a division of Honeywell Inc.) from September 1989 to March 1998, including serving as Vice President of Sales and Marketing from September 1994 to March 1998. Mr. Brotzel holds a BS in Applied Physics from the University of Middlesex, London, England.

Available Information

Our Internet address is www.tumbleweed.com. Information contained on our website is not part of this annual report on Form 10-K or any other report filed with the SEC. We make available free of charge on www.tumbleweed.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our web site by the end of the business day following the submission of such filings to the SEC.

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

In addition, a copy of these filings, excluding exhibits, may be requested at no cost by writing or telephoning the following address or telephone number:

MKR Group

88 North Fair Oaks Avenue

Suite 202

Pasadena, CA 91103

Telephone: (626) 395-9500

Item 2—Properties.

In 1999, we entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California and renewed that lease in 2003. The renewed lease expires in July 2008 with current monthly rent payments of approximately $73,000.

We also maintain sales offices in Hurst, United Kingdom; McLean, Virginia; New York, New York; and Oakbrook Terrace, Illinois, all with lease terms expiring in 2005. In February 2004, we entered into an agreement to sublease a portion of the space in New York beginning in March 2004 for the remainder of the lease term. Other offices we maintain include Palo Alto, California, Pfaffikon, Switzerland, Slough, United Kingdom, and Sofia, Bulgaria. The Palo Alto, California, Pfaffikon, Switzerland, Slough, United Kingdom, and Sofia, Bulgaria leases have terms expiring in 2007, 2005, 2020, and 2007, respectively.

Other than our office space in Redwood City, California, none of our offices individually exceed 13,000 square feet in size. Other than the facility space that we have subleased or are attempting to sublease as described above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are currently utilizing all of our leased facility space. We believe our current facilities will be adequate to meet our needs for the foreseeable future.

Item 3—Legal Proceedings.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is listed and quoted on The Nasdaq National Market under the symbol “TMWD.” The following table sets forth, for the calendar quarters indicated, the high and low trading prices per share for our common stock, as reported on the Nasdaq National Market.

	Tumbleweed Common Stock Prices
	High	Low
2004 Year
First Quarter Ended March 31	$8.45	$6.20
Second Quarter Ended June 30	$8.04	$2.99
Third Quarter Ended September 30	$4.28	$1.72
Fourth Quarter December 31	$4.10	$2.56
2003 Year
First Quarter Ended March 31	$1.70	$1.20
Second Quarter Ended June 30	$2.80	$1.19
Third Quarter Ended September 30	$6.85	$2.42
Fourth Quarter December 31	$8.57	$5.43

As of February 14, 2005, there were approximately 1,132 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Tumbleweed Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004, our outstanding warrants and the number of stock options outstanding under our stock option plans, the weighted average exercise price of the stock options and warrants, and the number of stock options available for grant under our plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Stock option plans approved by stockholders	8,461,155	$5.17	1,038,039
Warrants and stock option plans not approved by stockholders	5,550,378	$6.18	3,695,121

Total	14,011,533	$5.57	4,733,160

The 1999 Omnibus Stock Incentive Plan and the Valicert 1998 Stock Option Plan provide for an automatic annual increase, without the approval of stockholders, in the number of stock options available for grant of 5% and 5%, respectively, of the number of our shares that are issued and outstanding.

The following table summarizes information about stock options outstanding as of December 31, 2004:

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.05–$0.73	346,131	$0.54	6.9	262,230	$0.60
0.77–0.98	1,655,605	0.97	7.3	871,051	0.96
1.01–1.35	442,855	1.24	8.0	204,562	1.24
1.39–2.52	1,030,609	1.76	8.3	545,188	1.64
2.53	2,029,566	2.53	8.5	715,926	2.53
2.69–2.99	1,143,322	2.80	9.1	488,019	2.78
3.03–3.25	842,528	3.13	6.6	737,257	3.13
3.30–4.56	1,949,844	3.55	8.8	1,004,176	3.62
4.80	2,259,239	4.80	9.4	317,418	4.80
5.31–25.32	1,320,791	12.03	5.9	1,056,668	13.38
31.75–38.56	275,875	32.29	5.4	275,875	32.29
42.63–56.63	19,049	45.29	5.5	19,049	45.29
118.44	50,000	118.44	5.2	50,000	118.44

$0.05–$118.44	13,365,414	$4.82	7.6	6,547,419	$6.51

In conjunction with various financing arrangements and employment recruitment services provided to us in 1994, 1995, 1998, 1999, and 2001, we issued warrants to purchase an aggregate of approximately 583,113 shares of common stock. Additional warrants to purchase an aggregate of 289,789 shares of common stock were assumed in 2003 as a result of the merger with Valicert. As of December 31, 2004 and 2003, 646,119 and 734,977 warrants to purchase common stock remain outstanding, respectively. Of the warrants that remain outstanding at December 31, 2004, 855 expire in April 2005 with an exercise price of $46.75; 433,330 expire in July 2006 with an exercise price of $26.93; 139,089 expire in November 2006 with an exercise price of $9.08; 3,830 expire in January 2007 with an exercise price of $15.66; 21,129 expire in April 2008 with an exercise price of $4.91; 10,266 expire in April 2008 with an exercise price of $5.84; 2,566 expire in February 2010 with an exercise price of $49.09; 1,283 expire in April 2010 with an exercise price of $49.09; and the remaining 33,771 expire in June 2011 with an exercise price of $6.66.

Item 6—Selected Financial Data.

SELECTED FINANCIAL DATA

Our selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2004, 2003 and 2002 and the selected consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements contained elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2001 and 2000 and the consolidated balance sheet data as of December 31, 2002, 2001, and 2000 are derived from our audited consolidated financial statements not included or incorporated by reference in this report.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$43,438	$30,595	$25,525	$29,048	$37,338
Gross profit	35,489	24,951	18,467	17,090	24,371
Operating expenses(1)	43,183	34,861	38,478	129,792	97,211
Operating loss	(7,694)	(9,910)	(20,011)	(112,702)	(72,840)
Net loss	(7,497)	(9,187)	(20,866)	(114,165)	(69,829)
Net loss per share—basic and diluted	$(0.16)	$(0.26)	$(0.68)	$(3.78)	$(2.51)
Shares used in calculating basic and diluted loss per share	46,777	36,007	30,589	30,171	27,829

	December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,435	$25,351	$29,210	$41,067	$73,568
Total assets	87,716	56,346	37,809	65,310	178,900
Long-term debt, excluding current installments	200	467	—	9	497
Total stockholders’ equity	62,404	32,595	21,831	43,095	153,612

(1)	Includes the impairment of goodwill and intangible assets of $5,713 and $50,983 for the years ended December 31, 2002 and 2001, respectively. We adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment at least annually. As a result of the adoption of SFAS 142, Tumbleweed recorded a transitional impairment loss of $974 that was recognized in 2002 as Cumulative effect of change in accounting principle in our consolidated statement of operations.

Selected Quarterly Financial Data (Unaudited)

All necessary adjustments have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2004
Revenue:
Product revenue	$5,925	$5,186	$4,544	$3,973
Service revenue	5,790	5,428	5,134	5,582
Intellectual property and other revenue	360	584	362	570

Total revenue	12,075	11,198	10,040	10,125
Cost of revenue:
Cost of product and service revenue	1,971	1,491	1,426	1,224
Amortization of intangible assets	510	510	510	244

Total cost of revenue(1)	2,481	2,001	1,936	1,468

Gross profit	9,594	9,197	8,104	8,657
Operating expenses:
Research and development(2)	2,735	2,860	3,055	2,913
Sales and marketing(3)	5,722	6,487	6,208	4,708
General and administrative(4)	1,630	1,345	1,022	1,322
Stock-based compensation expense	118	141	299	82
Amortization of intangible assets	321	421	440	339
Merger-related and other costs	76	533	469	—

Total operating expenses	10,602	11,787	11,493	9,364

Operating loss	(1,008)	(2,590)	(3,389)	(707)
Other income, net	72	113	83	171

Loss before income taxes	(936)	(2,703)	(3,306)	(536)
Provision (benefit) for income taxes	(13)	28	6	(5)

Net loss	(923)	(2,731)	(3,312)	(531)
Other comprehensive loss—translation adjustments	(6)	(32)	(9)	(19)

Comprehensive loss	$(929)	$(2,763)	$(3,321)	$(550)

Net loss per share—basic and diluted	$(0.02)	$(0.06)	$(0.07)	$(0.01)

Weighted average shares—basic and diluted	48,082	47,955	47,746	43,524

(1)	Exclusive of stock-based compensation expense of $1, $0, $4, and $7 for the quarters ended December 31, September 30, June 30, and March 31, 2004, respectively.
(2)	Exclusive of stock-based compensation expense of $44, $45, $91, and $28 for the quarters ended December 31, September 30, June 30, and March 31, 2004, respectively.
(3)	Exclusive of stock-based compensation expense of $52, $90, $195, and $44 for the quarters ended December 31, September 30, June 30, and March 31, 2004, respectively.
(4)	Exclusive of stock-based compensation expense of $21, $6, $9, and $3 for the quarters ended December 31, September 30, June 30, and March 31, 2004, respectively.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2003
Revenue:
Product revenue	$5,369	$5,067	$3,277	$2,629
Service revenue	4,008	3,154	2,615	2,871
Intellectual property and other revenue	670	404	250	281

Total revenue	10,047	8,625	6,142	5,781
Cost of revenue:
Cost of product and service revenue	918	1,334	1,229	1,413
Amortization of intangible assets	216	217	317	—

Total cost of revenue(1)	1,134	1,551	1,546	1,413

Gross profit	8,913	7,074	4,596	4,368
Operating expenses:
Research and development(2)	2,554	2,560	2,050	1,963
Sales and marketing(3)	4,730	4,425	3,261	3,441
General and administrative(4)	1,681	1,551	1,516	1,422
Stock-based compensation expense	42	75	15	34
Amortization of intangible assets	306	206	20	—
Write-off of in-process research and development	—	—	100	—
Merger-related and other costs	473	549	1,887	—

Total operating expenses	9,786	9,366	8,849	6,860

Operating loss	(873)	(2,292)	(4,253)	(2,492)
Other income, net	175	512	51	14

Loss before income taxes	(698)	(1,780)	(4,202)	(2,478)
Provision for income taxes	5	17	3	4

Net loss	(703)	(1,797)	(4,205)	(2,482)
Other comprehensive income (loss)—translation adjustments	11	19	(96)	157

Comprehensive loss	$(692)	$(1,778)	$(4,301)	$(2,325)

Net loss per share—basic and diluted	$(0.02)	$(0.04)	$(0.13)	$(0.08)

Weighted average shares—basic and diluted	42,006	40,541	31,279	30,494

(1)	Exclusive of stock-based compensation expense of $6, $8, $5, and $8 for the quarters ended December 31, September 30, June 30, and March 31, 2003, respectively.
(2)	Exclusive of stock-based compensation expense of $13, $20, $1, and $5 for the quarters ended December 31, September 30, June 30, and March 31, 2003, respectively.
(3)	Exclusive of stock-based compensation expense of $24, $41, $4, and $11 for the quarters ended December 31, September 30, June 30, and March 31, 2003, respectively.
(4)	Exclusive of stock-based compensation expense (credit) of $(1), $6, $5, and $10 for the quarters ended December 31, September 30, June 30, and March 31, 2003, respectively.

Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risks and Uncertainties.”

Overview

We are a recognized leader in providing secure Internet communication solutions for enterprises and government customers of all sizes. With our products, organizations can block security threats, protect information, safely conduct business online, and reduce their cost of doing business.

Our operating results during 2004 showed improvement relative to 2003 in revenue, deferred revenue, net loss, and operating cash flow. Our 42% growth in revenue and 23% growth in deferred revenue were driven by a number of factors including increased customer adoption of our email firewall products, increased sales of the SecureTransport product acquired in the Valicert acquisition, revenue from the anti-spam appliance product acquired in the Corvigo, Inc. (“Corvigo”) acquisition, and growth in our targeted customer sectors in the financial services, health care, and government industries. Our reduction in net loss of 18% was due to our growth in revenues and our continuing focus on generating cost efficiencies including our development center in Bulgaria, which allowed us to augment our research and development and services offerings at a lower cost structure. The percentage improvement in net loss was less than the percentage improvement in revenue primarily due to an increase in sales and marketing expenses driven by decisions to increase sales and marketing headcount and marketing programs to expand our sales presence, increase our marketing resources, and grow our revenues. These decisions included the acquisitions of Valicert, Incubator, Limited (“Incubator”), and Corvigo. We had positive cash flow from operations of $433,000 in 2004.

Outlook

We believe that our success in 2005 will depend on our ability to increase customer adoption of our MailGate email security, SecureTransport, and Validation Authority products, the ability to successfully expand our sales through distribution by third party resellers, our ability to further implement the processes related to selling hardware appliance products, such as supply chain effectiveness, and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government industries; timing of the closure of customer contracts; growing our sales internationally; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risks and Uncertainties” section for additional information.

Recent Events

On March 18, 2004, we completed the acquisition of Corvigo, an anti-spam appliance vendor. The purchase price of $40.9 million consisted of an exchange of 4,732,284 shares of Tumbleweed’s common stock with a fair value of $32.8 million based on the fair value of our common stock on the date of the acquisition, cash paid of $6.0 million, assumed stock options with a fair value of $1.3 million, severances for former Corvigo employees of $97,000, and other acquisition-related costs of $727,000, consisting primarily of legal fees, banking fees, and accounting fees.

On March 15, 2004, we completed the acquisition of Incubator, a reseller of our products. The acquisition was entered into to expand our sales in Europe. The purchase price of $1.7 million consisted of an exchange of 224,278 shares of our common stock with a fair value of $1.6 million based on the fair value of our common stock on the date of the acquisition and other acquisition-related costs of $119,000 consisting of legal and accounting fees. During 2002, we had transitioned from direct sales operations to indirect sales operations in Europe due to sustained declines in the operating results of that region at that time.

On June 23, 2003, we completed the acquisition of Valicert which develops and licenses secure Internet communications and identity validation software for file transfer, financial messaging, and business process integration. The purchase price of $17.0 million consisted of an exchange of 9,713,634 shares of our common stock with a fair value of $13.0 million, assumed stock options with a fair value of $1.7 million, severances for former Valicert employees of $276,000, and other acquisition-related costs of $2.0 million consisting primarily of payments for legal fees, investment banking fees, financial printing fees, accounting fees, and proxy mailing fees.

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

	Years Ended December 31,
	2004	2003	2002
Revenue:
Product revenue	$19,628	$16,342	$13,317
Service revenue	21,934	12,648	9,845
Intellectual property and other revenue	1,876	1,605	2,363

Total revenue	43,438	30,595	25,525
Cost of revenue:
Cost of product revenue	1,970	959	893
Cost of service revenue	4,142	3,935	6,165
Amortization of intangible assets	1,837	750	—

Total cost of revenue	7,949	5,644	7,058

Gross profit	35,489	24,951	18,467
Operating expenses:
Research and development	11,563	9,127	10,055
Sales and marketing	23,125	15,857	18,409
General and administrative	5,319	6,170	4,602
Stock-based compensation expense (credit)	640	166	(301)
Amortization of intangible assets	1,458	532	—
Write-off of in-process research and development	—	100	—
Merger-related and other costs	1,078	2,909	—
Impairment of goodwill and intangible assets	—	—	5,713

Total operating expenses	43,183	34,861	38,478

Operating loss	(7,694)	(9,910)	(20,011)
Impairment of investments	—	—	(543)
Other income, net	213	752	716

Net loss before provision for income taxes and cumulative effect of change in accounting principle	$(7,481)	$(9,158)	$(19,838)

Years ended December 31, 2004 and 2003

Revenue.    Revenue, which consists of product revenue, service revenue and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees for products sold as software or on appliances, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property and other revenue consists of patent license agreement fees and the sale of distribution rights. Total revenue increased to $43.4 million in 2004 from $30.6 million in 2003. The increase in total revenue was primarily due to a $9.3 million increase in service revenue and a $3.3 million increase in product revenue.

Product revenue increased to $19.6 million in 2004 from $16.3 million in 2003. The increase in product revenue was due to a $3.2 million increase in license revenue. License revenue increased primarily due to increased sales of the SecureTransport product acquired in the Valicert acquisition and increased customer adoption of our email firewall products. We also recognized revenue in 2004 from the anti-spam appliance product acquired in the Corvigo acquisition with no comparable revenue in 2003.

Service revenue increased to $21.9 million in 2004 from $12.6 million in 2003. The increase in service revenue was primarily due to an $8.5 million increase in support and maintenance revenue and a $800,000 increase in consulting revenue. Support and maintenance revenue increased due to revenue growth in our installed customer base, an increase in sales to new customers, an increase in sales of our dynamic anti-spam service which is sold on a subscription fee basis, and an expansion of our customer base due to the Valicert and Corvigo acquisitions. Consulting revenue increased by $800,000 primarily due to the recognition of $672,000 of revenue as a result of a prepaid consulting contract that had an expiration clause requiring full revenue recognition in the three months ended March 31, 2004 for the portion of that contract that was in deferred revenue at December 31, 2003.

Intellectual property and other revenue increased to $1.9 million in 2004 from $1.6 million in 2003. The increase was due to an increase in patent license agreement revenue of $802,000, partially offset by $531,000 of revenue from the sale of distribution rights in 2003 with no comparable revenue in 2004.

Cost of Revenue.    Cost of revenue is comprised of product costs, service costs, the amortization of intangible assets for core/developed technology, maintenance agreements, and the value of purchase orders (license) acquired in connection with the acquisitions of Valicert, Incubator, and Corvigo. Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products and the cost of our appliance products. Service costs are comprised primarily of employee and employee-related costs for customer support, consulting, and contract development projects with third parties. Total cost of revenue increased to $7.9 million in 2004 from $5.6 million in 2003 primarily due to a $1.1 million increase in the amortization of intangible assets service costs and a $1.0 million increase in product costs, mostly for appliance costs.

Cost of product revenue increased to $2.0 million in 2004 from $959,000 in 2003 due primarily to an increase in hardware costs due to an increase in sales of our appliance products as a result of the product and technology acquired in the Corvigo acquisition. We expect cost of product revenue to increase on a year-over-year basis in 2005 due to an expected increase in appliance sales as a proportion of our total sales. Cost of service revenue increased to $4.1 million in 2004 from $3.9 million in 2003, primarily due to an increase in average service employees to 40 in 2004 from 30 in 2003, with the majority of the increase in headcount coming from our development center in Bulgaria. Amortization of intangible assets increased to $1.8 million in 2004 from $750,000 in 2003 due to the acquisitions of Corvigo and Incubator in March of 2004 and the acquisition of Valicert in June of 2003. We expect amortization of intangible assets included in cost of revenue to increase on a year-over-year basis in 2005 as a result of the acquisitions of Corvigo and Incubator in 2004.

Research and Development Expenses.    Research and development expenses are primarily comprised of employee and employee-related costs and other costs required for the development and quality assurance of our products. Research and development expenses increased to $11.6 million in 2004 from $9.1 million in 2003, primarily due to a $2.4 million increase in employee and employee-related costs due to an increase in average engineering headcount to 136 employees in 2004 from 96 employees in 2003. The increase in average engineering headcount was driven by our efforts to broaden and upgrade our products including the addition of employees from the Valicert and Corvigo acquisitions.

Sales and Marketing Expenses.    Sales and marketing expenses are primarily comprised of employee and employee-related costs, travel expenses, and costs associated with marketing programs. Sales and marketing expenses increased to $23.1 million in 2004 from $15.9 million in 2003 primarily due to a $4.7 million increase in employee and employee-related costs, a $1.4 million increase in marketing programs, a $632,000 increase in allocated overhead charges, and a $526,000 increase in travel costs. Employee and employee-related costs increased due to an increase in average sales and marketing headcount to 82 employees in 2004 from 55 employees in 2003 in order to expand our sales presence and increase our marketing programs to generate sales leads and increase awareness of our brand. Employee and employee-related costs also increased due to increased incentive compensation as a result of increased sales in 2004. Marketing programs increased due to an increase in marketing initiatives targeted at growing our revenues. Allocated overhead charges increased due to an increase in the proportion of U.S. sales and marketing headcount relative to total U.S. headcount. Travel expenses increased by $526,000 primarily due to the increase in the number of sales and marketing employees and the acquisition of Incubator which created a direct sales operation for us in Europe.

General and Administrative Expenses.    General and administrative expenses consist primarily of employee and employee-related and support costs for our administrative, finance, legal, and human resources departments as well as public reporting costs, bad debt expense, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses decreased to $5.3 million in 2004 from $6.2 million in 2003. The decrease in general and administrative expenses was primarily due to a $1.0 million decrease in legal expenses and a $471,000 decrease in office expenses, partially offset by a $662,000 increase in audit and tax expenses. Legal expenses decreased primarily due to the settlement of a patent-related lawsuit in the fourth quarter of 2003 which reduced costs associated with this matter in 2004. Office expenses decreased primarily due to the renewal of our headquarters lease in the third quarter of 2003 where we received a lower monthly rent cost in exchange for an extension of the lease term. Audit and tax expenses increased during 2004 primarily due to costs for compliance with the Sarbanes-Oxley Act of 2002.

Stock-based compensation expense.    Stock-based compensation expense consists of the amortization of deferred stock-based compensation recorded as a result of stock option grants to non-employees, unvested options assumed in the Valicert and Corvigo acquisitions, options granted to employees at exercise prices less than the fair value of the underlying stock on the grant date, and the vesting acceleration of certain employees’ stock options, net of credits related to stock options granted to employees who were later terminated before the options vested. Stock-based compensation expense increased to $640,000 in 2004 from $166,000 in 2003. The increase in stock-based compensation expense was due to the amortization of deferred stock-based compensation resulting from unvested options assumed in the Valicert and Corvigo acquisitions and grants of stock options to certain non-employees for professional services in 2004.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supercedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 included in the Notes to Consolidated Financial Statements.

Amortization of intangible assets and write-off of in-process research and development.   Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Incubator, and Corvigo acquisitions, and the conversion of certain former contract engineers to employees in our offshore development center in Bulgaria. Amortization of intangible assets included in operating expenses increased to $1.5 million in 2004 from $532,000 in 2003. The increase in the amortization of intangible assets included in operating expenses was due to the acquisitions of Corvigo and Incubator in 2004 and the acquisition of Valicert in June of 2003 since there was no related amortization for the Corvigo and Incubator intangible assets in 2003 and no related amortization for the Valicert intangible assets for most of the first half of 2003. In-process research and development resulting from the Valicert acquisition was fully written off during 2003. No similar write-off was recorded in 2004.

Merger-related and other costs.    Merger-related and other costs of $1.1 million for 2004 consist of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of our offshore development subsidiary in India to a third party, $183,000 related to anticipated losses on an operating lease in Palo Alto, California, $168,000 related to anticipated losses on an operating lease in Slough, United Kingdom, a credit of $44,000 for a gain on the sale of our offshore development center subsidiary in India, and $68,000 of other merger-related costs. The operating lease in Palo Alto was assumed during the acquisition of Corvigo and covers approximately 12,000 square feet of office space. Subsequent to the acquisition of Corvigo, we decided to vacate the Palo Alto facility. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and the remaining balance for that liability was reclassified on our consolidated balance sheet from Accrued liabilities to Accrued merger-related and other costs to be tracked along with the liability resulting from the revised estimate recorded in the three months ending September 30, 2004. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto. The operating lease in Slough was assumed during the acquisition of Interface, Inc. (“Interface”) in 2000 and covers approximately 13,000 square feet of office space. The lease is for a term ending in 2020 with quarterly rent payments of approximately $65,000. The $168,000 charge was recorded due to a revised estimate of the term of expected subleases on the building. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. Our offshore development center subsidiary in India was acquired in the acquisition of Valicert and supported our engineering, customer support, and consulting functions. This subsidiary was sold to consolidate our offshore development in our existing Bulgaria location.

Merger-related and other costs of $2.9 million for 2003 consist of $1.1 million of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, $596,000 of merger-related marketing programs, $174,000 of other merger-related costs, and a $996,000 charge related to anticipated losses on the operating lease in Slough. This office space had been subleased to a tenant who was providing us with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003.

Other Income, Net.    Other income, net, is generally comprised of interest income earned on investment securities, interest expense incurred on outstanding debt, and the sale in 2003, net of related commissions, of an intellectual property asset acquired during the acquisition of Valicert. Other income, net, decreased to $213,000 in 2004 from $752,000 in 2003. The decrease in other income, net, was primarily due to a $527,000 gain on the sale in 2003, net of related commissions, of an intellectual property asset acquired during the acquisition of Valicert. No similar transaction occurred in 2004.

Years ended December 31, 2003 and 2002

Revenue.    Total revenue increased to $30.6 million in 2003 from $25.5 million in 2002. The increase in total revenue was primarily due to a $3.0 million increase in product revenue and a $2.8 million increase in service revenue, partially offset by a $758,000 decrease in intellectual property and other revenue.

Product revenue increased to $16.3 million in 2003 from $13.3 million in 2002. The increase in product revenue was due to a $5.5 million increase in license revenue offset by a $2.0 million decrease in transaction-based license revenue and a $433,000 decrease in subscription-based license revenue. License revenue increased by $5.5 million primarily due to sales of the SecureTransport and Validation Authority products that we acquired in the Valicert acquisition with no comparable revenue in 2002. Transaction-based license revenue and subscription-based license revenue both decreased in 2003 due to our continued transition away from those selling models and towards selling perpetual licenses and associated support and maintenance contracts.

Service revenue increased to $12.6 million in 2003 from $9.8 million in 2002. The increase in service revenue was primarily due to a $3.5 million increase in support and maintenance revenue due to growth in our installed customer base, an expansion of our customer base due to the Valicert acquisition, and the successful customer acceptance of our dynamic anti-spam service which was released during the three months ended June 30, 2003 and is sold on a subscription service fee basis. This was partially offset by a $701,000 decrease in consulting revenue. During 2002, we transitioned our consulting services from secure messaging consulting services to enterprises that used both Tumbleweed and non-Tumbleweed products to consulting services, that are focused on installation, implementation and data migration for only Tumbleweed products. As a result, we reduced the number of consulting projects for which we bid. We decided to make this transition to improve consumer satisfaction through shortened deployment cycles and to improve our operating margin. As a result, we reduced the number of revenue-generating projects and revenue generating consultants throughout 2003 and 2002.

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

Cost of product revenue increased to $959,000 in 2003 from $893,000 in 2002 due primarily to costs for a maintenance contract assumed during the acquisition of Valicert. Cost of service revenue decreased to $3.9 million in 2003 from $6.2 million in 2002. Cost of service revenue decreased due to decreases in employee-related costs, allocated overhead charges, and depreciation expense. Employee-related costs decreased by $1.4 million due to our transition from direct sales operations to indirect sales operations in Europe and Japan, which eliminated our customer support and consulting employees in those regions, as well as our employment of a portion of our customer support and consulting employees in our former offshore development center in India, which had a relatively low cost structure. Allocated overhead charges decreased by $497,000 due to a reduction in our allocable cost base caused by our reduction in information technology spending and our reduction in facility costs. Depreciation expense decreased by $307,000 due to certain of our assets becoming fully depreciated in 2003 and 2002, and lower capital expenditures in 2003 and 2002 as compared to 2001 and 2000.

Research and Development Expenses.    Research and development expenses decreased to $9.1 million in 2003 from $10.1 million in 2002, primarily due to a $1.3 million decrease in allocated overhead charges, partially offset by a combined increase of $320,000 in consulting expenses, legal expenses, facilities expenses, and travel expenses. Consulting expenses increased due to increased outsourced development of non-core products in the first half of 2003, prior to the conversion of certain former contract engineers to employees in our offshore development center in Bulgaria during the three months ended September 30, 2003. Facilities expenses increased due to costs associated with our offshore development centers in Bulgaria and India in 2003, with no comparable expenses in 2002. Legal expenses increased due to costs associated with the creation of our Bulgarian offshore development center subsidiary. Travel expenses increased due to increased geographical dispersion of our engineering workforce.

Sales and Marketing Expenses.    Sales and marketing expenses decreased to $15.9 million in 2003 from $18.4 million in 2002 primarily due to decreases in facilities expenses, travel expenses, and reseller fees as well as reduced allocated overhead charges of $893,000, and a $377,000 expense in 2002 related to the write-off of our 80% equity position in TKK, partially offset by an increase in employee and employee-related costs. Facilities expenses decreased by $917,000 primarily due to the decrease in the number of sales offices in Europe and Japan due to the transition from direct sales operations to indirect sales operations in those regions. Travel expenses decreased by $354,000 primarily due to a decrease in the number of sales and marketing employees, prior to the acquisition of Valicert, as well as the transition from direct sales operations to indirect sales operations in Europe and Japan, which reduced the need to travel to those regions. Reseller fees decreased by $162,000 due to a large reseller fee in Europe in 2002 with no similarly large fees in 2003. Employee and employee-related costs increased by $708,000 due to headcount growth in the second half of the year as a result of the acquisition of Valicert as well as an increase in commissions due to our increase in revenue.

General and Administrative Expenses.    General and administrative expenses increased to $6.2 million in 2003 from $4.6 million in 2002. The increase in general and administrative expenses was primarily due to a $1.0 million increase in legal expenses, and a combined $272,000 increase in contract labor expenses, directors and officers insurance expenses, investor relations expenses, public company reporting expenses, and NASDAQ expenses. Legal expenses increased due to increased intellectual property enforcement efforts. Contract labor increased due to usage of contract labor as opposed to hiring employees to meet increased workflow needs. Directors and officers insurance expenses increased due to an increase in our premiums. Investor relations expenses increased due to increased use of third-party investor relations professionals. Public company reporting expenses increased due to an increase in public company financial reporting requirements. NASDAQ expenses increased due to an increase in the number of our common stock shares outstanding as a result of the acquisition of Valicert.

Stock-based compensation expense.    Stock-based compensation expense increased to $166,000 in 2003 from a credit of $(301,000) in 2002. The increase in stock-based compensation expense was due to the amortization of deferred stock-based compensation resulting from unvested options assumed in the Valicert acquisition. Stock-based compensation expense in 2002 was a credit of ($301,000) as the result of the termination of certain employees whose options had not yet vested, in excess of continued amortization.

Amortization of intangible assets and write-off of in-process research and development.   Amortization of intangible assets was $1.3 million for 2003. Write-off of in-process research and development was $100,000 for 2003. Amortization of intangible assets and write-off of in-process research and development resulted from the acquisition of Valicert during 2003, and the conversion of certain former contract engineers to employees in our offshore development center in Bulgaria during 2003. In-process research and development was fully written off during the three months ended June 30, 2003. There were no intangible asset amortization charges or write-off of in-process research and development in 2002.

Merger-related and other costs.    Merger-related and other costs of $2.9 million for 2003, consist primarily of $1.1 million of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, $596,000 of merger-related marketing programs, $174,000 of other merger-related costs, and a $996,000 charge related to anticipated losses on an operating lease. The operating lease was assumed during the acquisition of Interface in 2000 and covers approximately 13,000 square feet of office space in Slough, United Kingdom. There were no merger-related and other costs in 2002.

Impairment of Goodwill.    In connection with the adoption of SFAS 142 on January 1, 2002, we recognized a transitional goodwill impairment loss of $974,000 as Cumulative effect of a change in accounting principle in our consolidated statement of operations. During the six months ended June 30, 2002, Tumbleweed Communications KK experienced a sustained decline in operations. As of June 30, 2002, we determined that our goodwill was impaired and wrote-off the $5.7 million remainder of the goodwill balance. No similar impairment charges were recorded in 2003.

Impairment of Investments.    During 2000, we made investments in two privately-held companies of $977,000 and $3.0 million, respectively. The investments were carried at cost on our balance sheet as we hold less than 20% of the voting equity and do not have the ability to exercise significant influence. We monitored these investments for other-than-temporary impairment and made appropriate reductions in carrying values when necessary, including a $3.4 million impairment charge in 2001. We recorded other-than-temporary impairment charges of $543,000 in 2002 to write-off our investment balances in these two companies. As of December 31, 2004, and 2003, respectively, we had no remaining assets on our balance sheet relating to these investments. No similar impairment charges were recorded in 2003.

Other Income, Net.    Other income, net, increased to $752,000 in 2003 from $716,000 in 2002. The increase in other income, net, was due to a $527,000 gain on the sale in 2003, net of related commissions, of an intellectual property asset acquired during the acquisition of Valicert. This gain was offset by a decrease in interest income of $305,000 due to a decline in interest rates and a reduction in ours cash balances relative to the year-earlier period as well as a $62,000 increase in interest expense due to debt assumed during the acquisition of Valicert.

Related Party Transactions

From time to time we have entered into related party transactions and we expect that we may continue to do so in the future. These transactions are described in the notes to our consolidated financial statements as well as in our proxy statement under the caption “Certain Relationships and Related Transactions.”

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the issuance of equity securities. As of December 31, 2004, we had $21.4 million in cash and cash equivalents.

Net cash provided by operating activities was $433,000 in 2004. Net cash provided by operating activities in 2004 primarily resulted from a $3.1 million decrease in accounts receivable due to improved collections and a $2.5 million increase in deferred revenue, both of which are net of the effect of the acquisitions of Incubator and Corvigo. In addition, a total of $5.7 million of our $7.5 million net loss resulted from non-cash expenses for depreciation and amortization expenses, stock-based compensation expense, and compensation resulting from a common stock grant to former Incubator employees. This was partially offset by a $3.3 million decrease to cash resulting from the reduction of accounts payable, accrued liabilities, and other long-term liabilities balances during 2004, net of the effect of the acquisitions of Incubator and Corvigo. Net cash used in operating activities was $8.1 million in 2003. Net cash used in operating activities in 2003 was primarily the result of our net loss of $9.2 million and adjustments to reconcile net loss to net cash used in operating activities, including increases to cash flow from a $4.4 million increase in deferred revenue, net of the effect of the acquisition of Valicert, $2.7 million of depreciation and amortization, a $1.3 million decrease in current and other assets, net of the effect of the acquisition of Valicert, and a $1.2 million increase in accrued merger-related and other expenses. These increases to cash flow were largely offset by a $4.6 million decrease in accounts payable, accrued liabilities, and other long-term liabilities, net of the effect of the acquisition of Valicert, and an increase in accounts receivable, net of the effect of the acquisition of Valicert, of $4.5 million.

Net cash used in investing activities was $4.8 million and $256,000 in 2004 and 2003, respectively. Net cash used in investing activities in 2004 was comprised of $3.5 million for the acquisitions of Incubator and Corvigo, net of cash acquired, and $1.4 million for purchases of property and equipment. The $3.5 million outflow for the acquisitions of Incubator and Corvigo includes the impact of a $6.0 million cash payment to Corvigo shareholders as part of the purchase price for Corvigo. Net cash used in investing activities in 2003 consists of purchases of property and equipment of $1.1 million, partially offset by $836,000 for the acquisition of Valicert, net of cash acquired.

Net cash provided by financing activities was $560,000 in 2004 and $4.4 million in 2003. Net cash provided by financing activities in 2004 was comprised of an inflow of $827,000 for the proceeds from the issuance of common stock as a result of the exercises of stock options and warrants, partially offset by an outflow of $267,000 related to repayments on outstanding debt originally assumed in the acquisition of Valicert. Net cash provided by financing activities in 2003 resulted primarily from the proceeds from the issuance of common stock as a result of the exercises of stock options and warrants of $4.5 million and a net cash outflow of $92,000 related to the refinancing of outstanding debt assumed in the acquisition of Valicert.

As of December 31, 2004, our principal commitments consisted of obligations related to outstanding operating leases, a bank loan, and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

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

As a result of the Interface acquisition, we assumed an operating lease in Slough, United Kingdom. The lease is for a term ending in 2020 with current quarterly rent payments of approximately $65,000. We subleased this office space to a tenant who was providing us with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. In 2003 we recognized a charge of $996,000 related to potential losses on this lease that was included in our consolidated statement of operations as Merger-related and other costs. In 2004, due to a revised estimate of the term of expected subleases on the building, we recognized an additional charge of $168,000 related to potential losses on this lease that was included in the consolidated statement of operations as Merger-related and other costs. We are currently attempting to find a new sublessee. As a result of the Corvigo acquisition, we assumed an operating lease in Palo Alto, California. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Subsequent to the acquisition of Corvigo, we decided to vacate the Palo Alto facility. Anticipated future sublease rental income is expected to be less than the rent expense due to a weak office rental market in and around Palo Alto. In 2004 we recognized a charge of $183,000 related to anticipated losses on this lease that was included in our consolidated statement of operations as Merger-related and other costs. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and the remaining balance for that liability was reclassified on our consolidated balance sheet from Accrued liabilities to Accrued merger-related and other costs to be tracked along with the liability resulting from the revised estimate recorded in the three months ending September 30, 2004. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto.

In the acquisition of Valicert, Tumbleweed assumed debt of $855,000 resulting from equipment leases with two financing companies. During 2003, this debt was refinanced with an $800,000 loan with a bank. The new debt bears interest at prime rate plus 0.63%, is due and payable in 36 equal monthly installments, and is secured by certain of Tumbleweed’s assets. The weighted average interest rate for the loan was 4.87% and 4.63%, respectively, for 2004, and 2003, respectively. At December 31, 2004 the loan has aggregate maturities of $467,000.

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

We will continue to consider future financing alternatives, which may include the incurrence of debt, additional public or private equity offerings or an equity investment by a strategic partner; however, we have no present commitments or arrangements assuring us of any future equity or debt financing. Additionally, equity or debt financing may not be available to us on favorable terms, if at all.

We regularly evaluate acquisition candidates that have products, technologies, or customers that may complement our own, and expect to continue this practice.

At December 31, 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

In August 2002, our Board of Directors approved a program to repurchase up to $10.0 million of our common stock. During 2002, we repurchased 717,500 shares of our common stock for $796,000. The repurchase program was terminated in August 2003. We did not repurchase any shares of our common stock after 2002.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of December 31, 2004, are as follows (in thousands):

	2005	2006	2007	2008	2009	After 2009	Total
Debt	$287	$205	$—	$—	$—	$—	$492
Operating leases	1,677	1,385	1,093	657	266	2,749	7,827
Unconditional purchase obligations	340	—	—	—	—	—	340

Total	$2,304	$1,590	$1,093	$657	$266	$2,749	$8,659

The amounts above will be offset by sublease receipts of $169,000, $244,000, and $20,000 in 2005, 2006, and 2007, respectively.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. We adopted the provisions of EITF 00-21 as of January 1, 2004. The adoption of EITF 00-21 did not have a material impact on our financial position or results of operations.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supercedes Accounting Principles Board Opinion 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 included in the Notes to Consolidated Financial Statements.

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

Revenue Recognition

We derive our revenue from three sources: (i) product revenue, which includes license fees for products sold as software or on appliances, subscription-based license fees, and transaction-based license fees; (ii) service revenue, which includes support and maintenance fees, consulting fees, and training fees; and (iii) intellectual property and other revenue which includes patent license agreement fees and the sale of distribution rights. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management.

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

•	Persuasive evidence of an arrangement exists. We require a written contract, signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or volume purchase agreement with us prior to recognizing revenue on an arrangement.

•	Delivery has occurred. We deliver software to our customers physically or electronically. For physical deliveries, our standard transfer terms are typically FOB shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software on its hardware.

•	The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require the arrangement fee to be due within 90 days. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable.

•	Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial position and ability to pay. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when cash is collected.

We allocate revenue on software transactions (referred to as an “arrangement” in the accounting literature) involving multiple elements to each undelivered element based on their respective fair values. The residual is allocated to the product license. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately.

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

Valuation of Long-Lived Assets and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner or our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to our net book value.

We evaluate goodwill on an annual basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with SFAS 142. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during 2004 or 2003, respectively. During the six months ended June 30, 2002, TKK experienced a sustained decline in operations. As a result, we reevaluated our future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. As of June 30, 2002, we determined that our goodwill related to TKK was impaired and wrote-off the $5.7 million remainder of the goodwill balance as Impairment of goodwill in our consolidated statement of operations. As of December 31, 2004, we had goodwill of $48.1 million.

Accrual for Anticipated Operating Lease Losses

During 2003 we recognized a charge of $996,000 related to potential losses on an operating lease in Slough, United Kingdom that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include required dilapidations, remaining lease liabilities, and brokerage fees, offset by estimated sublease income. During 2004 we recognized an additional charge of $168,000 on this same lease that was included in our consolidated statement of operations as Merger-related and other costs due to a revised estimate of the term of expected subleases on the building. During 2004 we recognized a charge of $183,000 related to potential losses on an operating lease in Palo Alto, California that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include remaining lease liabilities and brokerage fees, offset by estimated sublease income. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than Tumbleweed’s rent payments due to a weak office rental market in and around Palo Alto. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with a sublessee, sublease rates, and brokerage fees. Each reporting period we review these estimates, and to the extent that our assumptions change and/or actual charges are incurred, the ultimate charge for the loss on these operating leases could vary from our current estimates.

Risks and Uncertainties

We have a history of losses and may experience losses in the future.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $7.5 million, $9.2 million, and $20.9 million in 2004, 2003, and 2002, respectively. As of December 31, 2004, we had incurred cumulative net losses of $286.8 million.

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

Our failure to increase revenue through our indirect distribution channels could have a material adverse effect on our business, operating results, and financial condition. We must increase the number of strategic and other third-party relationships with vendors of Internet-related systems and application software, resellers and systems integrators. Our existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies.

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. For 2004, 2003 and 2002, five customers comprised approximately 12%, 16%, and 23%, respectively, of our revenue. For the years ended December 31, 2004, 2003 and 2002, respectively, no single customer comprised 10% or more of our revenue.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for secure Internet communications is intensely competitive and rapidly changing. Barriers to entry into this market are relatively low, many of our competitors are larger and have more resources than we do, and with the introduction of new technologies and market entrants, we expect competition to intensify in the future. Many of our current and potential competitors enjoy substantial competitive advantages, such as greater name recognition, larger marketing budgets as well as substantially greater financial, technical and other resources. In addition, many of our current and potential competitors have access to larger customer bases and have more extensive marketing and distribution arrangements with resellers, distributors and original equipment manufacturers, or OEMs, than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Furthermore, because of these advantages, even if our products are more effective than the products that our competitors offer, potential customers might accept competitive products in lieu of purchasing our products.

We face competition from businesses that develop their own secure Internet communications technology, as well as from enterprise software vendors and online service providers who develop or bundle technology similar to our products with their other products. Our current and potential principal competitors include:

For our MailGate email security solutions are companies that offer various email content filtering and anti-spam products. Some of the companies that sell products that compete with some of the features within our products include Clearswift Limited, CipherTrust, Inc., Proofpoint, Inc., Symantec Corp., and Zix Corporation.

For our SecureTransport solutions comes from software and service providers that include Sterling Commerce (a division of SBC Communications, Inc.), Cyclone Commerce, Inc., and Standard Networks, Inc.

For our Validation Authority solution comes primarily from software providers including CoreStreet Ltd., SyTrust Technologies GmbH, and Alacris Inc.

In addition, we may face competition from large enterprise network infrastructure and software vendors such as Cisco Systems and Microsoft as they diversify their product offerings.

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

As a result of these factors, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. We may not be able to accurately forecast our revenue or expenses. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the challenges and difficulties that we face, as outlined above with respect to financial forecasts, also apply to securities analysts that may publish estimates of our financial results. Our operating results in the past have, and in future quarters may, fail to meet our expectations or those of securities analysts or our investors due to any of a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure our performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.

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

We are continuously evaluating investments in complementary technologies and businesses. Acquisitions of companies, divisions of companies, or products, including our acquisitions of Valicert, Incubator, and Corvigo, entail numerous risks, including:

•	potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;

•	the inability to recognize revenue from target acquisitions in accordance with our expectations;

•	diversion of management’s attention;

•	loss of key employees of acquired operations;

•	coordinating sales and pricing efforts to effectively communicate the value and capabilities of the combined company;

•	integrating technologies and product lines;

•	the difficulty of assimilating geographically dispersed operations and personnel of the acquired companies;

•	the potential disruption of our ongoing business;

•	the correct assessment of the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset;

•	the impairment of relationships with employees and customers of either an acquired company or our business; and

•	the potential unknown liabilities associated with acquired business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and beginning with our Annual Report on Form 10-K for the year ending December 31, 2004, our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal controls over financial reporting. Our management has favorably assessed, and our independent registered public accounting firm has provided an unqualified report on, our internal controls over financial reporting as of December 31, 2004. The rules governing the standards that must be met are new and complex, and require significant documentation, testing, and possible remediation. The process of reviewing, documenting and testing our internal controls over financial reporting, has resulted and will likely continue to result in increased expenses and the devotion of significant management and other internal resources. In the future, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in the future, in connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified report on our assessment, investor confidence and our stock price could be adversely affected.

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

We currently rely on a combination of patents, trade secrets, copyrights, trademarks and licenses, together with non-disclosure and confidentiality agreements, to establish and protect our proprietary rights in our products. We hold certain patent rights with respect to some of our products. Our existing patents or trademarks, as well as any future patents or trademarks obtained by us, may be challenged, invalidated or circumvented, or our competitors may independently develop or patent technologies that are substantially equivalent or superior to our technology. We also rely on unpatented trade secrets and other unpatented proprietary information. Although we take precautionary measures to maintain our unpatented proprietary information, others may acquire equivalent information or otherwise gain access to or disclose our proprietary information, and we may be unable to meaningfully protect our rights to our proprietary information. As a result, our operating results could suffer.

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

The inclusion of appliance products in our product portfolio exposes us to hardware supply chain issues, which, if not managed properly, could harm our revenue and gross margin.

As a result of the product and technology acquired in the Corvigo acquisition, we have seen an increase in sales of our products sold as hardware appliances, which are manufactured by a third-party. The inclusion of these hardware appliances in our product portfolio subjects us to additional risks, including, but not limited to:

•	the inability to deliver appliance products to customers in a timely manner, harming our ability to win time-sensitive customer contracts and/or recognize revenue;

•	product shortages that could result in increased product costs;

•	price increases from suppliers that may not be able to be passed on to customers;

•	oversupply of inventory, which may result in the need to reduce our prices and/or write down inventory; and

•	product quality issues.

Managing these risks may subject us to additional costs that may not be justified in light of the market opportunity.

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

We are actively seeking a new Chief Executive Officer in connection with the January 2005 announcement that Jeffrey C. Smith, our current Chief Executive Officer, had notified Tumbleweed that he would like to step down as Chief Executive Officer at such time as Tumbleweed secures a qualified successor. We are actively engaged in the search process and currently anticipate we will hire a new Chief Executive Officer in 2005.

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

Products and services provided to Tumbleweed’s international customers accounted for 11%, 5%, and 8% of our revenues for the years ended December 31, 2004, 2003, and 2002, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

Item 7A— Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of December 31, 2004, none of our cash equivalents were subject to market risk.

Item 8—Financial Statements and Supplementary Data.

TUMBLEWEED COMMUNICATIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tumbleweed Communications Corp.:

We have audited the accompanying consolidated balance sheets of Tumbleweed Communications Corp. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flow for each of the years in the three-year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tumbleweed Communications Corp.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tumbleweed Communications Corp.:

We have audited management’s assessment, included in the Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Tumbleweed Communications Corp. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tumbleweed Communications Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Tumbleweed Communications Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Tumbleweed Communications Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, California

March 15, 2005

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$21,435	$25,351
Accounts receivable, net of allowance for doubtful accounts of $605 and $1,763 as of December 31, 2004 and 2003, respectively	7,459	10,039
Other current assets	1,544	1,068

Total current assets	30,438	36,458
Property and equipment, net	1,316	1,648
Goodwill	48,074	13,308
Intangible assets, net	7,299	4,392
Other assets	589	540

Total assets	$87,716	$56,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324	$250
Current installments of long-term debt	267	267
Accrued liabilities	5,006	6,791
Accrued merger-related and other costs	775	485
Deferred revenue	13,915	11,808

Total current liabilities	20,287	19,601
Long-term debt, excluding current installments	200	467
Accrued merger-related and other costs, excluding current portion	430	540
Deferred revenue, excluding current portion	4,248	2,984
Other long-term liabilities	147	159

Total liabilities	25,312	23,751

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2004 and 2003, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 48,154,581 and 42,487,798 shares issued and outstanding as of December 31, 2004 and 2003, respectively	48	43
Additional paid-in capital	351,122	313,532
Treasury stock (717,500 shares as of December 31, 2004 and 2003, respectively)	(796)	(796)
Deferred stock compensation expense	(525)	(302)
Accumulated other comprehensive loss	(651)	(585)
Accumulated deficit	(286,794)	(279,297)

Total stockholders’ equity	62,404	32,595

Total liabilities and stockholders’ equity	$87,716	$56,346

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Product revenue	$19,628	$16,342	$13,317
Service revenue	21,934	12,648	9,845
Intellectual property and other revenue	1,876	1,605	2,363

Total revenue	43,438	30,595	25,525

Cost of revenue:
Cost of product revenue	1,970	959	893
Cost of service revenue	4,142	3,935	6,165
Amortization of intangible assets	1,837	750	—

Total cost of revenue	7,949	5,644	7,058

Gross profit	35,489	24,951	18,467

Operating expenses:
Research and development	11,563	9,127	10,055
Sales and marketing	23,125	15,857	18,409
General and administrative	5,319	6,170	4,602
Stock-based compensation expense (credit)(1)	640	166	(301)
Amortization of intangible assets	1,458	532	—
Write-off of in-process research and development	—	100	—
Merger-related and other costs	1,078	2,909	—
Impairment of goodwill	—	—	5,713

Total operating expenses	43,183	34,861	38,478

Operating loss	(7,694)	(9,910)	(20,011)
Impairment of investments	—	—	(543)
Other income, net	213	752	716

Net loss before provision for income taxes and cumulative effect of change in accounting principle	(7,481)	(9,158)	(19,838)
Provision for income taxes	16	29	54

Net loss before cumulative effect of change in accounting principle	(7,497)	(9,187)	(19,892)
Cumulative effect of change in accounting principle	—	—	974

Net loss	$(7,497)	$(9,187)	$(20,866)

Net loss per share before cumulative effect of change in accounting principle—basic and diluted	$(0.16)	$(0.26)	$(0.65)
Cumulative effect of change in accounting principle per share—basic and diluted	—	—	(0.03)

Net loss per share—basic and diluted	$(0.16)	$(0.26)	$(0.68)

Weighted average shares—basic and diluted	46,777	36,007	30,589

(1) Stock-based compensation expense (credit) is further classified as follows:
Cost of service revenue	$12	$27	$10
Research and development	208	39	31
Sales and marketing	381	80	(405)
General and administrative	39	20	63

Total stock-based compensation expense (credit)	$640	$166	$(301)

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share data)

	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Deferred Stock Compensation Expense	Accumulated Other Comprehensive Income (Loss)	Compre- hensive Loss	Accumulated Deficit	Total Stock- holders’ Equity
BALANCES, DECEMBER 31, 2001	30,545,170	$31	$294,727	$—	$(1,834)	$(585)		$(249,244)	$43,095
Net loss	—	—	—	—	—	—	$(20,866)	(20,866)	(20,866)
Foreign currency translation adjustment	—	—	—	—	—	(91)	(91)	—	(91)

Total comprehensive loss							$(20,957)

Issuance of common stock upon exercise of stock options	446,074	1	421	—	—	—		—	422
Purchases under Employee Stock Purchase Plan	208,243	—	369	—	—	—		—	369
Treasury stock	(717,500)	(1)	—	(796)	—	—		—	(797)
Amortization of deferred compensation expense	—	—	—	—	797	—		—	797
Credit to deferred compensation related to terminated employees	—	—	(2,074)	—	976	—		—	(1,098)

BALANCES, DECEMBER 31, 2002	30,481,987	$31	$293,443	$(796)	$(61)	$(676)		$(270,110)	$21,831
Net loss	—	—	—	—	—	—	(9,187)	(9,187)	(9,187)
Foreign currency translation adjustment	—	—	—	—	—	91	91	—	91

Total comprehensive loss							$(9,096)

Issuance of common stock upon exercise of stock options	2,126,788	2	4,269	—	—	—		—	4,269
Issuance of common stock upon exercise of warrants	78,851	—	213	—	—	—		—	213
Issuance of common stock—Valicert acquisition	9,713,634	10	15,223	—	—	—		—	15,233
Issuance of common stock—acquired workforce	86,538	—	476	—	—	—		—	476
Compensation expense on vesting acceleration	—	—	29	—	—	—		—	29
Amortization of deferred compensation expense	—	—	—	—	166	—		—	166
Credit to deferred compensation related to terminated employees	—	—	(121)	—	121	—		—	—
Deferred compensation expense related to Valicert acquisition	—	—	—	—	(528)	—		—	(528)

BALANCES, DECEMBER 31, 2003	42,487,798	$43	$313,532	$(796)	$(302)	$(585)		$(279,297)	$32,595
Net loss	—	—	—	—	—	—	(7,497)	(7,497)	(7,497)
Foreign currency translation adjustment	—	—	—	—	—	(66)	(66)	—	(66)

Total comprehensive loss							$(7,563)

Issuance of common stock upon exercise of stock options	642,097	—	822	—	—	—		—	822
Issuance of common stock upon exercise of warrants	5,615	—	5	—	—	—		—	5
Issuance of common stock—Corvigo acquisition	4,732,284	5	35,516	—	—	—		—	35,521
Issuance of common stock—Incubator acquisition	224,278	—	1,598	—	—	—		—	1,598
Issuance of common stock to former Incubator employees	62,509	—	183	—	—	—		—	183
Amortization of deferred compensation expense	—	—	—	—	816	—		—	816
Credit to deferred compensation related to terminated employees	—	—	(885)	—	709	—		—	(176)
Deferred compensation expense related to Corvigo acquisition	—	—	—	—	(1,397)	—		—	(1,397)
Deferred compensation expense related to stock options granted to non-employees	—	—	351	—	(351)	—		—	—

BALANCES, DECEMBER 31, 2004	48,154,581	$48	$351,122	$(796)	$(525)	$(651)		$(286,794)	$62,404

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(7,497)	$(9,187)	$(20,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense (credit)	640	166	(301)
Compensation for stock granted to former Incubator employees	183	—	—
Compensation for stock options granted below fair market value	—	29	—
Depreciation and amortization expenses	4,843	2,690	3,183
Bad debt expense	—	286	686
Write-off of in-process research and development	—	100	—
Minority interest	—	—	(356)
Cumulative effect of change in accounting principle	—	—	974
Impairment of goodwill and intangible assets	—	—	5,713
Impairment of investments	—	—	543
Loss on sale of short term investments	—	—	207
Loss on disposal of property and equipment, net	195	48	312
Other non-cash items	—	—	(762)

Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,084	(4,534)	1,345
Other current assets and other assets	168	1,288	3,242
Accounts payable, accrued liabilities, and other long-term liabilities	(3,281)	(4,443)	(3,952)
Accrued restructuring	—	—	(2,335)
Accrued merger-related and other costs	(383)	1,025	—
Deferred revenue	2,481	4,446	1,066

Net cash provided by (used in) operating activities	433	(8,086)	(11,301)

Cash flows from investing activities:
Purchases of property and equipment	(1,356)	(1,092)	(354)
Sales of short-term investments	—	—	555
Acquisitions of Incubator Limited and Corvigo, Inc., net of cash acquired	(3,487)	—	—
Acquisition of Valicert, Inc., net of cash acquired	—	836	—

Net cash provided by (used in) investing activities	(4,843)	(256)	201

Cash flows from financing activities:
Repayments of borrowings	(267)	(892)	(660)
Repurchase of common stock	—	—	(796)
Proceeds from borrowings	—	800	—
Proceeds from issuance of common stock	827	4,484	790

Net cash provided by (used in) financing activities	560	4,392	(666)

Effect of exchange rate fluctuations	(66)	91	(91)
Net decrease in cash and cash equivalents	(3,916)	(3,859)	(11,857)
Cash and cash equivalents, beginning of year	25,351	29,210	41,067

Cash and cash equivalents, end of year	$21,435	$25,351	$29,210

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$30	$73	$15

Cash paid during the year for taxes	$17	$116	$20

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2004, 2003 and 2002

(1)    Organization

Tumbleweed Communications Corp. (“Tumbleweed”) is a recognized leader in providing secure Internet communication solutions for enterprises and government customers of all sizes. With Tumbleweed products, organizations can block security threats, protect information, safely conduct business online, and reduce their cost of doing business.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market mutual funds with qualified financial institutions. To reduce credit risk with accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial conditions and, when necessary, records an allowance for credit losses. One customer comprised 14% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2004. This balance was collected in full in the first quarter of 2005. One customer comprised 33% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2003. This balance was collected in full in the first quarter of 2004. For 2004, 2003, and 2002, respectively, no single customer comprised 10% or more of Tumbleweed’s revenue. Tumbleweed’s market focus is in the financial services, healthcare, and government industries.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, generally 2 to 5 years for computers, software, furniture, and equipment; and the shorter of the estimated useful life of the asset or the remaining lease term for leasehold improvements. Tumbleweed recorded depreciation expense of $1.5 million, $1.4 million, and $3.2 million, for 2004, 2003, and 2002, respectively.

Maintenance and repairs are recorded as expenses as incurred. Renewals and betterments that materially extend the lives of assets are capitalized and depreciated. Upon disposal, the assets’ cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is recorded in the consolidated statement of operations.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Software

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for software development have not been material.

Other Investments

During 2000, Tumbleweed made investments in two non-publicly traded companies of $977,000 and $3.0 million. The investments were carried at cost as Tumbleweed held less than 20% of the voting equity and did not have the ability to exercise significant influence. Tumbleweed monitored these investments for other-than-temporary impairment and made appropriate reductions in carrying values when necessary. Tumbleweed recorded expenses of $543,000 and $3.4 million in 2002 and 2001, respectively, to recognize an other-than-temporary impairment in the value of these investments. As of December 31, 2004 and 2003, respectively, Tumbleweed had no remaining assets on its balance sheet relating to these investments.

Letters of Credit

As of December 31, 2004, Tumbleweed had a certificate of deposit in the amount of $97,000, included on its consolidated balance sheet as a part of Other current assets. As of December 31, 2004, and 2003, Tumbleweed had certificates of deposit and restricted cash in the amount of $500,000 and $297,000, respectively, presented on its consolidated balance sheet as Other assets. The certificates of deposit and restricted cash primarily relate to letters of credit held by the lessors of Tumbleweed’s Redwood City, California, Palo Alto, California, New York, New York, and Sofia, Bulgaria office operating leases.

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

Recoverability of intangible assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, generally using discounted net cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill and intangible assets be tested for impairment at least annually. Tumbleweed adopted the provisions of SFAS 142 on January 1, 2002. In connection with SFAS 142’s transitional goodwill impairment evaluation, Tumbleweed assessed whether there was an indication that goodwill recorded in connection with its acquisition of Tumbleweed Communications KK (“TKK”), its majority-owned subsidiary in Japan, was impaired as of the date of adoption. To accomplish this, Tumbleweed determined the carrying value of the reporting unit by

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assigning assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit as of the date of adoption. As the TKK reporting unit’s carrying amount exceeded its fair value, indicating that TKK’s goodwill might be impaired, Tumbleweed performed the second step of the transitional impairment test. In the second step, Tumbleweed compared the implied fair value of TKK’s goodwill, determined by allocating TKK’s fair value to all of its assets (recognized and unrecognized) and liabilities to its carrying amount, both of which were measured as of the date of adoption. A transitional impairment loss of $974,000 was recognized as the Cumulative effect of change in accounting principle in Tumbleweed’s consolidated statement of operations.

During the six months ended June 30, 2002, TKK experienced a sustained decline in operations. As a result, Tumbleweed reevaluated its future prospects in Japan and decided to transition to an indirect sales distribution model in Japan. As of June 30, 2002, Tumbleweed determined that its goodwill was impaired and wrote-off the $5.7 million remainder of the goodwill balance related to TKK as Impairment of goodwill in Tumbleweed’s consolidated statement of operations. During the three months ended September 30, 2002, Tumbleweed began the liquidation of TKK. As a result of the liquidation of TKK, during the three months ended September 30, 2002, Tumbleweed recorded an operating expense of $377,000 related to the write-off of the remaining net assets of TKK and its eighty percent equity position in TKK. TKK ceased operations in August 2002 and formally declared bankruptcy in December 2002.

In connection with the acquisitions of Corvigo, Incubator, and Valicert on March 18, 2004, March 15, 2004, and June 23, 2003, respectively, Tumbleweed recognized $33.4 million, $1.4 million, and $13.4 million of goodwill, respectively, representing the excess of the respective purchase prices over the fair values of the acquired net tangible and identified intangible assets. In accordance with the provisions of SFAS 142, the goodwill acquired in the Corvigo, Incubator, and Valicert acquisitions will not be amortized, but instead, the goodwill balances will be tested for impairment at least annually and more frequently if certain impairment conditions exist. Any future impairment loss related to the goodwill recorded in connection with the acquisitions of Corvigo, Incubator, and Valicert will not be deductible by Tumbleweed for federal income tax purposes.

Revenue Recognition

Tumbleweed derives its revenue from three sources: (i) product revenue, which includes license fees for products sold as software or on appliances, subscription-based license fees, and transaction-based license fees; (ii) service revenue, which includes support and maintenance fees, consulting fees, and training fees; and (iii) intellectual property and other revenue which includes patent license agreement fees and the sale of distribution rights. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue for any period if management made different judgments or utilized different estimates.

Tumbleweed recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition” With Respect to Certain Transactions (“SOP 98-9”), and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. Tumbleweed allocates revenue on software transactions (referred to as an “arrangement” in the accounting literature) involving multiple elements to each undelivered element based on their respective fair values. The residual is allocated to the product license. Tumbleweed’s determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). Tumbleweed limits its assessment of VSOE for each element to the price charged when the same element is sold separately.

Tumbleweed’s recognition of revenue is based on its assessment of the probability of collecting the accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists. If Tumbleweed provides consulting services that are considered essential to the functionality of the software products, both the product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenues from these arrangements are recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor costs except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

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

Advertising

Tumbleweed expenses advertising costs as incurred. Total advertising expense was $179,000, $100,000, and $21,000 for 2004, 2003, and 2002, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

Tumbleweed accounts for its stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion 25 (“APB 25”), Accounting for Stock Issued to Employees. As such, compensation expense is recorded for fixed plan stock options on the date of grant when the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28.

During 2004, Tumbleweed recorded deferred stock-based compensation of $351,000 to recognize the fair value of stock options granted to certain non-employees for professional services. The assumptions used to value the option grants were a contractual term of 10.0 years, volatility of 100%, risk-free interest rates ranging from 2.58% to 3.27% depending on the date of the grant, and dividend yield of 0%. This deferred stock-based compensation is amortized over twelve month periods, which are the expected periods over which the related services will occur.

During, 2004, Tumbleweed recorded deferred stock-based compensation of $1,397,000 for the difference at the effective date of the acquisition of Corvigo between the exercise price and the fair value of the common stock underlying the unvested options assumed upon the acquisition, multiplied by the ratio representing the remaining vesting period of the options assumed. During 2003, Tumbleweed recorded deferred stock compensation expense of $528,000 for the difference at the effective date of the acquisition of Valicert between the exercise price and the fair value of the common stock underlying the unvested options assumed upon the acquisition. Amortization of deferred stock compensation expense of approximately $640,000, $166,000, and $(301,000) was recognized in 2004, 2003 and 2002, respectively. The credit to stock-based compensation expense in 2002 was the result of the reversal of previously recognized stock-based compensation expense associated with unvested options forfeited by terminated employees.

Had compensation expense for Tumbleweed’s stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), Tumbleweed’s net losses for 2004, 2003, and 2002, would have been as follows (in thousands, except per share amounts):

	2004	2003	2002
Net loss as reported	$(7,497)	$(9,187)	$(20,866)
Add: Stock-based compensation expense (credit) included in net loss	640	166	(301)
Less: Total stock-based compensation determined under fair value based method for all awards	(8,812)	(5,216)	(1,618)

Net loss pro forma	$(15,669)	$(14,237)	$(22,785)

Basic and diluted net loss per share as reported	$(0.16)	$(0.26)	$(0.68)

Basic and diluted net loss per share pro forma	$(0.33)	$(0.40)	$(0.74)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of computing pro forma net loss, the fair value of each option grant and stock purchases under the Purchase Plan is estimated on the date of grant using a Black-Scholes option pricing model. The assumptions used to value the option grants and purchase rights are stated as follows:

	Years Ended December 31,
	2004	2003	2002
Stock options:
Expected life	4.0 years	4.0 years	4.0 years
Volatility	123%	136%	146%
Risk-free interest rate	3.10%	2.54%	3.46%
Dividend yield	0%	0%	0%
Purchase plan:
Expected life	—	—	0.5 year
Volatility	—	—	102%
Risk-free interest rate	—	—	1.72%
Dividend yield	—	—	0%

Options granted to non-employees are considered compensatory and are accounted for at fair value pursuant to SFAS 123.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123, and supercedes APB 25. SFAS 123R requires Tumbleweed to recognize in its consolidated financial statements the fair value of all share-based payments to employees, including grants of employee stock options, beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Tumbleweed is required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, Tumbleweed must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Tumbleweed is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. Tumbleweed has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net Loss Per Share

Basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net loss before cumulative effect of change in accounting principle	$(7,497)	$(9,187)	$(19,892)
Cumulative effect of change in accounting principle	—	—	974

Net loss	$(7,497)	$(9,187)	$(20,866)

Basic and diluted:
Weighted average shares of common stock outstanding	46,777	36,007	30,591
Shares of restricted stock subject to repurchase	—	—	(2)

Weighted average shares used in computing basic and diluted net loss per common share	46,777	36,007	30,589

Net loss per share before cumulative effect of change in accounting principle—basic and diluted	$(0.16)	$(0.26)	$(0.65)
Cumulative effect of change in accounting principle per share—basic and diluted	—	—	(0.03)

Net loss per share—basic and diluted	$(0.16)	$(0.26)	$(0.68)

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Years Ended December 31,
	2004	2003	2002
Warrants and options excluded for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	4,551	3,724	1,030
Warrants and options excluded due to the exercise price exceeding the average fair market value of Tumbleweed’s common stock during the period	3,804	2,266	7,163
Common shares excluded as the common stock is subject to repurchase at the original purchase price	—	—	2

Total potential common shares excluded from diluted net loss per share	8,355	5,990	8,195

Fair Value of Financial Instruments

The fair values of Tumbleweed’s cash, cash equivalents, accounts receivable, accounts payable and equipment loan facilities approximate their carrying values due to the short maturity or variable-rate structure of those instruments.

Deferred Revenue and Accounts Receivable

Tumbleweed records as deferred revenue any billed amounts due from customers in excess of revenues recognized. Advance payments are also recorded as deferred revenue until the products are shipped, services are

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

delivered, or obligations are met. Accounts receivable includes amounts due from customers for which revenue has been recognized or amounts are legally due. Tumbleweed evaluates the collectibility of its accounts receivable based on a combination of factors. In cases where Tumbleweed is aware of circumstances that may impair a specific customer’s ability to meet its financial obligations, Tumbleweed records a specific allowance against amounts owed to it by that customer, and thereby reduces the net recognized receivable to the amount it reasonably believes will be collected. If all collection efforts have been exhausted, Tumbleweed writes off the receivable against the allowance. In addition, Tumbleweed analyzes its accounts receivable balance in total, including review of historical bad debts, current economic trends, aging of the balances and estimated collectibility percentages for different aging ranges, and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts.

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

Foreign Currency

The functional currency for each foreign subsidiary is its respective local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income (loss) account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in the results of operations. At December 31, 2004 and 2003, no foreign currency transactions were hedged.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue-generating activities. Tumbleweed adopted the provisions of EITF 00-21 as of January 1, 2004. The adoption of EITF 00-21 did not have a material impact on Tumbleweed’s financial position or results of operations.

In December 2004, the FASB issued SFAS 123R, which replaces SFAS 123 and supercedes APB 25. SFAS 123R requires Tumbleweed to recognize in its consolidated financial statements the fair value of all share-based payments to employees, including grants of employee stock options, beginning with the first interim period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123, no longer will be an alternative to financial statement recognition. Tumbleweed is required to adopt SFAS 123R in the third quarter of 2005, beginning July 1, 2005. Under SFAS 123R, Tumbleweed must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Tumbleweed is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. Tumbleweed has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 included earlier in this Note.

(3)    Business Combinations

On March 18, 2004, Tumbleweed completed the acquisition of Corvigo, an anti-spam appliance vendor. The acquisition was entered into to strengthen Tumbleweed’s position in the anti-spam and e-mail security markets and to accelerate Tumbleweed’s distribution plans through the addition of resellers already selling the Corvigo appliance. The purchase price of $40.9 million consisted of an exchange of 4,732,284 shares of Tumbleweed’s common stock with a fair value of $32.8 million based on the fair value of Tumbleweed’s common stock on the date of the acquisition, cash paid of $6.0 million, assumed stock options with a fair value of $1.3 million, severances for former Corvigo employees of $97,000, and other acquisition-related costs of $727,000, consisting primarily of legal fees, banking fees, and accounting fees.

The following is a summary of the allocation of the purchase price in the acquisition of Corvigo (in thousands):

Net tangible assets	$2,191
Core/developed technology	3,250
Maintenance agreements	150
Customer base and reseller agreements	1,850
Trademarks and tradenames	150
Goodwill	33,356

Total	$40,947

During the Corvigo acquisition, 473,209 of the exchanged Tumbleweed shares were placed in escrow. These shares will be held in escrow until March 19, 2005.

On March 15, 2004, Tumbleweed completed the acquisition of Incubator, a reseller of Tumbleweed’s products. The acquisition was entered into to expand Tumbleweed’s sales in Europe. The purchase price of $1.7 million consisted of an exchange of 224,278 shares of Tumbleweed’s common stock with a fair value of $1.6 million based on the fair value of Tumbleweed’s common stock on the date of the acquisition and other acquisition-related costs of $119,000, consisting of legal and accounting fees.

The following is a summary of the allocation of the purchase price in the acquisition of Incubator (in thousands):

Net tangible liabilities	$(493)
Maintenance agreements	350
Customer base and reseller agreements	450
Goodwill	1,410

Total	$1,717

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As part of the acquisition of Incubator, Tumbleweed agreed that in the event that a certain sales goal was met in Tumbleweed’s European sales region in the year ending December 31, 2004, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock worth $770,000 plus 10% of the amount of Tumbleweed’s European sales in excess of the sales goal for the year ending December 31, 2004. In addition, in the event that certain sales goals are met in Tumbleweed’s European sales region for both the year and the two year period, respectively, ending December 31, 2005, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock worth $1,000,000 plus 10% of the amount of Tumbleweed’s European sales in excess of the sales goal for the year ending December 31, 2005. During the three months ended September 30, 2004, Tumbleweed’s Board of Directors approved a non-recoverable grant of stock to the former owners of Incubator worth $183,000 based on the fair value of Tumbleweed’s stock on the date of the stock grant as consideration for progress towards the European sales goal in the first six months of 2004. The value of the grant is included in Tumbleweed’s Sales and marketing expenses for 2004 in Tumbleweed’s consolidated statement of operations. As a result of this stock grant, Tumbleweed’s contingent purchase price for Incubator decreased by the $183,000 paid. The sales goal for the European sales region for the year ending December 31, 2004 was not met. As a result of this sales goal not being met, there is no further contingent purchase price related to the year ending December 31, 2004.

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

As of December 31, 2004, in connection with the acquisitions of Corvigo, Incubator, and Valicert on March 18, 2004, March 15, 2004, and June 23, 2003, respectively, Tumbleweed has $33.4 million, $1.4 million, and

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$13.4 million of goodwill, respectively, representing the excess of the respective purchase prices over the fair values of the acquired net tangible and identified intangible assets. During the last three quarters of 2004, Tumbleweed reduced its goodwill balance related to the Corvigo acquisition by $1.4 million to reduce to fair value unvested stock options assumed in the acquisition and increased its goodwill balance related to the Corvigo acquisition by $93,000 due to actual expenditures for accounting and legal acquisition-related costs being higher than previously estimated. During the second quarter of 2004, Tumbleweed increased its goodwill balance related to the Incubator acquisition by $15,000 due to actual expenditures for accounting and legal acquisition-related costs being higher than previously estimated. During the last two quarters of 2003, Tumbleweed reduced its goodwill balance related to the Valicert acquisition by $50,000 due to actual expenditures for severance costs for former Valicert employees and other acquisition-related costs being less than previously estimated.

Pro Forma Results (Unaudited)

The following unaudited pro forma summary presents Tumbleweed’s consolidated results of operations for 2004 and 2003 as if the acquisitions of Valicert, Incubator, and Corvigo had been consummated at the beginning of the earliest period presented. The pro forma consolidated results of operations include certain pro forma adjustments, including amortization of intangible assets, amortization of deferred compensation and the elimination of certain merger-related charges incurred by Valicert, prior to the merger with Tumbleweed, in the three months ended March 31, 2003. The pro forma results do not give effect to the deferred revenue adjustments on revenue as the adjustments are directly related to the mergers and the effects are non-recurring. Under the purchase method of accounting, the deferred revenue balances of Valicert, Incubator, and Corvigo were reduced by $1.0 million, $390,000, and $793,000, respectively, to the fair value of the related obligations as of the acquisition dates of June 23, 2003; March 15, 2004; and March 18, 2004, respectively. These adjustments have had the effect of reducing the amount of revenue the combined company recognized in 2004 and 2003, respectively, and will also affect the amount of revenue the combined company will recognize in future periods compared to the amount of revenue Valicert, Incubator, and Corvigo would have recognized in the same periods absent the mergers.

Pro forma results for 2004 and 2003 are as follows (in thousands, except per share amounts):

	2004	2003
Revenues	$44,021	$39,555
Net loss	$(10,576)	$(14,960)
Net loss per share—basic and diluted	$(0.22)	$(0.33)

The pro forma results are not necessarily indicative of those that would have actually occurred had the acquisition taken place at the beginning of the periods presented. Pro forma results for 2004 and 2003 include merger-related and other expenses of $1.1 million and $2.9 million, respectively.

Merger-related and Other Costs

Merger-related and other costs of $1.1 million for 2004 consist of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of Tumbleweed’s offshore development subsidiary in India to a third party in June of 2004, $183,000 related to anticipated losses on an operating lease in Palo Alto, California, $168,000 related to anticipated losses on an operating lease in Slough, United Kingdom, a credit of $44,000 for a gain on the sale of Tumbleweed’s offshore development center subsidiary in India, and $68,000 of other merger-related costs. The operating lease in Palo Alto was assumed during the acquisition of Corvigo and covers approximately 12,000 square feet of office space. The

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Subsequent to the acquisition of Corvigo, Tumbleweed decided to vacate the Palo Alto facility. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and the remaining balance for that liability was reclassified on the consolidated balance sheet from Accrued liabilities to Accrued merger-related and other costs to be tracked along with the liability resulting from the revised estimate recorded in the three months ending September 30, 2004. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than Tumbleweed’s rent payments due to a weak office rental market in and around Palo Alto. The operating lease in Slough was assumed during the acquisition of Interface, Inc. (“Interface”) in 2000 and covers approximately 13,000 square feet of office space. The lease is for a term ending in 2020 with quarterly rent payments of approximately $65,000. The $168,000 charge was recorded due to a revised estimate of the term of expected subleases on the building. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. Tumbleweed’s offshore development center subsidiary in India was acquired in the acquisition of Valicert and supported Tumbleweed’s engineering, customer support, and consulting functions. This subsidiary was sold to consolidate Tumbleweed’s offshore development in its existing Bulgaria location.

Merger-related and other costs of $2.9 million for 2003 consist of $1.1 million of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, $596,000 of merger-related marketing programs, $174,000 of other merger-related costs, and a $996,000 charge related to anticipated losses on the operating lease in Slough. This office space had been subleased to a tenant who was providing Tumbleweed with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. The following table describes merger-related and other costs recorded in 2004 and 2003 (in thousands):

	Severance costs	Anticipated operating lease losses	Merger- related marketing programs	Gain on sale of Indian subsidiary	Other merger- related costs	Total
2003 costs	$1,143	$996	$596	$—	$174	$2,909
2003 payments	(911)	(203)	(455)	—	(174)	(1,743)

Balance December 31, 2003	$232	$793	$141	$—	$—	$1,166
2004 costs (credits)	703	351	—	(44)	68	1,078
Reclassifications	—	116	—	—	—	116
Payments	(598)	(392)	(141)	44	(68)	(1,155)

Balance December 31, 2004	$337	$868	$—	$—	$—	$1,205

Liabilities for $141,000 of unpaid merger-related marketing programs at December 31, 2003 are presented on Tumbleweed’s consolidated balance sheet as Accrued liabilities. Severance costs will be paid in 2005. Payments for anticipated remaining losses on the operating leases are expected to occur over the life of the leases, the longer of which ends in 2020.

(4)    Acquired Workforce

In September 2003, Tumbleweed issued 86,538 shares of stock to a company to convert certain former contract engineers to employees in its offshore development center in Bulgaria. Since this acquisition was not considered to be an acquisition of a business, Tumbleweed recorded an acquired workforce intangible asset of $476,000 to recognize the fair value of the stock issued. Tumbleweed amortized this intangible asset over its

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated useful life of one year. During 2004 and 2003, respectively, Tumbleweed recognized amortization expense of $337,000 and $139,000, respectively relating to the acquired workforce intangible asset. This intangible asset was amortized in full as of December 31, 2004.

(5)    Financial Statement Components

A summary of cash and cash equivalents as of December 31, 2004 and 2003 follows (in thousands):

	2004	2003
Cash	$5,322	$7,848
Money market mutual funds	16,113	17,503

Cash and cash equivalents	$21,435	$25,351

A summary of property and equipment as of December 31, 2004 and 2003 follows (in thousands):

	2004	2003
Office furniture	$1,970	$1,901
Computers and equipment	9,357	8,509
Leasehold improvements	805	735

	12,132	11,145
Less accumulated depreciation	(10,816)	(9,497)

	$1,316	$1,648

A summary of changes or activity in the balances related to goodwill for 2004 and 2003 (in thousands):

Goodwill balance as of December 31, 2002	$—
Add: goodwill related to Valicert	13,308

Goodwill balance as of December 31, 2003	13,308
Add: goodwill related to Incubator	1,410
Add: goodwill related to Corvigo	33,356

Goodwill balance as of December 31, 2004	$48,074

A summary of intangible assets as of December 31, 2004 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/developed technology	3 to 4	$5,850	$(1,955)	$3,895
Customer base and reseller agreements	3	3,700	(1,283)	2,417
Maintenance agreements	3 to 4	1,200	(452)	748
Trademarks and trade names	4	350	(111)	239

		$11,100	$(3,801)	$7,299

The amounts above exclude intangible assets related to the acquisition of Valicert for purchase orders (license) and in-process research and development in the amount of $300,000 and $100,000, respectively, as

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these amounts were written off in full in 2003. The amounts above also exclude an acquired workforce intangible asset of $476,000 resulting from the issuance by Tumbleweed in September 2003 of 86,538 shares of stock to a company to convert certain of its contract engineers to Tumbleweed as employees in Tumbleweed’s research and development center in Bulgaria. This intangible asset was amortized in full as of September 30, 2004.

A summary of intangible assets as of December 31, 2003 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/developed technology	3	$2,600	$(450)	$2,150
Customer base and reseller agreements	3	1,400	(242)	1,158
Maintenance agreements	3	700	(121)	579
Acquired workforce	1	476	(139)	337
Trademarks and trade names	4	200	(32)	168

		$5,376	$(984)	$4,392

The amounts above exclude intangible assets related to the acquisition of Valicert for purchase orders (license) and in-process research and development in the amount of $300,000 and $100,000, respectively, as these amounts were written off in full in 2003.

The estimated amortization for each of the fiscal years subsequent to December 31, 2004, is as follows (in thousands):

Year Ending December 31,
2005	$3,321
2006	2,508
2007	1,238
2008	232

$7,299

A summary of accrued liabilities as of December 31, 2004 and 2003 follows (in thousands):

	2004	2003
Accrued compensation	$2,354	$3,729
Accrued professional fees	863	946
Accrued taxes	469	640
Other	1,320	1,476

	$5,006	$6,791

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Interest income	$226	$272	$577
Interest expense	(30)	(73)	(11)
Sale, net of related commissions, of an intellectual property asset acquired in the acquisition of Valicert	—	527	—
Other, net	17	26	150

	$213	$752	$716

Allowance for Doubtful Accounts (in thousands):

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
		(a)	(b)
Allowance for doubtful accounts:
Year Ended December 31, 2002	$1,985	686	(613)	$2,058
Year Ended December 31, 2003	$2,058	286	(581)	$1,763
Year Ended December 31, 2004	$1,763	—	(1,158)	$605

(a)	Additions relate to bad debt expense.
(b)	Deductions relate to write-offs of specific accounts receivable, net of recoveries.

(6)    Related Party and Other Transactions

Loan to Bernard J. Cassidy

At December 31, 2004, Tumbleweed had a loan outstanding with a combined principal and accrued interest balance of approximately $55,000 to Mr. Cassidy, Tumbleweed’s Vice President, General Counsel, and Corporate Secretary. Mr. Cassidy’s loan was entered into on April 2, 2001, and is evidenced by a promissory note with the full principal amount and all accrued interest due in four years. The loan was made in order to help retain Mr. Cassidy, and Mr. Cassidy used the loan for purposes other than to purchase Tumbleweed stock. Interest on Mr. Cassidy’s loan is at a rate of 7% per annum which Tumbleweed believes to be the market rate at the time of the loan.

Loan to Jeffrey C. Smith

At December 31, 2004, Tumbleweed had a loan outstanding with a combined principal and accrued interest balance of approximately $19,000 to Mr. Smith, Tumbleweed’s Chairman and Chief Executive Officer. Mr. Smith’s loan was entered into on June 7, 2001, and is evidenced by a full recourse promissory note with the full principal amount and all accrued interest due in five years. The loan was made in order to help retain Mr. Smith, and Mr. Smith used the loan for purposes other than to purchase Tumbleweed stock. The promissory note is secured by shares of Tumbleweed’s common stock and stock options to purchase shares of Tumbleweed’s common stock that Tumbleweed issues to Mr. Smith, as well as the proceeds associated with such securities. Interest on Mr. Smith’s loan is at a rate of 7% per annum which Tumbleweed believes to be the market rate at the time of the loan. Principal and interest obligations under this loan will be forgiven ratably over a period of five

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years beginning on the effective date of the loan, unless Mr. Smith’s employment with Tumbleweed as an executive officer is terminated for any reason, in which case such ratable loan forgiveness shall terminate. During January 2005, Tumbleweed announced that Mr. Smith has chosen to resign as Chief Executive Officer at such time as a qualified successor is found. Mr. Smith will remain in the Chief Executive Officer role until a successor is named, and will continue to serve as Chairman of the Board of Directors after the Chief Executive Officer transition occurs.

Loan to Douglas A. Sabella

At December 31, 2002, Tumbleweed had a loan outstanding with a combined principal and accrued interest balance of approximately $154,000 to Mr. Sabella, Tumbleweed’s President and Chief Operating Officer at the time, as well as a member of Tumbleweed’s Board of Directors at the time. Mr. Sabella’s loan was entered into on September 19, 2001, and was evidenced by a full recourse promissory note with the full principal amount and all accrued interest due in five years. The loan was made in order to help retain Mr. Sabella, and Mr. Sabella used the loan for purposes other than to purchase Tumbleweed stock. The promissory note was secured by shares of Tumbleweed’s common stock and stock options to purchase shares of Tumbleweed’s common stock that Tumbleweed issued to Mr. Sabella, as well as the proceeds associated with such securities. Interest on Mr. Sabella’s loan was at a rate of 7% per annum which Tumbleweed believes to be the market rate at the time of the loan. Principal and interest obligations under this loan were forgiven ratably over a period of five years beginning on the effective date of the loan. Mr. Sabella resigned as a director and as President and Chief Operating Officer as of April 21, 2003. In 2003, after his resignation, Mr. Sabella repaid the remaining loan balance in full. As of December 31, 2004, Tumbleweed had no remaining assets on its balance sheet relating to the loan to Mr. Sabella.

Legal Counsel

Gregory C. Smith, a brother of Jeffrey C. Smith, is a partner of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden Arps”), which began providing legal services to Tumbleweed in July 1998. Total fees paid to Skadden Arps were approximately $802,000, $979,000, and $679,000 in 2004, 2003, and 2002, respectively, for matters relating to Tumbleweed’s intellectual property, Tumbleweed’s acquisitions of Corvigo, Incubator, and Valicert, and ongoing general and other litigation matters.

Financial Advisement

Curtis H. Smith, a brother of Jeffrey C. Smith, is a principal at First Albany Capital (“First Albany”), which provided financial advisement services to Tumbleweed in 2004 related to the acquisition of Corvigo. Total fees paid to First Albany were approximately $185,000 in 2004.

(7)    Debt

Debt at December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Term loan	$467	$734
Less current portion	(267)	(267)

Total long-term portion	$200	$467

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the acquisition of Valicert, Tumbleweed assumed debt of $855,000 resulting from equipment leases with two financing companies. During the three months ended September 30, 2003, this debt was refinanced with an $800,000 loan with a bank. The new debt bears interest at prime rate plus 0.63%, is due and payable in 36 equal monthly installments, and is secured by certain of Tumbleweed’s assets. The weighted average interest rate for the loan was 4.87% and 4.63%, respectively, for 2004, and 2003, respectively. At December 31, 2004 the loan has aggregate maturities of $467,000.

Future debt payments for the term loan as of December 31, 2004, are as follows (in thousands):

Year Ending December 31,
2005	$287
2006	205

Future debt payments	492
Less amount representing interest	(25)

Total principal obligations	467
Less current portion	(267)

Long-term portion	$200

(8)    Income Taxes

The amount of income tax expense recorded for 2004, 2003, and 2002 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2004	2003	2002
Statutory federal income tax benefit	$(2,618)	$(3,205)	$(7,076)
State income tax	—	—	48
Foreign income tax expense	16	29	6
Net operating loss, not utilized	2,307	2,585	5,100
Goodwill amortization and other permanent differences	311	620	1,976

Income tax expense	$16	$29	$54

The types of temporary differences that give rise to significant portions of Tumbleweed’s deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively, are presented below (in thousands):

	2004	2003
Net operating loss carryforwards	$109,326	$106,440
Tax credit carryforwards	7,022	6,919
Reserves and accruals not currently deductible	3,221	4,031
Deferred research and development costs	674	907
Property and equipment	505	639

Total deferred tax assets	120,748	118,936
Less: valuation allowance	(117,770)	(117,330)

Net deferred tax assets	2,978	1,606
Deferred tax liability-Acquired intangibles	(2,978)	(1,606)

Net deferred tax assets	$—	$—

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance against Tumbleweed’s net deferred tax assets has been established since it cannot be concluded that it is more likely than not that deferred tax assets in excess of deferred tax liabilities will be realized. The valuation allowance of $117.3 million at December 31, 2003, increased by $440,000 to $117.8 million at December 31, 2004. Included in the December 31, 2004 valuation allowance is approximately $18.9 million related to the exercise of stock options, which will be credited to stockholders’ equity when realized for tax purposes.

In connection with the acquisitions of Corvigo in 2004 and Valicert in 2003, deferred tax assets of approximately $1.6 million and $33.5 million, respectively, were recorded with a full valuation allowance. When recognized, the tax benefits of such deferred tax assets will be applied, first, to reduce to zero any goodwill related to this acquisition; second, to reduce to zero other non-current intangible assets related to this acquisition; and third, to reduce income tax expense.

As of December 31, 2004, Tumbleweed had net operating loss carryforwards for Federal and California income tax purposes of approximately $295.7 million and $99.0 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire in the years 2007 through 2024 and the California net operating loss carryforwards expire in the years 2005 through 2014.

As of December 31, 2004, Tumbleweed also had research and development tax credit carryforwards for Federal and California income tax return purposes of approximately $4.4 million and $3.7 million, respectively, available to reduce future income taxes. Tumbleweed also has California Manufacturing Credit carryforwards of $262,000. The Federal research and development tax credit will expire in years 2007 through 2021. The California research and development tax credit carries forward indefinitely.

Tumbleweed’s ability to utilize the net operating losses and tax credit carryforwards in the future may be subject to substantial restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law.

(9)    Stockholders’ Equity

Under Tumbleweed’s certificate of incorporation, Tumbleweed is authorized to issue 100,000,000 shares of common stock, each with a par value of $0.001. As of December 31, 2004 and 2003, respectively, Tumbleweed has 48,154,581 and 42,487,798 shares issued and outstanding. Tumbleweed is also authorized to issue 10,000,000 shares of preferred stock, each with a par value of $0.001. Tumbleweed has zero preferred shares issued and outstanding as of December 31, 2004 and 2003, respectively.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Omnibus Stock Incentive Plan

The 1999 Omnibus Stock Incentive Plan (“the Incentive Plan”) was approved by stockholders on August 3, 1999, for the benefit of Tumbleweed’s officers, directors, key employees, advisors and consultants. An aggregate of 10,882,858 shares of common stock is reserved for issuance under the Incentive Plan, which provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock, and performance shares. The Incentive Plan provides for an automatic annual increase in the number of stock options available for grant of 5% of the number of Tumbleweed’s shares that are issued and outstanding.

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

Interface Stock Option Plans

On September 1, 2000, Tumbleweed assumed the Interface 1992 Stock Option Plan (“1992 Plan”) and 1993 Stock Option Plan for Non-Employee Directors (“Directors Plan”) in connection with the Interface acquisition. The 1992 Plan provided for the grant of both incentive stock options and non-qualified options to officers and key employees at not less than market price on the date of grant as determined by the Board of Directors. Under the 1992 Plan, options generally vest at the rate of 33% per year after one year from the date of grant and have a term of ten years. The Directors Plan provided for the grant to non-employee directors of non-qualified options at market price on the date of grant. The Directors Plan provides for discretionary grants with vesting determined at the time of grant with a term of ten years. A total of 236,000 shares of Tumbleweed’s common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Interface. Tumbleweed registered an additional 304,023 shares for issuance from the 1992 Plan, that was used to grant options to Interface employees at the time of the merger and who remain employed by Tumbleweed. The Directors Plan was terminated upon its assumption by Tumbleweed, and no further options will be granted under it.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valicert Stock Option Plans

On June 23, 2003, Tumbleweed assumed the Valicert 1998 Stock Option Plan, the 2001 Non-Statutory Stock Plan, the 1996 Equity Incentive Plan, and the Receipt.com Plan. These stock plans provide for the grant of options and restricted stock to employees, consultants and directors. Incentive stock options are granted at fair market value on the date of grant. Non-statutory options may be offered at not less than 85% of the fair market value on the date of the grant. Options generally vest over three to four years, are immediately exercisable and have a maximum term of 10 years. The number of stock options available for grant will automatically increase on the first day of each fiscal year by an amount equal to 5% of the common stock outstanding on the last day of the preceding year, or a lesser number of shares determined by the Board of Directors through 2008. An aggregate of 4,909,487 shares of common stock is reserved for issuance under the Valicert stock option plans.

Valicert stock option plans assumed by Tumbleweed were amended to conform with Tumbleweed stock option plans. This provides Tumbleweed with the flexibility to issue additional options as needed and promotes uniformity in new options issued to ex-Valicert and Tumbleweed employees. Specifically, the 2001 Non-Statutory Stock Plan, the 1998 Stock Option Plan and the 1996 Equity Incentive Plan, were amended, including the forms of option agreements under each such plan, to conform the terms and conditions applicable to options granted under such plans to the terms and conditions applicable to options granted under Tumbleweed’s 1999 Omnibus Incentive Plan, including the form of option agreement under such plan.

In addition to conforming the terms of the Valicert stock option plans assumed by Tumbleweed to Tumbleweed’s stock option plan, the 1998 Stock Option Plan was further amended prior to the closing of the merger to provide the following:

•	the number of shares of Valicert common stock available for grant under the 1998 Stock Option Plan immediately following the close of the merger was no less than 1.5 million shares of Valicert common stock; and

•	the provision of the 1998 Stock Option Plan that provides for a 5% annual increase in the number of stock options available for grant under such plan shall be calculated as a percentage of the number of Tumbleweed shares issued and outstanding rather than the number of Valicert shares issued and outstanding.

Corvigo Stock Option Plan

On March 18, 2004, Tumbleweed assumed the Corvigo 2002 Stock Option Plan. This plan provides for the grant of options to employees, consultants and directors. Incentive stock options are granted at fair market value on the date of grant. Non-statutory options may be offered at not less than 85% of the fair market value on the date of the grant. Generally, 25% of the options vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months. Options have a maximum term of 10 years. An aggregate of 884,678 shares of common stock is reserved for issuance under the Corvigo 2002 Stock Option Plan, which will not grant new options after November 15, 2012.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all of Tumbleweed’s stock option activity follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2001	2,565,640	8,897,732	$10.94
Authorized	1,527,259	—	—
Granted	(5,013,450)	5,013,450	1.61
Exercised	—	(446,074)	0.92
Canceled	3,628,603	(3,628,603)	14.56
Expired	(534,265)	—	—

Balances, December 31, 2002	2,173,787	9,836,505	5.30

Authorized	4,703,120	—	—
Granted	(5,677,965)	5,677,965	2.55
Exercised	—	(2,126,788)	2.11
Canceled	2,143,498	(2,143,498)	6.57
Expired	(10,938)	—	—

Balances, December 31, 2003	3,331,502	11,244,184	4.75

Authorized	4,168,765	—	—
Granted	(5,683,203)	5,683,203	4.16
Exercised	—	(642,097)	1.31
Canceled	2,916,096	(2,919,876)	3.43

Balances, December 31, 2004	4,733,160	13,365,414	$4.82

Options granted during 2004 include 385,926 options assumed during the Corvigo acquisition. Options granted during 2003 include 2,668,310 options assumed during the Valicert acquisition.

During 2004, 2003, and 2002 Tumbleweed granted 5,683,203, 5,677,965, and 5,013,450 stock options, respectively, with weighted average fair values of $3.70, $2.34, and $1.33 per share, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2004:

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.05–$ 0.73	346,131	$0.54	6.9	262,230	$0.60
0.77–0.98	1,655,605	0.97	7.3	871,051	0.96
1.01–1.35	442,855	1.24	8.0	204,562	1.24
1.39–2.52	1,030,609	1.76	8.3	545,188	1.64
2.53	2,029,566	2.53	8.5	715,926	2.53
2.69–2.99	1,143,322	2.80	9.1	488,019	2.78
3.03–3.25	842,528	3.13	6.6	737,257	3.13
3.30–4.56	1,949,844	3.55	8.8	1,004,176	3.62
4.80	2,259,239	4.80	9.4	317,418	4.80
5.31–25.32	1,320,791	12.03	5.9	1,056,668	13.38
31.75–38.56	275,875	32.29	5.4	275,875	32.29
42.63–56.63	19,049	45.29	5.5	19,049	45.29
118.44	50,000	118.44	5.2	50,000	118.44

$0.05–$118.44	13,365,414	$4.82	7.6	6,547,419	$6.51

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In conjunction with various financing arrangements and employment recruitment services provided to Tumbleweed in 1994, 1995, 1998, 1999, and 2001, Tumbleweed issued warrants to purchase an aggregate of approximately 583,113 shares of common stock. Additional warrants to purchase an aggregate of 289,789 shares of common stock were assumed in 2003 as a result of the merger with Valicert. As of December 31, 2004 and 2003, 646,119 and 734,977 warrants to purchase common stock remain outstanding, respectively. Of the warrants that remain outstanding at December 31, 2004, 855 expire in April 2005 with an exercise price of $46.75; 433,330 expire in July 2006 with an exercise price of $26.93; 139,089 expire in November 2006 with an exercise price of $9.08; 3,830 expire in January 2007 with an exercise price of $15.66; 21,129 expire in April 2008 with an exercise price of $4.91; 10,266 expire in April 2008 with an exercise price of $5.84; 2,566 expire in February 2010 with an exercise price of $49.09; 1,283 expire in April 2010 with an exercise price of $49.09; and the remaining 33,771 expire in June 2011 with an exercise price of $6.66.

During 2004, 5,615 warrants were exercised at an exercise price of $4.07. During 2003, 78,851 warrants were exercised at exercise prices ranging from $2.69 to $3.13.

Stock Repurchase Program

In August 2002, Tumbleweed’s Board of Directors approved a program to repurchase up to $10.0 million of its common stock. During the year ended December 31, 2002, Tumbleweed repurchased 717,500 shares of its common stock for $796,000. Tumbleweed did not repurchase any shares of its common stock during 2003. The repurchase program was terminated in August 2003.

(10)    Employee Benefit Plan

Tumbleweed has a 401(k) plan that allows eligible employees to contribute a percentage of their compensation, limited to $13,000 ($16,000 for employees over age 50), $12,000, and $11,000 in 2004, 2003, and 2002, respectively. On April 1, 2000, Tumbleweed began matching each eligible employee’s contribution 100% up to 4% of the employee’s salary. Tumbleweed’s matching contributions and earnings thereon vested immediately. In April 2002, Tumbleweed discontinued its matching contributions. Tumbleweed did not match contributions to employees’ 401(k) plans in 2004, 2003, or 2002, respectively.

(11)    Commitments and Contingencies

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

This office space had been subleased to a tenant who was providing Tumbleweed with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. In 2003, Tumbleweed recognized a charge of $996,000 related to potential losses on this lease that was included in the consolidated statement of operations as Merger-related and other costs. In 2004, due to a revised estimate of the term of expected subleases on the building, Tumbleweed recognized an additional charge of $168,000 related to potential losses on this lease that was included in the consolidated statement of operations as Merger-related and other costs. Tumbleweed is currently attempting to find a new sublessee.

As a result of the Corvigo acquisition, Tumbleweed assumed an operating lease in Palo Alto, California. Subsequent to the acquisition of Corvigo, Tumbleweed decided to vacate the Palo Alto facility. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Anticipated future sublease rental income is expected to be less than the rent expense due to a weak office rental market in and around Palo Alto. In 2004 Tumbleweed recognized a charge of $183,000 related to anticipated losses on this lease that was included in the consolidated statement of operations as Merger-related and other costs The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and the remaining balance for that liability was reclassified on the consolidated balance sheet from Accrued liabilities to Accrued merger-related and other costs to be tracked along with the liability resulting from the revised estimate recorded in the three months ending September 30, 2004. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than Tumbleweed’s rent payments due to a weak office rental market in and around Palo Alto.

Tumbleweed has an operating lease covering approximately 8,000 square feet in New York, New York with a lease term expiring in 2005 with current monthly rent payments of $28,000. In February 2004, Tumbleweed entered into an agreement to sublease a portion of the space in New York beginning in March 2004 for the remainder of the lease term.

Future minimum lease payments for operating leases as of December 31, 2004, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2005	$1,677
2006	1,385
2007	1,093
2008	657
2009	266
Thereafter	2,749

Future minimum lease payments	$7,827

The amounts above will be offset by sublease receipts of $169,000, $244,000, and $20,000 in 2005, 2006, and 2007, respectively.

Total rent expense under operating leases for 2004, 2003, and 2002, was $1.4 million, $1.8 million, and $3.0 million, respectively.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tumbleweed indemnifies its customers from third party claims of intellectual property infringement relating to the use of its products. Historically, costs related to these guarantees have not been significant and Tumbleweed is unable to estimate the potential impact of these guarantees on its future results of operations.

(12)    Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments. Comprehensive loss for 2004, 2003, and 2002, respectively, is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Net loss	$(7,497)	$(9,187)	$(20,866)
Other comprehensive gain (loss)—translation adjustments	(66)	91	(91)

Comprehensive loss	$(7,563)	$(9,096)	$(20,957)

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
North America	$38,613	$29,080	$23,490
Europe	3,557	670	1,631
Asia and Australia	1,268	845	404

Total revenue	$43,438	$30,595	$25,525

Substantially all of Tumbleweed’s long-lived assets are located in the United States.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A—Controls and Procedures.

(a)	Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tumbleweed have been detected. Our controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our controls and procedures are effective at that reasonable assurance level.

(b)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Item 9B—Other Information.

Not applicable.

PART III

Item 10—Directors and Executive Officers.

The information required by this item, insofar as it relates to our directors, will be contained under the captions “Election of Directors” and “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The information relating to our executive officers is contained in Part I under the heading “Our Executive Officers.” We have adopted a Code of Business Conduct and Ethics, which applies to all employees, officers and directors, including the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other finance organization employees. The Code of Business Conduct and Ethics is available on our website at www.tumbleweed.com under the caption “Corporate Governance” on the Investor Relations page. A copy of the Code of Business Conduct and Ethics will be provided, without charge, to any stockholder who requests one by written request addressed to:

Tumbleweed Communications Corp.

700 Saginaw Drive, Redwood City, CA 94063

Attention: Corporate Secretary.

If any substantive amendments to the Code of Business Conduct and Ethics are made or any waivers are granted thereunder, including any implicit waiver, our Chief Executive Officer, Chief Financial Officer or other authorized officer will disclose the nature of such amendment or waiver on our website at www.tumbleweed.com or in a report on Form 8-K.

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

Item 15—Exhibits/ Financial Statement Schedules.

(a)	Documents filed as a part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

Financial statement schedules are omitted because they are either not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(b)	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Exhibit Description

2.1(1)

Agreement and Plan of Merger and Reorganization by and among Tumbleweed Communications Corp., Corvigo, Inc., Greenland Acquisition Company L.L.C., and Mark Kvamme as Stockholder’s Agent, dated March 18, 2004

3.1(2)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of Registrant

4.1(2)	Specimen common stock certificate

4.2(2)	Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank

10.1(3)	1993 Stock Option Plan

10.2(4)	1999 Omnibus Stock Incentive Plan, as amended

10.3(3)	1999 Employee Stock Purchase Plan

10.4(5)	2000 NSO Incentive Stock Plan, as amended

10.5(3)	Form of Indemnity Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 of our Report on Form 8-K, filed March 23, 2004.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-79687), filed May 28, 1999, as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999, as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188), filed July 11, 2000, as amended and incorporated herein by reference.
(5)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of’ Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2005.

TUMBLEWEED COMMUNICATIONS CORP.

By:	/S/ JEFFREY C. SMITH
Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JEFFREY C. SMITH Jeffrey C. Smith	Chairman of the Board and Chief Executive Officer	March 16, 2005

/s/ TIMOTHY G. CONLEY Timothy G. Conley	Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

/s/ TAHER ELGAMAL Taher Elgamal	Director	March 16, 2005

/s/ CHRISTOPHER H. GREENDALE Christopher H. Greendale	Director	March 16, 2005

/s/ KENNETH R. KLEIN Kenneth R. Klein	Director	March 16, 2005

/s/ DAVID F. MARQUARDT David F. Marquardt	Director	March 16, 2005

/s/ Standish H. O’Grady Standish H. O’Grady	Director	March 16, 2005

/s/ DEBORAH D. RIEMAN Deborah D. Rieman	Director	March 16, 2005

/s/ James P. Scullion James P. Scullion	Director	March 16, 2005

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

2.1(1)

Agreement and Plan of Merger and Reorganization by and among Tumbleweed Communications Corp., Corvigo, Inc., Greenland Acquisition Company L.L.C., and Mark Kvamme as Stockholder’s Agent, dated March 18, 2004

3.1(2)	Amended and Restated Certificate of Incorporation of Registrant

3.2(2)	Amended and Restated Bylaws of Registrant

4.1(2)	Specimen common stock certificate

4.2(2)	Warrant to Purchase Stock, dated November 30, 1998, issued to Silicon Valley Bank

10.1(3)	1993 Stock Option Plan

10.2(4)	1999 Omnibus Stock Incentive Plan, as amended

10.3(3)	1999 Employee Stock Purchase Plan

10.4(5)	2000 NSO Incentive Stock Plan, as amended

10.5(3)	Form of Indemnity Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 2.1 of our Report on Form 8-K, filed March 23, 2004.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-79687), filed May 28, 1999, as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999, as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188), filed July 11, 2000, as amended and incorporated herein by reference.
(5)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.