Form 10-Q
period 2005-03-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2005-05-10
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of common stock outstanding as of April 30, 2005 was 48,232,629.

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

These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risks And Uncertainties That You Should Consider Before Investing In Tumbleweed” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. You should consider the risks factors and uncertainties under the caption “Risks and Uncertainties That You Should Consider Before Investing in Tumbleweed,” among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

TUMBLEWEED COMMUNICATIONS CORP.

TRADEMARKS

Our registered trademarks include Tumbleweed®, Tumbleweed Communications®, Secure Envelope®, Secure Inbox®, Tumbleweed IME Integrated Messaging Exchange®, WorldSecure®, Worldtalk®, MailGate® and Corvigo®. Additional trademarks belonging to us include Tumbleweed Secure Guardian™, Tumbleweed Secure Policy Gateway™, Tumbleweed Secure Staging Server™, Tumbleweed Staging Server™, Tumbleweed Secure Mail™, Tumbleweed Secure Redirect™, Tumbleweed Secure Public Network™, Tumbleweed SPN™, Tumbleweed Secure Archive™, Tumbleweed Secure Web™, Tumbleweed Secure CRM™, Tumbleweed Secure Messenger™, Tumbleweed Secure Statements™, Tumbleweed My Copy™, Tumbleweed L2i™, Tumbleweed IME Developer™, Tumbleweed IME Personalize™, WorldSecure/Mail™, MailGate Edge™, Tumbleweed Email Firewall™, Tumbleweed Valicert Validation Authority™, Tumbleweed Validation Authority™, Valicert Validation Authority™, Dark Traffic™, Dynamic Anti-Spam Service (DAS) ™, Intent-Based Filtering (IBF) ™, MailGate AntiSpam Appliance™, MailGate Email Firewall™, MailGate Secure Messenger™, Secure Transport™, Secure Transport Client™, Secure Transport Edge™, Secure Transport Server™, Spam Analysis Engine™ and Tumbleweed IME Alert™.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (unaudited)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$21,817	$21,435
Accounts receivable, net	8,613	7,459
Other current assets	1,513	1,544

Total current assets	31,943	30,438
Goodwill	48,074	48,074
Intangible assets, net	6,469	7,299
Property and equipment, net	1,349	1,316
Other assets	619	589

Total assets	$88,454	$87,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$432	$324
Current installments of long-term debt	267	267
Accrued liabilities	5,301	5,006
Accrued merger-related and other costs	507	775
Deferred revenue	14,971	13,915

Total current liabilities	21,478	20,287
Long-term debt, excluding current installments	133	200
Accrued merger-related and other costs, excluding current portion	427	430
Deferred revenue, excluding current portion	4,721	4,248
Other long-term liabilities	153	147

Total long-term liabilities	5,434	5,025

Total liabilities	26,912	25,312

Stockholders’ equity:
Common stock	49	48
Additional paid-in capital	351,193	351,122
Treasury stock	(796)	(796)
Deferred stock-based compensation	(389)	(525)
Accumulated other comprehensive loss	(583)	(651)
Accumulated deficit	(287,932)	(286,794)

Total stockholders’ equity	61,542	62,404
Total liabilities and stockholders’ equity	$88,454	$87,716

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenue:
Product revenue	$4,442	$3,973
Service revenue	6,115	5,582
Intellectual property and other revenue	1,400	570

Total revenue	11,957	10,125
Cost of product revenue	447	244
Cost of service revenue	1,280	980
Amortization of intangible assets	510	244

Total cost of revenue	2,237	1,468
Gross profit	9,720	8,657
Operating expenses:
Research and development	2,875	2,913
Sales and marketing	6,239	4,708
General and administrative	1,503	1,322
Stock-based compensation expense (1)	136	82
Amortization of intangible assets	321	339

Total operating expenses	11,074	9,364

Operating loss	(1,354)	(707)
Other income, net	229	171
Net loss before provision for income taxes	(1,125)	(536)
Provision for income taxes	13	(5)

Net loss	$(1,138)	$(531)

Net loss per share—basic and diluted	$(0.02)	$(0.01)

Weighted average shares—basic and diluted	48,195	43,254

(1) Stock-based compensation expense is further classified as follows:
Cost of service revenue	$1	$7
Research and development	53	28
Sales and marketing	43	44
General and administrative	39	3

Total stock-based compensation expense	$136	$82

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,138)	$(531)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	136	82
Depreciation and amortization expenses	1,132	970
Loss on disposal of property and equipment	17	(6)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,154)	2,243
Other current assets and other assets	1	102
Accounts payable, accrued liabilities, and other long-term liabilities	409	(1,366)
Accrued merger-related and other costs	(271)	(10)
Deferred revenue	1,529	15

Net cash provided by operating activities	661	1,499
Cash flows from investing activities:
Purchase of property and equipment	(352)	(325)
Acquisitions of Incubator, Limited and Corvigo, Inc., net of cash acquired	—	(3,379)

Net cash used in investing activities	(352)	(3,704)
Cash flows from financing activities:
Repayments of borrowings	(67)	(67)
Proceeds from issuance of common stock	72	301

Net cash provided by financing activities	5	234
Effect of exchange rates on cash and cash equivalents	68	(19)

Net increase (decrease) in cash and cash equivalents	382	(1,990)
Cash and cash equivalents, beginning of period	21,435	25,351

Cash and cash equivalents, end of period	$21,817	$23,361

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7	$9

Cash paid during the period for taxes	$6	$20

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(1) Organization

The condensed consolidated financial statements included herein have been prepared by Tumbleweed Communications Corp. (“Tumbleweed”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Tumbleweed’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the SEC on March 16, 2005.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, respectively, and cash flows for the three months ended March 31, 2005 and 2004, respectively. The results for the three months ended March 31, 2005 and 2004, respectively, are not necessarily indicative of the results expected for the full fiscal year.

The accompanying condensed consolidated financial statements include the accounts of Tumbleweed and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of Tumbleweed’s wholly-owned subsidiaries, Incubator, Limited (“Incubator”) and Corvigo, Inc. (“Corvigo”), have been included commencing March 15, 2004, and March 18, 2004, the effective dates of those acquisitions, respectively.

(2) Stock-Based Compensation

Tumbleweed accounts for its stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). As such, compensation expense is recorded for fixed plan stock options on the date of grant when the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock. Expense associated with stock-based compensation is being amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation 28.

Tumbleweed recognized stock-based compensation expense of approximately $136,000 and $82,000 in the three months ended March 31, 2005 and 2004, respectively. Had stock-based compensation expense for its stock-based compensation plan been determined consistent with the fair value approach set forth in Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation (“SFAS 123”), Tumbleweed’s net losses for the three months ended March 31, 2005 and 2004, respectively, would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(1,138)	$(531)
Add: Stock-based compensation expense included in net loss	136	82
Less: Total stock-based compensation expense determined under fair value based method for all awards	$(2,002)	$(1,406)

Net loss pro forma	$(3,004)	$(1,855)
Basic and diluted net loss per share as reported	$(0.02)	$(0.01)
Basic and diluted net loss per share pro forma	$(0.06)	$(0.04)

For purposes of computing pro forma net loss, the fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model. The assumptions used to value the option grants are as follows:

	Three Months Ended March 31,
	2005	2004
Expected life	4.0 years	4.0 years
Volatility	101%	133%
Risk-free interest rate	3.75%	2.58%
Dividend yield	0%	0%

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supercedes APB 25. SFAS 123R would have required Tumbleweed to recognize in its financial statements the fair value of all share-based payments to employees, including grants of employee stock options, beginning with the first interim period starting after June 15, 2005, with early adoption encouraged. In April 2005, the SEC deferred the adoption date for SFAS 123R to the first annual period starting after June 15, 2005. Tumbleweed is now required to adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, Tumbleweed must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Tumbleweed is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. Tumbleweed has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended March 31,
	2005	2004
Warrants and options for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	2,164	6,581
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	7,736	1,828

Total potential shares of common stock excluded from diluted net loss per share	9,900	8,409

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

As part of the acquisition of Incubator, Tumbleweed agreed that in the event that a specified sales goal was met in Tumbleweed’s European sales region in the year ending December 31, 2004, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock. In addition, in the event that specified sales goals are met in Tumbleweed’s European sales region for both the year and the two-year period, respectively, ending December 31, 2005, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock worth $1,000,000 plus 10% of the amount of Tumbleweed’s European sales in excess of the sales goal for the year ending December 31, 2005. During the three months ended September 30, 2004, the purchase agreement was amended to issue 62,509 shares to the former owners of Incubator worth $183,000 based on the fair value of Tumbleweed’s stock on the date of issuance as consideration for progress towards the European sales goal in the first six months of 2004. There is no further contingent purchase price related to the year ending December 31, 2004.

A summary of intangible assets as of March 31, 2005 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(2,374)	$3,476
Customer base and reseller agreements	3	3,700	(1,582)	2,118
Maintenance agreements	3 to 4	1,200	(542)	658
Trademarks and trade names	4	350	(133)	217

		$11,100	$(4,631)	$6,469

The amounts above exclude an acquired workforce intangible asset of $476,000 resulting from the issuance by Tumbleweed in September 2003 of 86,538 shares of stock to a company to recruit certain of its contract engineers to Tumbleweed as employees in Tumbleweed’s research and development center in Bulgaria. This intangible asset was amortized in full as of September 30, 2004.

The estimated amortization for each of the fiscal years subsequent to March 31, 2005, is as follows (in thousands):

Year Ending December 31,
2005	2,491
2006	2,508
2007	1,238
2008	232

$6,469

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, the goodwill acquired in the Valicert, Inc.

(Valicert”), Incubator, and Corvigo acquisitions will not be amortized, but instead, the goodwill balances will be tested for impairment at least annually and more frequently if certain impairment conditions exist. Any future impairment loss related to the goodwill recorded in connection with the acquisitions of Valicert, Incubator, and Corvigo will not be deductible by Tumbleweed for federal income tax purposes.

Merger-related and Other Costs

During the last three quarters of 2004, Tumbleweed recorded expenses for Merger-related and other costs of $1.1 million consisting of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of Tumbleweed’s offshore development subsidiary in India to a third party in June of 2004, $183,000 related to anticipated losses on an operating lease in Palo Alto, California, $168,000 related to anticipated losses on an operating lease in Slough, United Kingdom, a credit of $44,000 for a gain on the sale of Tumbleweed’s offshore development center subsidiary in India, and $68,000 of other merger-related costs. The operating lease in Palo Alto was assumed during the acquisition of Corvigo and covers approximately 12,000 square feet of office space. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Subsequent to the acquisition of Corvigo, Tumbleweed decided to vacate the Palo Alto facility. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and the remaining balance for that liability was reclassified on the consolidated balance sheet from Accrued liabilities to Accrued merger-related and other costs to be tracked along with the liability resulting from the revised estimate recorded in the three months ending September 30, 2004. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than Tumbleweed’s rent payments due to a weak office rental market in and around Palo Alto. The operating lease in Slough was assumed during the acquisition of Interface, Inc. in 2000 and covers approximately 13,000 square feet of office space. The lease is for a term ending in 2020 with quarterly rent payments of approximately $65,000. The $168,000 charge was recorded due to a revised estimate of the term of expected subleases on the building. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. Tumbleweed’s offshore development center subsidiary in India was acquired in the acquisition of Valicert and supported Tumbleweed’s engineering, customer support, and consulting functions. This subsidiary was sold to consolidate Tumbleweed’s offshore development in its existing Bulgaria location.

The following table describes merger-related and other costs recorded in 2004 and 2003 (in thousands):

	Severance costs	Anticipated operating lease losses	Merger- related marketing programs	Gain on sale of Indian subsidiary	Other merger- related costs	Total
Balance December 31, 2003	$232	$793	$141	$—	$—	$1,166
2004 costs (credits)	703	351	—	(44)	68	1,078
2004 reclassifications	—	116	—	—	—	116
2004 payments	(598)	(392)	(141)	44	(68)	(1,155)

Balance December 31, 2004	$337	$868	$—	$—	$—	$1,205
Payments	(203)	(68)	—	—	—	(271)

Balance March 31, 2005	$134	$800	$—	$—	$—	$934

Severance costs will be paid in 2005. Payments for anticipated remaining losses on the operating leases are expected to occur over the life of the leases, the longer of which ends in 2020.

(5) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments, recorded net of tax. Comprehensive loss for the three months ending March 31, 2005 and 2004, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(1,138)	$(531)
Other comprehensive income (loss)—translation adjustments	68	(19)

Comprehensive loss	$(1,070)	$(550)

(6) Segment Information

As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, Tumbleweed’s chief operating decision-maker is its Chief Executive Officer. This officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed is the information presented in the accompanying condensed consolidated statement of operations. Tumbleweed operates in a single segment.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
North America	$10,605	$8,905
Europe	1,109	843
Asia	243	377

Total	$11,957	$10,125

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

In June 2003, Tumbleweed was served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In March 2005, the Court dismissed the case with prejudice. In April 2005 plaintiffs filed a motion pursuant to Fed. R. Civ. P. 59(e) asking the Court to alter, amend or vacate the dismissal of the case, which motion remains pending. An adverse outcome in this case could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

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

(8) Recent Accounting Pronouncements

In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) regarding the SEC’s interpretation of Share-Based Payments. This interpretation expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. Tumbleweed will adopt SAB 107 in connection with its adoption of SFAS 123R, which is expected to have a material impact on its consolidated results of operations and earnings per share.

FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Tumbleweed has not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, Tumbleweed has not adjusted its tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

ITEM 2—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated condensed financial statements and the accompanying notes to this Quarterly Report on Form 10-Q and Tumbleweed’s Annual Report on Form 10-K for 2004 filed with the Securities and Exchange Commission (“SEC”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included therein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risks and Uncertainties That You Should Consider Before Investing In Tumbleweed.”

General

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized leader in providing secure Internet communication solutions for enterprises and government customers of all sizes. With our products, organizations can block security threats, protect information, safely conduct business online, and reduce their cost of doing business. Our industry-leading product suites - MailGate, SecureTransport and Valicert Validation Authority - offer solutions for anti-spam, content filtering, email encryption, multi-protocol file transfer and comprehensive identity validation.

We are trusted by over 1,100 enterprise customers who use our products to connect with over ten thousand corporations and millions of end-users. Our market focus is in the financial services, healthcare, and government markets. We provide comprehensive security solutions for email and file transfer applications. Using products from our extensive portfolio, organizations can block security threats, protect information assets, and enable the safe exchange of messages, files and transactions.

Overview of the Three Months Ended March 31, 2005

Our operating results during the three months ended March 31, 2005 showed improvement relative to the same three months in 2004 in revenue and cash flow. Our 18% growth in revenue was driven by a number of factors including increased customer adoption of our Mailgate suite of products, growth in our targeted customer sectors in the financial services, health care, and government industries, and an increase in patent license agreement revenue. Our positive cash flow of $382,000 in the three months ended March 31, 2005 was an improvement from our negative cash flow of $2.0 million in the three months ended March 31, 2004. The improvement was due to a net cash outflow of $3.4 million during the three months ended March 31, 2004 related to the acquisitions of Incubator, Limited (“Incubator”) and Corvigo, Inc. (“Corvigo”) with no similar outflow during the three months ended

March 31, 2005. Our 114% increase in net loss was primarily due to an increase in non-cash expenses for amortization of intangible assets and stock-based compensation expense which increased due to the acquisitions of Incubator and Corvigo which took place near the end of the three months ended March 31, 2004, and thus resulted in higher expenses during the three months ended March 31, 2005 as compared to the same three months in 2004. In addition to the increases in these expenses, our net loss increased due to a 33% increase in Sales and marketing expenses that was driven by decisions to increase average sales and marketing headcount and marketing programs to expand our sales presence, increase our marketing resources, and grow our revenues. These decisions included the acquisitions of Incubator and Corvigo.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Our backlog excludes all items relating to consulting and training services. Backlog was $21.2 million and $20.4 million at March 31, 2005 and December 31, 2004, respectively. We believe that $15.2 million of the backlog at March 31, 2005 will be recognized as revenue in the next twelve months.

Outlook

We believe that our success in 2005 will depend on our ability to increase customer adoption of our MailGate, SecureTransport, and Validation Authority products, the ability to successfully expand our sales through distribution by third party resellers, our ability to further implement the processes related to selling hardware appliance products, such as supply chain effectiveness, and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government industries; timing of the closure of customer contracts; growing our sales internationally; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risks and Uncertainties That You Should Consider Before Investing In Tumbleweed” section for additional information.

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

We evaluate goodwill on an annual basis during the second quarter of our fiscal year for indications of impairment based on our fair value as determined by our market capitalization in accordance with in Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”). If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during 2005 or 2004, respectively. As of March 31, 2005, we had goodwill of $48.1 million.

Accrual for Anticipated Operating Lease Losses

During 2003 we recognized a charge of $996,000 related to potential losses on an operating lease in Slough, United Kingdom that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include required repairs, remaining lease liabilities, and brokerage fees, offset by estimated sublease income. During the three months ended December 31, 2004 we recognized an additional charge of $168,000 on this same lease that was included in our consolidated statement of operations as Merger-related and other costs due to a revised estimate of the term of expected subleases on the building. During the three months ended September 30, 2004 we recognized a charge of $183,000 related to potential losses on an operating lease in Palo Alto, California that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include remaining lease liabilities and brokerage fees, offset by estimated sublease income. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than Tumbleweed’s rent payments due to a weak office rental market in and around Palo Alto. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with a sublessee, sublease rates, and brokerage fees. Each reporting period we review these estimates, and to the extent that our assumptions change and/or actual charges are incurred, the ultimate charge for the loss on these operating leases could vary from our current estimates.

RESULTS OF OPERATIONS

Three Month Periods Ended March 31, 2005 and 2004

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property and other revenue consists of patent license agreement fees and the sale of distribution rights. Total revenue for the three months ended March 31, 2005 increased to $12.0 million from $10.1 million for the same three months in 2004. The increase in total revenue was due to an $830,000 increase in intellectual property and other revenue, a $533,000 increase in service revenue, and a $469,000 increase in product revenue.

Product revenue increased to $4.4 million for the three months ended March 31, 2005 from $4.0 million for the same three months in 2004. The increase in product revenue was primarily due to an increase in license revenue of $445,000 primarily resulting from increased sales of our Mailgate products.

Service revenue increased to $6.1 million for the three months ended March 31, 2005 from $5.6 million for the same three months in 2004. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $819,000, partially offset by a decrease in consulting revenue of $344,000. Support and maintenance revenue increased due to revenue growth in our installed customer base, an increase in sales to new customers, an increase in sales of our dynamic anti-spam service which is sold on a subscription fee basis, and an expansion of our customer base due to the Valicert and Corvigo acquisitions. Consulting revenue decreased due to the recognition of $672,000 of previously deferred revenue relating to a prepaid consulting contract that had an expiration clause occurring in the three months ended March 31, 2004.

Intellectual property and other revenue increased to $1.4 million for the three months ended March 31, 2005 from $570,000 for the same three months in 2004. The increase in intellectual property and other revenue were due to increases in patent license agreement revenue of $830,000.

Cost of revenue. Cost of revenue is comprised of product costs, service costs, the amortization of intangible assets for core/developed technology and maintenance agreements relating to the acquisitions of Valicert, Inc. (“Valicert”), Incubator, and Corvigo. Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products and the cost of our appliance products. Service costs are comprised primarily of employee and employee-related costs for customer support, consulting, and contract development projects with third parties. Total cost of revenue increased to $2.2 million for the three months ended March 31, 2005 from $1.5 million for the same three months in 2004 primarily due to a $300,000 increase in service costs, a $266,000 increase in the amortization of intangible assets, and a $203,000 increase in product costs.

Product costs increased to $447,000 for the three months ended March 31, 2005 from $244,000 for the same three months in 2004. The increase in product costs was primarily due to an increase in hardware costs due to an increase in sales of our appliance products as a result of the technology acquired in the Corvigo acquisition. We expect cost of product revenue to increase on a year-over-year basis in 2005 due to an expected increase in appliance sales as a proportion of our total sales.

Service costs increased to $1.3 million for the three months ended March 31, 2005 from $1.0 million for the same three months in 2004. The increase in service costs was primarily due to a $192,000 increase in expenses resulting from the acquisition of Incubator near the end of the three months ended March 31, 2004. This acquisition provided us with a services organization in the United Kingdom resulting in an increase in average services headcount to 44 for the three months ended March 31, 2005 from 35 for the same three months in 2004. In addition, employee and employee-related costs increased by $112,000 due to a moderate shift in the mix of services headcount towards our U.S. employees as opposed to lower-cost offshore employees, as a result of an increase in consulting projects which are best delivered by our U.S. employees.

Amortization of intangible assets included in cost of revenue increased to $510,000 in the three months ended March 31, 2005 from $244,000 for the same three months in 2004. The increase in the amortization of intangible assets included in cost of revenue was due to the acquisitions of Corvigo and Incubator in March of 2004 since there was a full three months of amortization during the three months ended March 31, 2005 compared to less than one month of amortization recognized during the same three months in 2004.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended March 31, 2005 at $2.9 million did not vary significantly from $2.9 million for the same three months in 2004.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, travel expenses, and costs associated with marketing programs. Sales and marketing expenses for the three months ended March 31, 2005 increased to $6.2 million from $4.7 million for the same three months in 2004. The increase in sales and marketing expenses was primarily due to increases in employee and employee-related costs, marketing programs, travel expenses, allocated overhead charges, and consulting expenses. Employee and employee-related costs increased by $813,000 due to an increase in average sales and marketing headcount and an increase in commissions expenses. Average sales and marketing headcount increased to 76 for the three months ended March 31, 2005 from 67 for the same three months in 2004, including the impact of the acquisition of Incubator near the end of the three months ending March 31, 2004. Commissions expense increased due to the increase in sales. Marketing programs increased by $335,000 due to an increase in marketing initiatives targeted at growing our revenues. Travel expenses increased by $123,000 due to the increase in the number of sales and marketing employees and the acquisition of Incubator which created a direct sales operation for us in Europe. Overhead allocation charges increased by $87,000 due to an increase in the proportion of U.S. sales and marketing headcount relative to total U.S. headcount. Consulting expenses increased by $81,000 primarily due to the increased utilization of third-party marketing resources.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related and support costs for our administrative, finance, legal, and human resources departments as well as public reporting costs, bad debt expense, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended March 31, 2005 increased to $1.5 million from $1.3 million for the same three months in 2004. The increase in general and administrative expenses was primarily due to a $118,000 increase in commission expenses related to patent license agreements and a $93,000 increase in recruiting expenses. Commission expenses increased due to an increase in patent license agreements. Recruiting expenses increased due to the utilization of third-parties to assist in our hiring processes with no comparable expenses for the three months ended March 31, 2004.

Stock-based compensation expense. Stock-based compensation expense consists of the amortization of deferred stock-based compensation recorded as a result of stock option grants to non-employees, unvested options assumed in the Valicert and Corvigo acquisitions, options granted to employees at exercise prices less than the fair value of the underlying stock on the grant date, and the vesting acceleration of certain employees’ stock options, net of credits related to stock options granted to employees who were later terminated before the options vested. Stock-based compensation expense for the three months ended March 31, 2005 increased to $136,000 from $82,000 for the same three months in 2004. The increase in stock-based compensation expense was due to the amortization of deferred stock-based compensation resulting from unvested options assumed in the Corvigo acquisition and grants of stock options to certain non-employees for professional services in 2004.

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supercedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R would have required all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In April 2005, the SEC deferred the adoption date for SFAS 123R to the first annual period starting after June 15, 2005. We are now required to adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 included in the Notes to Consolidated Condensed Financial Statements.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Incubator, and Corvigo acquisitions, and the amortization of an acquired workforce intangible asset related to the conversion of certain former contract engineers to employees in our offshore development center in Bulgaria. Amortization of intangible assets included in operating expenses for the three months ended March 31, 2005 decreased to $321,000 from $339,000 for the same three months in 2004. The decrease in the amortization of intangible assets included in operating expenses was due to the amortization in full during 2004 of the acquired workforce asset, partially offset by a full quarter of amortization during the three months ended March 31, 2005 of the intangible assets related to the acquisitions of Corvigo and Incubator.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities and interest expense incurred on outstanding debt. Additionally in the three months ended March 31, 2005, this category included income of $204,000 for the refund of previously-paid value added tax related to a Valicert subsidiary. Also, in the three months ended March 31, 2004 this category included income of $100,000 from the sale of a legacy product line to a third party. Other income, net for the three months ended March 31, 2005 increased to $229,000 from $171,000 for the same three months in 2004. The increase in other income is primarily due to these two items.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of March 31, 2005, we had approximately $21.8 million in cash and cash equivalents.

Net cash provided by operating activities for the three months ended March 31, 2005 decreased to $661,000 from $1.5 million for the same three months in 2004. Net cash provided by operating activities for the three months ended March 31, 2005 was primarily the result of our net loss of $1.1 million and adjustments to reconcile net loss to net cash provided by operating activities including an increase in deferred revenue of $1.5 million, and non-cash charges for depreciation and amortization expenses of $1.1 million and stock-based compensation expense of $136,000, partially offset by an increase in accounts receivable balances of $1.2 million reflecting an increase in days sales outstanding for the quarter to 65 at March 31, 2005 from 57 at December 31, 2004. The reduction in net cash provided by operating activities was primarily due to an increase in our net loss of $607,000.

Net cash used in investing activities for the three months ended March 31, 2005 decreased to $352,000 from $3.7 million for the same three months in 2004. Net cash used in investing activities for three months ended March 31, 2005 was comprised of $352,000 of purchases of property and equipment. The decrease in net cash used in investing activities is due to a $3.4 million outflow for the acquisitions of Incubator and Corvigo in the three months ended March 31, 2004. The $3.4 million outflow for the acquisitions of Incubator and Corvigo includes the impact of a $6.0 million cash payment to Corvigo shareholders as part of the purchase price for Corvigo.

Net cash provided by financing activities for the three months ended March 31, 2005 decreased to $5,000 from $234,000 for the same three months in 2004. Net cash provided by financing activities for three months ended March 31, 2005 was comprised of an inflow of $72,000 for the proceeds from the issuance of common stock as a result of the exercises of stock options, partially offset by an outflow of $67,000 related to repayments on outstanding debt originally assumed in the acquisition of Valicert. The decrease in net cash provided by financing activities was due to a $229,000 reduction in proceeds from the issuance of common stock in the three months ended March 31, 2005 as compared to the same three months in 2004 due to a reduction in stock option and warrant exercises.

As of March 31, 2005, our principal commitments consisted of obligations related to outstanding operating leases, a bank loan, and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

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

As a result of the Interface, Inc. acquisition, we assumed an operating lease in Slough, United Kingdom. The lease is for a term ending in 2020 with current quarterly rent payments of approximately $65,000. We subleased this office space to a tenant who was providing us with quarterly rent payments of approximately $65,000 until the sublease was terminated effective July 2003. Anticipated future sublease rental income is not expected to cover the rent expense due to a weak office rental market in and around Slough. In 2003 we recognized a charge of $996,000 related to potential losses on this lease that was included in our consolidated statement of operations as Merger-related and other costs. In 2004, due to a revised estimate of the term of expected subleases on the building, we recognized an additional charge of $168,000 related to potential losses on this lease that was included in the consolidated statement of operations as Merger-related and other costs. We are currently attempting to find a new sublessee. As a result of the Corvigo acquisition, we assumed an operating lease in Palo Alto, California. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Subsequent to the acquisition of Corvigo, we decided to vacate the Palo Alto facility. Anticipated future sublease rental income is expected to be less than the rent expense due to a weak office rental market in and around Palo Alto. In 2004 we recognized a charge of $183,000 related to anticipated losses on this lease that was included in our consolidated statement of operations as Merger-related and other costs. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and the remaining balance for that liability was reclassified on our consolidated balance sheet from Accrued liabilities to Accrued merger-related and other costs to be tracked along with the liability resulting from the revised estimate recorded in the three months ending September 30, 2004. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto.

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

At March 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of March 31, 2005, are as follows (in thousands):

	2005	2006	2007	2008	2009	After 2009	Total
Debt obligations	$214	$205	$—	$—	$—	$—	$419
Operating leases	1,322	1,427	1,093	657	266	2,749	7,514
Unconditional purchase obligations	450	80	—	—	—	—	530

Total	$1,986	$1,712	$1,093	$657	$266	$2,749	$8,463

The amounts above will be offset by sublease receipts of $109,000, $244,000, and $20,000 in 2005, 2006, and 2007, respectively.

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED

We have a history of losses and may experience losses in the future.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $7.5 million, $9.2 million, and $20.9 million in 2004, 2003, and 2002, respectively. As of March 31, 2005, we had incurred cumulative net losses of $287.9 million.

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

If we do not develop our marketing and distribution channels more successfully than our competitors, our business could be harmed.

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

In addition, our success depends on our ability to grow and develop our indirect distribution channels and the inability to do so could adversely affect future operating results.

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. For the three months ended March 31, 2005 and 2004, respectively, five customers comprised approximately 16% and 18%, respectively, of our revenue. For the three months ended March 31, 2005 and 2004, respectively, no single customer comprised 10% or more of our revenue.

Fluctuations in our quarterly operating results may not be predictable and may result in significant volatility in our stock price.

Our product revenue has fluctuated and our quarterly operating results may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including timing of our target customers election to adopt and implement our technology; election of our Customer to delay their purchase commitments or purchase in smaller amounts; timing and ability to continue to license our patents Further, me have experienced and may continue to experience difficult in managing the timing the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure we well as collecting fees owed by customers. Finally, any acquisitions or divestitures we complete as well as the the announcement or introduction of new or enhanced products and services in the secure content management, content security, secure online communications, or document delivery markets may create additional volatility in our results.

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

Economic conditions that result in a decrease in information technology spending could adversely affect our ability to maintain and increase revenue.

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

We expect to continue making strategic investments and acquisitions and potentially divest assets, which may involve substantial costs, may substantially dilute our existing investors, and may fail to yield anticipated benefits.

We are continuously evaluating investments in complementary technologies and businesses as well as strategic divestments. Acquisitions of companies, divisions of companies, or products, including our acquisitions of Incubator, and Corvigo, as well as divestitures entail numerous risks, including:

•	potential inability to successfully integrate acquired operations, technologies, people in dispersed geographic areas and products or to realize cost savings or other anticipated benefits from integration as well as the existence of potential unknown liabilities associated with acquired business;

•	the inability to recognize revenue from target acquisitions or assess the relative percentages of in-process research and development expense that can be immediately written off as compared to the amount which must be amortized over the appropriate life of the asset in accordance with our expectations;

•	diversion of management’s attention, disruption of ongoing business and impairment of relationships with employees and customers of either an acquired company or our business; and

•	coordinating sales and pricing efforts to effectively communicate the value and capabilities of the combined company.

As a result of acquisitions, we may acquire significant assets that include goodwill and other purchased intangibles. The testing of these intangibles under established accounting guidelines for impairment requires significant use of judgment and assumptions. Changes in business conditions could require adjustments to the valuation of these assets.

Our stock price could be adversely affected if we are unable to continue to favorably assess the effectiveness of our internal control over financial reporting or if our auditors are unable to provide an unqualified attestation report on our assessment.

In the future, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter future problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified report on our assessment, investor confidence and our stock price could be adversely affected.

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

Certain provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage or prevent an acquisition or disposition of our business. Our certificate of incorporation and bylaws may inhibit changes of control that are not approved by our Board of Directors. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In particular, our certificate of incorporation includes provisions for a classified Board of Directors and prohibits stockholder action by written consent. Further, our bylaws contain provisions requiring advance notice for nomination of directors and stockholders’ proposals. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. In general, this law prevents a person who becomes the owner of 15% or more of the corporation’s outstanding voting stock from engaging in specified business combinations for three years unless specified conditions are satisfied. In addition, our certificate of incorporation allows our Board of Directors to issue preferred stock without further stockholder approval. The issuance of preferred stock also could effectively limit the voting power of the holders of our common stock. This could have the effect of delaying, deferring or preventing a change in control.

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

Managing these risks may subject us to additional costs.

We are a defendant in two purported securities class action lawsuits that could divert management attention and resources or eventually expose us to liability.

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In March 2005, the Court dismissed the case with prejudice. In April 2005 plaintiffs filed a motion pursuant to Fed. R. Civ. P. 59(e) asking the Court to alter, amend or vacate the dismissal of the case, which motion remains pending. An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

We are substantially dependent on the continued services and performance of our executive officers and other key personnel and do not have long-term employment agreements with any of our key personnel. The loss of the services of any of our executive officers or other key employees could significantly delay or prevent the achievement of our development and strategic objectives

Our international business exposes us to additional risks that may result in future additional costs or limit the market for product sales.

Products and services provided to Tumbleweed’s international customers accounted for 11%, and 12%, respectively of our revenues for the three months ended March 31, 2005 and 2004, respectively. Conducting business outside of the United States subjects us to additional risks, including:

•	changes in regulatory requirements;

•	reduced protection of intellectual property rights; evolving privacy laws; tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	problems in collecting accounts receivable; and

•	difficulties in authenticating customer information.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of March 31, 2005, none of our cash equivalents were subject to market risk.

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In March 2005, the Court dismissed the case with prejudice. In April 2005 plaintiffs filed a motion pursuant to Fed. R. Civ. P. 59(e) asking the Court to alter, amend or vacate the dismissal of the case, which motion remains pending. An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

ITEM 6—EXHIBITS

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between Tumbleweed and Denis M. Brotzel, Senior Vice President of Worldwide Sales, dated April 15, 2005

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed April 21, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: May 10, 2005	By:	/s/ JEFFREY C. SMITH
Jeffrey C. Smith Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2005	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between Tumbleweed and Denis M. Brotzel, Senior Vice President of Worldwide Sales, dated April 15, 2005

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1 (File No. 79687), filed June 29, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed April 21, 2005.