Form 10-Q
period 2005-06-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2005-08-09
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of common stock outstanding as of July 31, 2005 was 48,718,620.

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

•	any projections of revenues, earnings, cash balances or cash flow, synergies or other financial items;

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements regarding future economic conditions or performance;

•	any statements regarding implementing our business strategy;

•	any statements regarding attracting and retaining customers;

•	any statements regarding obtaining and expanding market acceptance of the products and services we offer;

•	any statements regarding competition in or size of our market; and

•	any statements of assumptions underlying any of the foregoing.

These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risks And Uncertainties That You Should Consider Before Investing In Tumbleweed” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. You should consider these risks carefully, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (unaudited)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$22,314	$21,435
Accounts receivable, net	10,175	7,459
Other current assets	1,304	1,544

Total current assets	33,793	30,438
Goodwill	48,074	48,074
Intangible assets, net	5,638	7,299
Property and equipment, net	1,317	1,316
Other assets	621	589

Total assets	$89,443	$87,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,118	$324
Current installments of long-term debt	267	267
Accrued liabilities	5,566	5,006
Accrued merger-related and other costs	386	775
Deferred revenue	15,751	13,915

Total current liabilities	23,088	20,287
Long-term debt, excluding current installments	67	200
Accrued merger-related and other costs, excluding current portion	125	430
Deferred revenue, excluding current portion	5,033	4,248
Other long-term liabilities	146	147

Total long-term liabilities	5,371	5,025

Total liabilities	28,459	25,312
Stockholders’ equity:
Common stock	49	48
Additional paid-in capital	351,313	351,122
Treasury stock	(796)	(796)
Deferred stock-based compensation	(293)	(525)
Accumulated other comprehensive loss	(566)	(651)
Accumulated deficit	(288,723)	(286,794)

Total stockholders’ equity	60,984	62,404
Total liabilities and stockholders’ equity	$89,443	$87,716

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$5,271	$4,544	$9,713	$8,517
Service revenue	6,434	5,134	12,549	10,716
Intellectual property and other revenue	841	362	2,241	932

Total revenue	12,546	10,040	24,503	20,165
Cost of product revenue	718	381	1,165	625
Cost of service revenue	1,338	1,045	2,618	2,025
Amortization of intangible assets	510	510	1,020	817

Total cost of revenue	2,566	1,936	4,803	3,467
Gross profit	9,980	8,104	19,700	16,698
Operating expenses:
Research and development	2,949	3,055	5,824	5,968
Sales and marketing	6,333	6,208	12,572	10,916
General and administrative	1,341	1,022	2,844	2,344
Stock-based compensation expense(1)	93	299	229	381
Amortization of intangible assets	321	440	642	716
Merger-related and other costs	(96)	469	(96)	469

Total operating expenses	10,941	11,493	22,015	20,794

Operating loss	(961)	(3,389)	(2,315)	(4,096)
Other income, net	176	83	405	254

Net loss before provision for income taxes	(785)	(3,306)	(1,910)	(3,842)
Provision for income taxes	6	6	19	1

Net loss	$(791)	$(3,312)	$(1,929)	$(3,843)

Net loss per share—basic and diluted	$(0.02)	$(0.07)	$(0.04)	$(0.08)

Weighted average shares—basic and diluted	48,288	47,746	48,241	45,479
(1) Stock-based compensation is further classified as follows:

Cost of service revenue	$1	$4	$2	$11
Research and development	30	91	83	119
Sales and marketing	25	195	68	239
General and administrative	37	9	76	12

Total stock-based compensation	$93	$299	$229	$381

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,929)	$(3,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	229	381
Depreciation and amortization expenses	2,258	2,310
Loss on disposal of property and equipment	21	81
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,716)	2,699
Other current assets and other assets	208	46
Accounts payable, accrued liabilities, and other long-term liabilities	1,353	(1,687)
Accrued merger-related and other costs	(694)	202
Deferred revenue	2,621	77

Net cash provided by (used in) operating activities	1,350	(138)
Cash flows from investing activities:
Purchase of property and equipment	(618)	(582)
Acquisitions of Incubator Limited and Corvigo, Inc., net of cash acquired	—	(3,405)

Net cash used in investing activities	(618)	(3,987)
Cash flows from financing activities:
Repayments of borrowings	(133)	(134)
Proceeds from issuance of common stock	195	528

Net cash provided by financing activities	62	394
Effect of exchange rate on cash and cash equivalents	85	(28)

Net increase (decrease) in cash and cash equivalents	879	(3,759)
Cash and cash equivalents, beginning of period	21,435	25,351

Cash and cash equivalents, end of period	$22,314	$21,592

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$13	$17

Cash paid during the period for taxes	$9	$20

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, respectively, and cash flows for the six months ended June 30, 2005 and 2004, respectively. The results for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2005.

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

(2) Stock-Based Compensation

Tumbleweed accounts for its stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). As such, compensation expense is recorded for fixed plan stock options on the date of grant when the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

In the three months ended June 30, 2004, Tumbleweed recorded deferred stock-based compensation of $183,000 to recognize the fair value of stock options granted to a non-employee for professional services. The assumptions used to value the option grant were a contractual life of 10.0 years, volatility of 100%, risk-free interest rate of 2.58%, and dividend yield of 0%.

Tumbleweed recognized stock-based compensation expense of approximately $93,000 and $299,000, in the three months ended June 30, 2005 and 2004, respectively, and approximately $229,000 and $381,000, in the six months ended June 30, 2005 and 2004, respectively.

Had stock-based compensation expense for its stock-based compensation plan been determined consistent with the fair value approach set forth in Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation (“SFAS 123”), Tumbleweed’s net losses for the three and six months ended June 30, 2005 and 2004, respectively, would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss as reported	$(791)	$(3,312)	$(1,929)	$(3,843)
Add: Stock-based compensation expense included in net loss	93	299	229	381
Less: Total stock-based compensation expense determined under fair value based method for all awards	$(1,441)	$(2,222)	$(3,425)	$(3,572)

Net loss pro forma	$(2,139)	$(5,235)	$(5,125)	$(7,034)
Basic and diluted net loss per share as reported	$(0.02)	$(0.07)	$(0.04)	$(0.08)
Basic and diluted net loss per share pro forma	$(0.04)	$(0.11)	$(0.11)	$(0.15)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

For purposes of computing pro forma net loss, the fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model. The assumptions used to value the option grants are stated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock options:
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Volatility	94%	132%	94%	132%
Risk-free interest rate	3.84%	3.35%	3.79%	2.97%
Dividend yield	0%	0%	0%	0%

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supercedes APB 25. SFAS 123R requires Tumbleweed to recognize in its financial statements the fair value of all share-based payments to employees, including grants of employee stock options, beginning with the first annual period starting after June 15, 2005. Tumbleweed will adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, Tumbleweed must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Tumbleweed is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. Tumbleweed has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

On July 19, 2005, Tumbleweed’s Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $3.82 per share previously awarded to its employees (including its executive officers) and its directors under its stock option plans. The acceleration of vesting was effective for stock options outstanding as of July 19, 2005. Options to purchase approximately 1.7 million shares of common stock were accelerated. All of the options accelerated had exercise prices greater than Tumbleweed’s common stock price of $3.24 on the date of acceleration. The weighted average exercise price of the options accelerated was $5.00. The purpose of the acceleration was to enable Tumbleweed to avoid recognizing compensation expense associated with these options in future periods in its consolidated statement of operations upon adoption of SFAS 123R. Tumbleweed also believes that because the options accelerated had exercise prices in excess of the price of Tumbleweed’s common stock on the date of acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Warrants and options for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	1,638	5,549	1,840	6,038
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	10,139	2,510	8,317	2,234

Total potential shares of common stock excluded from diluted net loss per share	11,777	8,059	10,157	8,272

(4) Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market mutual funds with qualified financial institutions. To reduce credit risk with accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial conditions and, when necessary, records an allowance for credit losses. One customer comprised 16% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at June 30, 2005. This balance was collected in full in July 2005. One customer comprised 14% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2004. This balance was collected in full during the three months ended March 31, 2005. For the three months ended June 30, 2005, one customer comprised 10% of Tumbleweed’s revenue. For the six months ended June 30, 2005 and for the three and six months ended June 30, 2004, no single customer comprised 10% or more of Tumbleweed’s revenue.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

(5) Business Combinations

On March 18, 2004, Tumbleweed completed the acquisition of Corvigo, an anti-spam appliance vendor. The acquisition was entered into to strengthen Tumbleweed’s position in the anti-spam and email security markets and to accelerate Tumbleweed’s distribution plans through the addition of resellers already selling the Corvigo appliance. The purchase price of $40.9 million consisted of an exchange of 4,732,284 shares of Tumbleweed’s common stock with a fair value of $32.8 million based on the fair value of Tumbleweed’s common stock on the date of the acquisition, cash paid of $6.0 million, assumed stock options with a fair value of $1.3 million, severances for former Corvigo employees of $97,000, and other acquisition-related costs of $727,000, consisting primarily of legal fees, banking fees, and accounting fees.

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

As part of the acquisition of Incubator, Tumbleweed agreed that in the event that a specified sales goal was met in Tumbleweed’s European sales region in the year ending December 31, 2004, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock. During the three months ended September 30, 2004, the purchase agreement was amended to issue 62,509 shares to the former owners of Incubator worth $183,000 based on the fair value of Tumbleweed’s stock on the date of issuance as consideration for progress towards the European sales goal in the first six months of 2004. In addition, in the event that specified sales goals are met in Tumbleweed’s European sales region for the two-year period ending December 31, 2005, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock worth $1,000,000 plus 10% of the amount of Tumbleweed’s European sales in excess of the sales goal for the year ending December 31, 2005.

A summary of intangible assets as of June 30, 2005 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(2,794)	$3,056
Customer base and reseller agreements	3	3,700	(1,881)	1,819
Maintenance agreements	3 to 4	1,200	(632)	568
Trademarks and trade names	4	350	(155)	195

		$11,100	$(5,462)	$5,638

A summary of intangible assets as of December 31, 2004 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(1,955)	$3,895
Customer base and reseller agreements	3	3,700	(1,283)	2,417
Maintenance agreements	3 to 4	1,200	(452)	748
Trademarks and trade names	4	350	(111)	239

		$11,100	$(3,801)	$7,299

The amounts above exclude an acquired workforce intangible asset of $476,000 resulting from the issuance by Tumbleweed in September 2003 of 86,538 shares of stock to a company to recruit certain of its contract engineers to Tumbleweed as employees in Tumbleweed’s development center in Bulgaria. This intangible asset was amortized in full as of September 30, 2004.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

The estimated amortization for each of the fiscal years subsequent to June 30, 2005, is as follows (in thousands):

Year Ending December 31,
2005	1,660
2006	2,508
2007	1,238
2008	232

$5,638

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, the goodwill acquired in the Valicert, Inc.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

(“Valicert”), Incubator, and Corvigo acquisitions will not be amortized, but instead, the goodwill balances will be tested for impairment at least annually and more frequently if certain impairment conditions exist. Any future impairment loss related to the goodwill recorded in connection with the acquisitions of Valicert, Incubator, and Corvigo will not be deductible by Tumbleweed for federal income tax purposes.

Merger-related and other costs

Merger-related and other costs of a net credit of $96,000 for the three and six months ended June 30, 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom partially offset by a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit. The Slough lease was assumed during the acquisition of Interface, Inc. in 2000 and covered approximately 13,000 square feet of office space. The lease was for a term ending in 2020 with quarterly rent payments of approximately $65,000. The final lease settlement payment for the Slough lease of approximately $113,000 was made in July 2005.

Merger-related and other costs of $469,000 for the three and six months ended June 30, 2004 consist of $376,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo and Incubator acquisitions and the sale of Tumbleweed’s development subsidiary in India to a third party in June of 2004, $26,000 for a loss on the sale of Tumbleweed’s development subsidiary in India, and $67,000 of other merger-related costs. Tumbleweed’s development center subsidiary in India was acquired in the acquisition of Valicert and supported Tumbleweed’s engineering, customer support, and consulting functions. This subsidiary was sold to consolidate Tumbleweed’s offshore development in its existing Bulgaria location.

During the last three quarters of 2004, Tumbleweed recorded expenses for Merger-related and other costs of $1.1 million consisting of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of Tumbleweed’s development subsidiary in India to a third party in June of 2004, $183,000 related to anticipated losses on an operating lease in Palo Alto, California, $168,000 related to anticipated losses on the operating lease in Slough, a credit of $44,000 for a gain on the sale of Tumbleweed’s development center subsidiary in India, and $68,000 of other merger-related costs. The Palo Alto lease was assumed during the acquisition of Corvigo and covers approximately 12,000 square feet of office space. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Subsequent to the acquisition of Corvigo, Tumbleweed decided to vacate the Palo Alto facility. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and the remaining balance for that liability was reclassified on the consolidated balance sheet from Accrued liabilities to Accrued merger-related and other costs to be tracked along with the liability resulting from the revised estimate recorded in the three months ending September 30, 2004. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than Tumbleweed’s rent payments due to a weak office rental market in and around Palo Alto. The $168,000 charge was recorded due to a revised estimate of the term of expected subleases on the building due to a weak office rental market in and around Slough.

The following table describes merger-related and other costs recorded in 2005, 2004 and 2003 (in thousands):

	Severance costs	Anticipated operating lease losses	Merger- related marketing programs	Gain on sale of Indian subsidiary	Other merger- related costs	Total
Balance December 31, 2003	$232	$793	$141	$—	$—	$1,166
2004 costs (credits)	703	351	—	(44)	68	1,078
2004 reclassifications	—	116	—	—	—	116
2004 payments	(598)	(392)	(141)	44	(68)	(1,155)

Balance December 31, 2004	$337	$868	$—	$—	$—	$1,205
2005 costs (credits)	200	(296)	—	—	—	(96)
2005 payments	(278)	(320)	—	—	—	(598)

Balance June 30, 2005	$259	$252	$—	$—	$—	$511

Severance costs are scheduled to be paid until 2007. Payments for anticipated remaining losses on the operating lease are expected to occur over the life of the lease, which ends in 2007.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments, recorded net of tax. Comprehensive loss for the three months and six months ending June 30, 2005 and 2004, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(791)	$(3,312)	$(1,929)	$(3,843)
Other comprehensive income (loss)—translation adjustments	17	(9)	85	(28)

Comprehensive loss	$(774)	$(3,321)	$(1,844)	$(3,871)

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
North America	$11,352	$8,906	$21,957	$17,811
Europe	980	886	2,089	1,729
Asia	214	248	457	625

Total	$12,546	$10,040	$24,503	$20,165

Substantially all of Tumbleweed’s long-lived assets are located in the United States.

(8) Contingencies

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering (“IPO”) through December 6, 2000. It names as defendants Valicert, its former Chief Executive Officer, its Chief Financial Officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to the paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

In June 2003, Tumbleweed was served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s IPO) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which remains pending. An adverse outcome in this case could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

All costs incurred as a result of these legal proceedings and claims are charged to expense as incurred. Tumbleweed indemnifies its customers from third party claims of intellectual property infringement relating to the use of its products. Historically, costs related to these guarantees have not been significant. Tumbleweed is unable to estimate the potential impact of these guarantees on its future results of operations.

(9) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We will adopt the provisions of SFAS 154 in the first quarter of 2006, beginning January 1, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R. This interpretation expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non generally accepted accounting principles financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. Tumbleweed will adopt SAB 107 in connection with its adoption of SFAS 123R in the first quarter of 2006, beginning January 1, 2006, which is expected to have a material impact on its consolidated results of operations and earnings per share.

FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Tumbleweed has adopted FSP 109-2 and the adoption did not have a material impact on its financial position or results of operations.

(10) Subsequent Event

On July 19, 2005, Tumbleweed’s Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $3.82 per share previously awarded to its employees (including its executive officers) and its directors under its stock option plans. The acceleration of vesting was effective for stock options outstanding as of July 19, 2005. Options to purchase approximately 1.7 million shares of common stock were accelerated. All of the options accelerated had exercise prices greater than Tumbleweed’s common stock price of $3.24 on the date of acceleration. The weighted average exercise price of the options accelerated was $5.00. The purpose of the acceleration was to enable Tumbleweed to avoid recognizing compensation expense associated with these options in future periods in its consolidated statement of operations upon adoption of SFAS 123R. Tumbleweed also believes that because the options accelerated had exercise prices in excess of the price of Tumbleweed’s common stock on the date of acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

We are trusted by over 1,200 enterprise customers who use our products to connect with over ten thousand corporations and millions of end-users. Our market focus is in the financial services, healthcare, and government segments. Our security software and appliances provide comprehensive, modular solutions for email, file transfer and identity validation applications. Using products from our extensive portfolio, organizations can more safely and reliably conduct business over the internet.

Overview of the Three and Six Month Periods Ended June 30, 2005

Our operating results during the three and six months ended June 30, 2005 improved relative to the same three and six months in 2004 in revenue, net loss, and cash flow. Our growth in revenue of 25% and 22% in the three and six month periods ended June 30, 2005, respectively, from the same three and six months in 2004, was driven by a number of factors including increased revenue from our Mailgate, Validation Authority, and Secure Transport products, an increase in patent license revenue, and revenue growth in our targeted customer sectors in the financial services, health care, and government industries. Our reduction in net loss of 76% and 50% in the three and six month periods ended June 30, 2005, respectively, from the same three and six months in 2004, was due to our growth in revenues and our continuing focus on generating cost efficiencies including our development center in Bulgaria which has allowed us to augment our research and development and services offerings at a relatively lower cost structure. In addition, we were cash flow positive from operations and overall in the six months ended June 30, 2005 due to our reduction in net loss.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Our backlog excludes all items relating to consulting and training services. Backlog was $22.9 million and $20.4 million at June 30, 2005 and December 31, 2004, respectively. We believe that $16.7 million of the backlog at June 30, 2005 will be recognized as revenue in the next twelve months.

Outlook

We believe that our success in 2005 will depend on our ability to increase customer adoption of our MailGate, SecureTransport, and Valicert Validation Authority products; the ability to successfully expand our sales through distribution by third party resellers; our ability to further implement the processes related to selling hardware appliance products, such as supply chain effectiveness; and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government industries; timing of the closure of customer contracts; growing our sales internationally; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risks and Uncertainties That You Should Consider Before Investing In Tumbleweed” section for additional information.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

We believe that the following critical accounting policies represent areas where significant judgments and estimates have been used in the preparation of our consolidated financial statements.

Revenue Recognition

We derive our revenue from three sources: (i) product revenue, which includes license fees for products sold as software or on appliances, subscription-based license fees, and transaction-based license fees; (ii) service revenue, which includes support and maintenance fees, consulting fees, and training fees; and (iii) intellectual property and other revenue, which includes patent license fees and the sale of distribution rights. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management.

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition” With Respect to Certain Transactions.

We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

•	Persuasive evidence of an arrangement exists. We require a written contract, signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard license arrangement or volume purchase agreement with us prior to recognizing revenue on an arrangement.

•	Delivery has occurred. We deliver software to our customers physically or electronically. For physical deliveries, our standard transfer terms are typically free on board shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software on its hardware.

•	The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require the arrangement fee to be due within 90 days. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable.

•	Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial position and ability to pay. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when cash is collected.

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

We evaluate goodwill on an annual basis during the second quarter of our fiscal year for indications of impairment based on our fair value as determined by our market capitalization in accordance with in Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”). If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during 2005 or 2004, respectively. As of June 30, 2005, we had goodwill of $48.1 million.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Accrual for Anticipated Operating Lease Losses

During 2003 we recognized a charge of $996,000 related to potential losses on an operating lease in Slough, United Kingdom that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include required repairs, remaining lease liabilities, and brokerage fees, offset by estimated sublease income. During the three months ended December 31, 2004 we recognized an additional charge of $168,000 on this same lease that was included in our consolidated statement of operations as Merger-related and other costs due to a revised estimate of the term of expected subleases on the building. During the three months ended June 30, 2005, we recognized a $296,000 credit related to this same lease that was included in our consolidated statement of operations as Merger-related and other costs due to the combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of this lease being less than the existing accrual for the loss on the lease. During the three months ended September 30, 2004, we recognized a charge of $183,000 related to potential losses on an operating lease in Palo Alto, California that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include remaining lease liabilities and brokerage fees, offset by estimated sublease income. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than Tumbleweed’s rent payments due to a weak office rental market in and around Palo Alto. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with a sublessee, sublease rates, and brokerage fees. Each reporting period we review these estimates, and to the extent that our assumptions change and/or actual charges are incurred, the ultimate charge for the loss on this operating lease could vary from our current estimates.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2005 and 2004

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property and other revenue consists of patent license fees and the sale of distribution rights. Total revenue for the three months ended June 30, 2005 increased to $12.5 million from $10.0 million for the same three months in 2004. The increase in total revenue was primarily due to a $946,000 increase in support and maintenance revenue, a $898,000 increase in license revenue, and a $479,000 increase in patent license revenue. Total revenue for the six months ended June 30, 2005 increased to $24.5 million from $20.2 million for the same six months in 2004. The increase in total revenue was primarily due to a $1.8 million increase in support and maintenance revenue, a $1.3 million increase in license revenue, and a $1.3 million increase in patent license revenue.

Product revenue increased to $5.3 million for the three months ended June 30, 2005 from $4.5 million for the same three months in 2004. The increase in product revenue was primarily due to an increase in license revenue of $898,000, partially offset by a decrease in subscription-based license revenue of $150,000. Product revenue increased to $9.7 million for the six months ended June 30, 2005 from $8.5 million for the same six months in 2004. The increase in product revenue was primarily due to an increase in license revenue of $1.3 million, partially offset by a decrease in transaction-based license revenue of $105,000. The increases in license revenue for the three and six month periods were primarily due to an increased volume of license contracts. The decreases in subscription-based license revenue for the three month period and transaction-based license revenue for the six month period were due to our continued transition away from those selling models and towards selling perpetual licenses with associated support and maintenance contracts.

Service revenue increased to $6.4 million for the three months ended June 30, 2005 from $5.1 million for the same three months in 2004. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $946,000 and an increase in consulting revenue of $355,000. Service revenue increased to $12.5 million for the six months ended June 30, 2005 from $10.7 million for the same six months in 2004. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $1.8 million. The increases in support and maintenance revenue were due to revenue growth in our installed customer base, an increase in sales of our dynamic anti-spam service which is sold on a subscription fee basis, and an expansion of our customer base. The increase in consulting revenue for the three month period was due to increased consulting opportunities due to the expansion of our customer base.

Intellectual property and other revenue increased to $841,000 for the three months ended June 30, 2005 from $362,000 for the same three months in 2004. Intellectual property and other revenue increased to $2.2 million for the six months ended June 30, 2005 from $932,000 for the same six months in 2004. The increases in intellectual property and other revenue were due to increases in patent license revenue.

Cost of revenue. Cost of revenue is comprised of product costs, service costs, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to the acquisitions of Valicert, Inc. (“Valicert”), Incubator, and Corvigo. Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, the cost of our appliance products, and employee and employee-related costs for hardware operations. Service costs are comprised primarily of employee and employee-related costs for customer support, consulting, and contract development projects with third parties. Total cost of revenue increased to $2.6 million for the three months ended June 30, 2005 from $1.9 million for the same three months in 2004. The increase in total cost of revenue was due to a $337,000 increase in product costs and a $293,000 increase in service costs. Total cost of revenue increased to $4.8 million for the six months ended June 30, 2005 from $3.5 million for the same six months in 2004. The increase in total cost of revenue was due to a $593,000 increase in service costs, a $540,000 increase in product costs, and a $203,000 increase in the amortization of intangible assets.

Product costs increased to $718,000 for the three months ended June 30, 2005 from $381,000 for the same three months in 2004. Product costs increased to $1.2 million for the six months ended June 30, 2005 from $625,000 for the same six months in 2004. The increases in product costs were primarily due to increases in hardware, software, and employee and employee-related costs associated with our appliance products due to an increase in the sales of appliance products in 2005. We expect cost of product revenue to continue increase on a year-over-year basis for the remainder of 2005 if appliance sales increase as a proportion of our total sales as expected.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Service costs increased to $1.3 million for the three months ended June 30, 2005 from $1.0 million for the same three months in 2004. Service costs increased to $2.6 million for the six months ended June 30, 2005 from $2.0 million for the same six months in 2004. The increases in service costs for the three and six month periods ended June 30, 2005 were due to increases in employee and employee-related costs, partially offset by decreases in allocated overhead charges. Employee and employee-related costs increased by $337,000 and $731,000, respectively, for the three and six months ended June 30, 2005 due to an increase in average services headcount. Average services headcount increased to 48 and 46, respectively, for the three and six months ended June 30, 2005, from 41 and 38, respectively, for the same three and six months in 2004. The increase in average services headcount was primarily due to the acquisition of Incubator near the end of the three months ended March 31, 2004, which provided us with a services organization in the United Kingdom. Allocated overhead charges decreased by $95,000 and $195,000, respectively, for the three and six months ended June 30, 2005, due to a decrease in our allocable cost base caused by lower information technology and facility costs.

Amortization of intangible assets included in cost of revenue was $510,000 for both the three months ended June 30, 2005 and June 30, 2004, respectively. Amortization of intangible assets included in cost of revenue increased to $1.0 million in the six months ended June 30, 2005 from $817,000 for the same six months in 2004. The increase in the amortization of intangible assets included in cost of revenue for the six month period was due to the acquisitions of Incubator and Corvigo in March of 2004 since there was a full six months of amortization during the six months ended June 30, 2005 compared to less than four months of amortization recognized during the same six months in 2004.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended June 30, 2005 decreased to $2.9 million from $3.1 million for the same three months in 2004. Research and development expenses for the six months ended June 30, 2005 decreased to $5.8 million from $6.0 million for the same six months in 2004. The decreases in research and development expenses were primarily due to decreases in allocated overhead charges, partially offset by increases in employee and employee-related costs. Allocated overhead charges decreased by $271,000 and $444,000, respectively, for the three and six months ended June 30, 2005 due to a decrease in our allocable cost base caused by lower information technology and facility costs. Employee and employee-related costs increased by $180,000 and $344,000, respectively, for the three and six months ended June 30, 2005 primarily due to salary increases.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, travel expenses, and costs associated with marketing programs. Sales and marketing expenses for the three months ended June 30, 2005 increased to $6.3 million from $6.2 million for the same three months in 2004. Sales and marketing expenses for the six months ended June 30, 2005 increased to $12.6 million from $10.9 million for the same six months in 2004. The increase in sales and marketing expenses for the three months ended June 30, 2005 was primarily due to a $187,000 increase in marketing programs, Marketing programs increased due to an increase in marketing initiatives targeted at growing our revenues. The increase in sales and marketing expenses for the six months ended June 30, 2005 was primarily due to a $734,000 increase in employee and employee-related costs, a $522,000 increase in marketing programs, and a $112,000 increase in travel expenses. Employee and employee-related costs increased due to increased commissions as a result of increased sales. Travel expenses also increased as a result of increased sales.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related and support costs for our administrative, finance, legal, and human resources departments as well as public reporting costs, bad debt expense, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended June 30, 2005 increased to $1.3 million from $1.0 million for the same three months in 2004. General and administrative expenses for the six months ended June 30, 2005 increased to $2.8 million from $2.3 million for the same six months in 2004. The increases in general and administrative expenses were primarily due to increases in commissions and recruiting expenses. Commissions increased by $76,000 and $194,000 in the three and six months ended June 30, 2005, respectively, due to an increase in patent license revenue. Recruiting expenses increased by $121,000 and $214,000 in the three and six months ended June 30, 2005, respectively, due to the utilization of third-parties to assist in our hiring processes, including the recruitment of our new Chief Executive Officer, with no comparable expenses for the three and six months ended June 30, 2004.

Stock-based compensation expense. Stock-based compensation expense consists of the amortization of deferred stock-based compensation recorded as a result of stock option grants to non-employees, unvested options assumed in the Valicert and Corvigo acquisitions, options granted to employees at exercise prices less than the fair value of the underlying stock on the grant date, and the vesting acceleration of certain employees’ stock options, net of credits related to stock options granted to employees who were later terminated before the options vested. Stock-based compensation expense for the three months ended June 30, 2005 decreased to $93,000 from $299,000 for the same three months in 2004. Stock-based compensation expense for the six months ended June 30, 2005 decreased to $229,000 from $381,000 for the same six months in 2004. The decreases in stock-based compensation expense were due to reductions in the amortization of deferred stock-based compensation resulting from unvested options assumed in the Valicert and Corvigo acquisitions as expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supercedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first annual period after June 15, 2005. We will adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 included in the Notes to Condensed Consolidated Financial Statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

On July 19, 2005, our Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $3.82 per share previously awarded to our employees (including our executive officers) and our directors under the our stock option plans. The acceleration of vesting was effective for stock options outstanding as of July 19, 2005. Options to purchase approximately 1.7 million shares of common stock were accelerated. All of the options accelerated had exercise prices greater than our common stock price of $3.24 on the date of acceleration. The weighted average exercise price of the options accelerated was $5.00. The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in future periods in our consolidated statement of operations, upon adoption of SFAS 123R. We also believe that because the options accelerated had exercise prices in excess of the price of our common stock on the date of acceleration, the options had limited economic value and were not fully achieving their original objective of incentive compensation and employee retention.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Incubator, and Corvigo acquisitions, and the amortization of an acquired workforce intangible asset related to the conversion of certain former contract engineers to employees in our offshore development center in Bulgaria. Amortization of intangible assets included in operating expenses for the three months ended June 30, 2005 decreased to $321,000 from $440,000 for the same three months in 2004. Amortization of intangible assets included in operating expenses for the six months ended June 30, 2005 decreased to $642,000 from $716,000 for the same six months in 2004. The decreases in the amortization of intangible assets included in operating expenses was due to the amortization in full during 2004 of the acquired workforce asset, partially offset by a full six months of amortization of the intangible assets acquired in the acquisitions of Incubator and Corvigo, during the six months ended June 30, 2005, compared to less than four months of amortization recognized during the same six months in 2004.

Merger-related and other costs. Merger-related and other costs of a net credit of $96,000 for the three and six months ended June 30, 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom and a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit.

Merger-related and other costs of $469,000 for the three and six months ended June 30, 2004 consist of $376,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo and Incubator acquisitions and the sale of Tumbleweed’s Indian subsidiary in June 2004, $26,000 for a loss on the sale of Tumbleweed’s Indian subsidiary, and $67,000 of other merger-related costs.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities and interest expense incurred on outstanding debt. Other income, net for the three months ended June 30, 2005 increased to $176,000 from $83,000 for the same three months in 2004. Other income, net for the six months ended June 30, 2005 increased to $405,000 from $254,000 for the same six months in 2004. The increases in other income, net were primarily due to increases in interest income of $85,000 and $137,000, respectively in the three and six months ended June 30, 2005 due to an increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of June 30, 2005, we had approximately $22.3 million in cash and cash equivalents.

Net cash provided by operating activities for the six months ended June 30, 2005 was $1.4 million. Net cash used in operating activities for the six months ended June 30, 2004 was $138,000. Net cash provided by operating activities for the six months ended June 30, 2005 was primarily the result of our net loss of $1.9 million and adjustments to reconcile net loss to net cash provided by operating activities including an increase in accounts payable, accrued liabilities, and other long-term liabilities of $1.4 million, and non-cash charges for depreciation and amortization expenses of $2.3 million and stock-based compensation expense of $229,000, partially offset by a decrease in accrued merger-related and other costs of $694,000. The change to net cash provided by operating activities for the six months ended June 30, 2005 of $1.4 million from net cash used in operating activities for the six months ended June 30, 2004 of $138,000 was primarily due to a decrease in our net loss of $1.9 million, partially offset by decreases in non-cash charges for depreciation and amortization expenses of $52,000 and stock-based compensation expense of $152,000.

Net cash used in investing activities for the six months ended June 30, 2005 decreased to $618,000 from $4.0 million for the same six months in 2004. Net cash used in investing activities for the six months ended June 30, 2005 was comprised of $618,000 of purchases of property and equipment. The decrease in net cash used in investing activities is due to a $3.4 million outflow for the acquisitions of Incubator and Corvigo in the six months ended June 30, 2004. The $3.4 million outflow for the acquisitions of Incubator and Corvigo includes the impact of a $6.0 million cash payment to Corvigo shareholders as part of the purchase price for Corvigo.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Net cash provided by financing activities for the six months ended June 30, 2005 decreased to $62,000 from $394,000 for the same six months in 2004. Net cash provided by financing activities for the six months ended June 30, 2005 was comprised of an inflow of $195,000 for the proceeds from the issuance of common stock as a result of the exercises of stock options, partially offset by an outflow of $133,000 related to repayments of outstanding debt originally assumed in the acquisition of Valicert. The decrease in net cash provided by financing activities was due to a $333,000 reduction in proceeds from the issuance of common stock in the six months ended June 30, 2005 as compared to the same six months in 2004 due to a reduction in stock option and warrant exercises.

As of June 30, 2005, our principal commitments consisted of obligations related to outstanding operating leases, a bank loan, and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

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

At June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of June 30, 2005, are as follows (in thousands):

	2005	2006	2007	2008	2009	After 2009	Total
Debt obligations	$143	$205	$—	$—	$—	$—	$348
Operating leases	904	1,316	934	391	—	—	3,545
Unconditional purchase obligations	235	492	320	70	—	—	1,117

Total	$1,282	$2,013	$1,254	$461	$—	$—	$5,010

The amounts above will be offset by sublease payments of $67,000, $244,000, and $20,000 in 2005, 2006, and 2007, respectively.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED

We have a history of losses and may experience losses in the future.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $7.5 million, $9.2 million, and $20.9 million in 2004, 2003, and 2002, respectively. As of June 30, 2005, we had incurred cumulative net losses of $288.7 million.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. During the three months ended June 30, 2005 and 2004, five customers comprised approximately 25% and 15% of our revenue, respectively. Five customers comprised approximately 17% of our revenue for both the six months ended June 30, 2005 and June 30, 2004, respectively.

Fluctuations in our quarterly operating results may not be predictable and may result in significant volatility in our stock price.

Our product revenue has fluctuated and our quarterly operating results may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including the timing of our target customers’ election to adopt and implement our technology, election of our customers to delay their purchase commitments or purchase in smaller amounts, and timing and ability to continue to license our patents. Further, we have experienced and may continue to experience difficulty in managing the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure as well as collecting fees owed by customers. Finally, any acquisitions or divestitures we complete as well as the announcement or introduction of new or enhanced products and services in the secure content management, content security, secure online communications, or document delivery markets may create additional volatility in our results.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our initial public offering) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which remains pending. An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Our international business exposes us to additional risks that may result in future additional costs or limit the market for product sales.

Products and services provided to our international customers accounted for 10% and 11% of our revenues for the three months ended June 30, 2005 and 2004, respectively and 10% and 12% of our revenues for the six months ended June 30, 2005 and 2004, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of June 30, 2005, none of our cash equivalents were subject to market risk.

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, our disclosure controls and procedures are effective in recording,

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering (“IPO”) through December 6, 2000. It names as defendants Valicert, its former Chief Executive Officer, its Chief Financial Officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to the paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

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

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our IPO) from August 6, 1999 to October 18, 2000. The case is now pending in the United States District Court for the Southern District of New York. In March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which remains pending. An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 9, 2005, we held our Annual Meeting of Stockholders. The stockholders voted on the following matters:

1) Election of directors: Christopher H. Greendale and Standish H. O’Grady were nominated and elected as Class III directors for a term expiring in 2008. Votes were counted as follows:

	For	Withheld
Christopher H. Greendale	32,870,224	9,427,528
Standish H. O’Grady	35,591,416	6,706,336

2) Ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2005. The selection of KPMG LLP was ratified by a vote of 41,885,403 for and 398,861 votes against, with 13,488 votes abstaining.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

ITEM 6—EXHIBITS

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between Denis M. Brotzel, Senior Vice President of Worldwide Sales, and Tumbleweed dated April 15, 2005

10.2(3)	Employment agreement between Craig D. Brennan and Tumbleweed, dated June 30, 2005

10.3(3)	Transition agreement between Jeffrey C. Smith and Tumbleweed, dated June 30, 2005

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed April 21, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed July 6, 2005.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: August 9, 2005	By:	/S/ CRAIG D. BRENNAN
Craig D. Brennan Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2005	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between Denis M. Brotzel, Senior Vice President of Worldwide Sales, and Tumbleweed dated April 15, 2005

10.2(3)	Employment agreement between Craig D. Brennan and Tumbleweed, dated June 30, 2005

10.3(3)	Transition agreement between Jeffrey C. Smith and Tumbleweed, dated June 30, 2005

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed April 21, 2005.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed July 6, 2005.