Form 10-Q
period 2005-09-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2005-11-02
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of October 31, 2005 was 49,091,868.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS (unaudited)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$25,684	$21,435
Accounts receivable, net	8,979	7,459
Other current assets	996	1,544

Total current assets	35,659	30,438
Goodwill	48,074	48,074
Intangible assets, net	4,808	7,299
Property and equipment, net	1,182	1,316
Other assets	618	589

Total assets	$90,341	$87,716

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$242	$324
Current installments of long-term debt	—	267
Accrued liabilities	5,732	5,006
Accrued merger-related and other costs	197	775
Deferred revenue	16,693	13,915

Total current liabilities	22,864	20,287
Long-term debt, excluding current installments	—	200
Accrued merger-related and other costs, excluding current portion	96	430
Deferred revenue, excluding current portion	5,183	4,248
Other long-term liabilities	136	147

Total long-term liabilities	5,415	5,025

Total liabilities	28,279	25,312
Stockholders’ equity:
Common stock	50	48
Additional paid-in capital	352,933	351,122
Treasury stock	(796)	(796)
Deferred stock-based compensation	(291)	(525)
Accumulated other comprehensive loss	(573)	(651)
Accumulated deficit	(289,261)	(286,794)

Total stockholders’ equity	62,062	62,404

Total liabilities and stockholders’ equity	$90,341	$87,716

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Product revenue	$6,736	$5,186	$16,449	$13,703
Service revenue	6,593	5,428	19,142	16,144
Intellectual property and other revenue	351	584	2,592	1,516

Total revenue	13,680	11,198	38,183	31,363
Cost of product revenue	906	453	2,071	1,078
Cost of service revenue	1,393	1,038	4,011	3,063
Amortization of intangible assets	510	510	1,530	1,327

Total cost of revenue	2,809	2,001	7,612	5,468
Gross profit	10,871	9,197	30,571	25,895
Operating expenses:
Research and development	3,141	2,860	8,965	8,828
Sales and marketing	6,493	6,487	19,065	17,403
General and administrative	1,481	1,345	4,325	3,689
Stock-based compensation expense(1)	219	141	448	522
Amortization of intangible assets	321	421	963	1,137
Merger-related and other costs	—	533	(96)	1,002

Total operating expenses	11,655	11,787	33,670	32,581

Operating loss	(784)	(2,590)	(3,099)	(6,686)
Other income (loss), net	250	(113)	655	141

Net loss before provision for income taxes	(534)	(2,703)	(2,444)	(6,545)
Provision for income taxes	4	28	23	29

Net loss	$(538)	$(2,731)	$(2,467)	$(6,574)

Net loss per share—basic and diluted	$(0.01)	$(0.06)	$(0.05)	$(0.14)

Weighted average shares—basic and diluted	48,767	47,955	48,419	46,339

(1) Stock-based compensation expense is further classified as follows:
Cost of service revenue	$(1)	$—	$1	$11
Research and development	138	45	221	164
Sales and marketing	46	90	114	329
General and administrative	36	6	112	18

Total stock-based compensation expense	$219	$141	$448	$522

See accompanying Notes to Condensed Consolidated Financial Statements

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,467)	$(6,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	448	522
Compensation for stock granted to former Incubator employees	—	183
Depreciation and amortization expenses	3,375	3,633
Loss on disposal of property and equipment	24	194
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,520)	2,541
Other current assets and other assets	519	(144)
Accounts payable, accrued liabilities, and other long-term liabilities	633	(938)
Accrued merger-related and other costs	(912)	(184)
Deferred revenue	3,713	148

Net cash provided by (used in) operating activities	3,813	(619)
Cash flows from investing activities:
Purchase of property and equipment	(774)	(965)
Acquisitions of Incubator Limited and Corvigo, Inc., net of cash acquired	—	(3,487)

Net cash used in investing activities	(774)	(4,452)
Cash flows from financing activities:
Repayments of borrowings	(467)	(200)
Proceeds from issuance of common stock	1,599	574

Net cash provided by financing activities	1,132	374
Effect of exchange rate on cash and cash equivalents	78	(60)

Net increase (decrease) in cash and cash equivalents	4,249	(4,757)
Cash and cash equivalents, beginning of period	21,435	25,351

Cash and cash equivalents, end of period	$25,684	$20,594

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20	$24

Cash paid during the period for taxes	$10	$21

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, respectively, and cash flows for the nine months ended September 30, 2005 and 2004, respectively. The results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2005.

The accompanying condensed consolidated financial statements include the accounts of Tumbleweed and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of Tumbleweed’s wholly-owned subsidiaries, Incubator, Limited (“Incubator”) and Corvigo, Inc. (“Corvigo”), have been included commencing March 15, 2004, and March 18, 2004, respectively, the effective dates of those acquisitions.

(2) Stock-Based Compensation

Tumbleweed’s stock-based compensation program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. Tumbleweed accounts for its stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). As such, stock-based compensation expense is recorded for fixed plan stock options on the date of grant when the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

In the three months ended September 30, 2005, Tumbleweed recorded deferred stock-based compensation of $178,000 to recognize the fair value of stock options granted to non-employees for professional services. The assumptions used to value the option grants were a contractual term of 10.0 years, volatility of 100%, risk-free interest rate of 4.15%, and dividend yield of 0%. The stock based compensation expense recognized for the three months ended September 30, 2005 also included expense resulting from a separation agreement with a former employee. The separation agreement modified the former employee’s existing stock option by extending the vesting period beyond the original terms of the stock option grants.

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

Tumbleweed recognized stock-based compensation expense of approximately $219,000 and $141,000, in the three months ended September 30, 2005 and 2004, respectively, and approximately $448,000 and $522,000, in the nine months ended September 30, 2005 and 2004, respectively.

Had stock-based compensation expense for its stock-based compensation plan been determined consistent with the fair value approach set forth in Statement of Financial Accounting Standards (“SFAS”) 123, Accounting for Stock-Based Compensation (“SFAS 123”), Tumbleweed’s net losses for the three and nine months ended September 30, 2005 and 2004, respectively, would have been as follows (in thousands, except per share amounts):

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(538)	$(2,731)	$(2,467)	$(6,574)
Add: Stock-based compensation expense included in net loss	219	141	448	522
Less: Total stock-based compensation expense determined under fair value based method for all awards	$(6,225)	$(3,218)	$(9,609)	$(6,754)

Net loss pro forma	$(6,544)	$(5,808)	$(11,628)	$(12,806)
Basic and diluted net loss per share as reported	$(0.01)	$(0.06)	$(0.05)	$(0.14)
Basic and diluted net loss per share pro forma	$(0.13)	$(0.12)	$(0.24)	$(0.28)

For purposes of computing pro forma net loss, the fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model. The assumptions used to value the option grants are stated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options:
Expected life	4.0 years	4.0 years	4.0 years	4.0 years
Volatility	92.32%	135%	92.32%	135%
Risk-free interest rate	4.01%	3.21%	3.85%	3.05%
Dividend yield	0%	0%	0%	0%

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires Tumbleweed to recognize in its financial statements the fair value of all share-based payments to employees, including grants of employee stock options, effective at the beginning of the next fiscal year that starts after June 15, 2005. Tumbleweed will adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006 and will continue to account for the stock compensation in accordance with APB 25 until then. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, Tumbleweed must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Tumbleweed is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share. Tumbleweed has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

On July 19, 2005, Tumbleweed’s Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $3.82 per share previously awarded to its employees (including its executive officers) and its directors under its stock option plans. The acceleration of vesting was effective for stock options outstanding as of July 19, 2005. Options to purchase approximately 1.7 million shares of common stock were accelerated. All of the options accelerated had exercise prices greater than Tumbleweed’s common stock price of $3.24 on the date of acceleration. The weighted average exercise price of the options accelerated was $5.00. Since the exercise price of all of the accelerated options exceeded Tumbleweed’s common stock price on the date of acceleration, no stock-based compensation expense was recognized as a result of the acceleration. The purpose of the acceleration was to enable Tumbleweed to avoid recognizing compensation expense associated with these options in future periods in its consolidated statement of operations upon adoption of SFAS 123R.

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Warrants and options for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	3,450	1,919	2,265	5,026
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	5,444	11,469	7,461	2,480

Total potential shares of common stock excluded from diluted net loss per share	8,894	13,388	9,726	7,506

(4) Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market mutual funds with qualified financial institutions. To reduce credit risk with accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial conditions and, when necessary, records an allowance for credit losses. One customer comprised 16% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at September 30, 2005. One customer comprised 14% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2004. This balance was collected in full during the three months ended March 31, 2005. For the three and nine months ended September 30, 2005 and September 30, 2004, respectively, no single customer comprised 10% or more of Tumbleweed’s revenue.

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

A summary of intangible assets as of September 30, 2005 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(3,214)	$2,636
Customer base and reseller agreements	3	3,700	(2,179)	1,521
Maintenance agreements	3 to 4	1,200	(722)	478
Trademarks and trade names	4	350	(177)	173

		$11,100	$(6,292)	$4,808

A summary of intangible assets as of December 31, 2004 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(1,955)	$3,895
Customer base and reseller agreements	3	3,700	(1,283)	2,417
Maintenance agreements	3 to 4	1,200	(452)	748
Trademarks and trade names	4	350	(111)	239

		$11,100	$(3,801)	$7,299

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

The amounts above exclude an acquired workforce intangible asset of $476,000 resulting from the issuance by Tumbleweed in September 2003 of 86,538 shares of stock to a company to recruit certain of its contract engineers to Tumbleweed as employees in Tumbleweed’s development center in Bulgaria. This intangible asset was amortized in full as of September 30, 2004.

The estimated amortization for each of the fiscal years subsequent to September 30, 2005, is as follows (in thousands):

Year Ending December 31,
2005	$830
2006	2,508
2007	1,238
2008	232

$4,808

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

Merger-related and other costs

There were no merger-related and other costs in the three months ended September 30, 2005. Merger-related and other costs of a net credit of $96,000 for the nine months ended September 30, 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom partially offset by a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit. The Slough lease was assumed during the acquisition of Interface, Inc. in 2000 and covered approximately 13,000 square feet of office space. The lease was for a term ending in 2020 with quarterly rent payments of approximately $65,000. The final lease settlement payment for the Slough lease of approximately $113,000 was made in July 2005.

Merger-related and other costs of $533,000 for the three months ended September 30, 2004 consist of $327,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition, $183,000 related to anticipated losses on an operating lease assumed in the Corvigo acquisition, and $23,000 of other merger-related costs.

Merger-related and other costs of $1.0 million for the nine months ended September 30, 2004 consist of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of Tumbleweed’s offshore development subsidiary in India to a third party on June of 2004, $183,000 related to anticipated losses on an operating lease assumed in the Corvigo acquisition, $26,000 for a loss on the sale of Tumbleweed’s offshore development center subsidiary in India, and $90,000 of other merger-related costs. Tumbleweed’s offshore development center subsidiary in India was acquired in the acquisition of Valicert and supported Tumbleweed’s engineering, customer support, and consulting functions. This subsidiary was sold to consolidate Tumbleweed’s offshore development in its existing Bulgaria location.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

The following table describes merger-related and other costs recorded in 2005, 2004 and 2003 (in thousands):

	Severance costs	Anticipated operating lease losses	Merger- related marketing programs	Gain on sale of Indian subsidiary	Other merger- related costs	Total
Balance December 31, 2003	$232	$793	$141	$—	$—	$1,166
2004 costs (credits)	703	351	—	(44)	68	1,078
2004 reclassifications	—	116	—	—	—	116
2004 payments	(598)	(392)	(141)	44	(68)	(1,155)

Balance December 31, 2004	$337	$868	$—	$—	$—	$1,205
2005 costs (credits)	200	(296)	—	—	—	(96)
2005 payments	(362)	(454)	—	—	—	(816)

Balance September 30, 2005	$175	$118	$—	$—	$—	$293

Severance costs are scheduled to be paid until 2007. Payments for anticipated remaining losses on the operating lease are expected to occur over the life of the lease, which ends in 2007.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments. Comprehensive loss for the three months and nine months ending September 30, 2005 and 2004, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(538)	$(2,731)	$(2,467)	$(6,574)
Other comprehensive income (loss)—translation adjustments	7	(32)	92	(60)

Comprehensive loss	$(531)	$(2,763)	$(2,375)	$(6,634)

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
North America	$12,551	$9,994	$34,508	$27,804
Europe	295	896	752	2,625
Asia	834	308	2,923	933

Total	$13,680	$11,198	$38,183	$31,363

Substantially all of Tumbleweed’s long-lived assets are located in the United States.

(8) Contingencies

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering (“IPO”) through December 6, 2000. It names as defendants Valicert, its former Chief Executive Officer, its Chief Financial Officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

In June 2003, Tumbleweed was served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s IPO) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where in March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which remains pending. An adverse outcome in this case could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

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

(9) Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Tumbleweed will adopt the provisions of SFAS 154 in the first quarter of 2006, beginning January 1, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R. This interpretation expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non generally accepted accounting principles financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. Tumbleweed will adopt SAB 107 in connection with its adoption of SFAS 123R in the first quarter of 2006, beginning January 1, 2006, which is expected to have a material impact on its consolidated results of operations and earnings per share.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

General

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized leader in providing secure Internet communication solutions for enterprises and government customers of all sizes. With our products, organizations can block security threats, protect information, safely conduct business online, and reduce their cost of doing business. Our industry-leading product suites—MailGate, SecureTransport and Valicert Validation Authority - offer solutions for anti-spam, content filtering, email encryption, multi-protocol file transfer and comprehensive identity validation.

We are trusted by over 1,400 enterprise customers who use our products to connect with over ten thousand corporations and millions of end-users. Our market focus is in the financial services, healthcare, and government segments. Our security software and appliances provide comprehensive, modular solutions for email, file transfer and identity validation applications. Using products from our extensive portfolio, organizations can more safely and reliably conduct business over the internet.

Overview of the Three and Nine Month Periods Ended September 30, 2005

Our operating results during the three and nine months ended September 30, 2005 improved relative to the same three and nine months in 2004 in revenue, net loss, and cash flow. Our growth in revenue of 22% in the three and nine month periods ended September 30, 2005 from the same three and nine months in 2004, was driven by a number of factors including increased revenue from our Mailgate and Validation Authority products, an increase in patent license revenue during nine month period ended September 30, 2005, and revenue growth in our targeted customer sectors in the health care and government industries. Our reduction in net loss of 80% and 62% in the three and nine month periods ended September 30, 2005, respectively, from the same three and nine months in 2004, was due to our growth in revenues and our continuing focus on generating cost efficiencies including our development center in Bulgaria which has allowed us to augment our research and development and services offerings at a relatively lower cost structure. In addition, we were cash flow positive from operations and overall in the nine months ended September 30, 2005 due to our reduction in net loss.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Our backlog excludes all items relating to consulting and training services. Backlog was $23.2 million and $20.4 million at September 30, 2005 and December 31, 2004, respectively. We believe that approximately $17.0 million of the backlog at September 30, 2005 will be recognized as revenue in the next twelve months.

Outlook

We believe that our success in the remainder of 2005 will depend on our ability to increase customer adoption of our MailGate, SecureTransport, and Valicert Validation Authority products; the ability to successfully expand our sales internationally and through distribution by third party resellers; our ability to further implement the processes related to selling hardware appliance products, such as supply chain effectiveness; and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government industries; timing of the closure of customer contracts; growing our sales internationally; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

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

•	Persuasive evidence of an arrangement exists. We require a written contract, signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard license arrangement or volume purchase agreement with us prior to recognizing revenue on an arrangement.

•	Delivery has occurred. We deliver software to our customers physically or electronically. For physical deliveries, our standard transfer terms are typically free on board shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software on its hardware.

•	The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require the arrangement fee to be due within 90 days. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery, assuming other revenue recognition criteria are met. If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable.

•	Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial position and ability to pay. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when cash is collected.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

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

We evaluate goodwill on an annual basis during the second quarter of our fiscal year for indications of impairment based on our fair value as determined by our market capitalization in accordance with in Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”). If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during 2005 or 2004, respectively. As of September 30, 2005, we had goodwill of $48.1 million.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2005 and 2004

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property and other revenue, results from new contracts and backlog. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property and other revenue consists of patent license fees and the sale of distribution rights. Total revenue for the three months ended September 30, 2005 increased to $13.7 million from $11.2 million for the same three months in 2004. The increase in total revenue was primarily due to a $1.8 million increase in license revenue and a $788,000 increase in support and maintenance revenue. Total revenue for the nine months ended September 30, 2005 increased to $38.2 million from $31.4 million for the same nine months in 2004. The increase in total revenue was primarily due to a $3.1 million increase in license revenue, a $2.6 million increase in support and maintenance revenue, and a $1.1 million increase in patent license revenue.

Product revenue increased to $6.7 million for the three months ended September 30, 2005 from $5.2 million for the same three months in 2004. The increase in product revenue was due to an increase in license revenue of $1.8 million, partially offset by decreases in subscription-based license revenue and transaction-based license revenue of $119,000 and $81,000, respectively. Product revenue increased to $16.4 million for the nine months ended September 30, 2005 from $13.7 million for the same nine months in 2004. The increase in product revenue was primarily due to an increase in license revenue of $3.1 million, partially offset by decreases in transaction-based license revenue and subscription-based license revenue of $187,000 and $161,000, respectively. The increases in license revenue for the three and nine month periods were primarily due to an increased volume of license contracts. The decreases in subscription-based license revenue and transaction-based license revenue for the three and nine month periods were due to our continued transition away from those selling models and towards selling perpetual licenses with associated support and maintenance contracts.

Service revenue increased to $6.6 million for the three months ended September 30, 2005 from $5.4 million for the same three months in 2004. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $788,000 and an increase in consulting revenue of $300,000. Service revenue increased to $19.1 million for the nine months ended September 30, 2005 from $16.1 million for the same nine months in 2004. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $3.1 million. The increase in support and maintenance revenue was due to revenue growth in our installed customer base, an increase in sales of our dynamic anti-spam service which is sold on a subscription fee basis, and an expansion of our customer base. The increase in consulting revenue for the three month period was due to increased consulting opportunities due to the expansion of our customer base and repeat business with existing customers for development projects.

Intellectual property and other revenue decreased to $351,000 for the three months ended September 30, 2005 from $584,000 for the same three months in 2004. The decrease in intellectual property for the three months ended September 30, 2005 was due to a decrease in patent license revenue. Intellectual property and other revenue increased to $2.6 million for the nine months ended September 30, 2005 from $1.5 million for the same nine months in 2004. The increase in intellectual property and other revenue for the nine months ended September 30, 2005 was due to an increase in patent license revenue.

Cost of revenue. Cost of revenue is comprised of product costs, service costs, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to the acquisitions of Valicert, Inc. (“Valicert”), Incubator, Limited (“Incubator”) and Corvigo, Inc. (“Corvigo”). Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, the cost of our appliance products, and employee and employee-related costs for hardware operations. Service costs are comprised primarily of employee and employee-related costs for customer support, consulting, and contract development projects with third parties. Total cost of revenue increased to $2.8 million for the three months ended September 30, 2005 from $2.0 million for the same three months in 2004. The increase in total cost of revenue was due to a $453,000 increase in product costs and a $355,000 increase in service costs. Total cost of revenue increased to $7.6 million for the nine months ended September 30, 2005 from $5.5 million for the same nine months in 2004. The increase in total cost of revenue was due to a $993,000 increase in product costs, a $948,000 increase in service costs, and a $203,000 increase in the amortization of intangible assets.

Product costs increased to $906,000 for the three months ended September 30, 2005 from $453,000 for the same three months in 2004. Product costs increased to $2.1 million for the nine months ended September 30, 2005 from $1.1 million for the same nine months in 2004. The increases in product costs were primarily due to increases in appliance costs, royalty costs, and employee and employee-related costs for hardware operations. Appliance costs increased by $257,000 and $438,000 for the three and nine months ended September 30, 2005, respectively, due to an increase in sales of our appliance products and an expense in the three months ended September 30, 2005 for obsolete inventory associated with our transition to a new appliance manufacturer. Royalty costs increased by $148,000 and $415,000 for the three and nine months ended September 30, 2005, respectively, primarily due to the addition of new software licenses from third parties included in our products. Employee and employee-related costs increased by $32,000 and $100,000 due to the addition of headcount to support supply chain efforts related to our appliance products.

Service costs increased to $1.4 million for the three months ended September 30, 2005 from $1.0 million for the same three months in 2004. Service costs increased to $4.0 million for the nine months ended September 30, 2005 from $3.1 million for the same nine months in 2004. The increases in service costs for the three and nine month periods ended September 30, 2005 were due to increases in employee and employee-related costs, partially offset by decreases in allocated overhead charges over the nine month period. Employee and employee-related costs increased by $259,000 and $915,000, respectively, for the three and nine months ended September 30, 2005 due to an increase in average services headcount. The increase in average services headcount was primarily due to the need for greater personnel resources to fulfill the requirements for our increased service revenues. Allocated overhead charges decreased by $163,000 for the nine months ended September 30, 2005, due to a decrease in our allocable cost base caused by lower information technology and facility costs.

Amortization of intangible assets included in cost of revenue was $510,000 for both the three months ended September 30, 2005 and September 30, 2004, respectively. Amortization of intangible assets included in cost of revenue increased to $1.5 million in the nine months ended September 30, 2005 from $1.3 million for the same nine months in 2004. The increase in the amortization of intangible assets included in cost of revenue for the nine month period was due to the acquisitions of Incubator and Corvigo in March of 2004 since there was a full nine months of amortization during the nine months ended September 30, 2005 compared to less than seven months of amortization recognized during the same nine months in 2004.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended September 30, 2005 increased to $3.1 million from $2.9 million for the same three months in 2004. Research and development expenses for the nine months ended September 30, 2005 increased to $9.0 million from $8.8 million for the same nine months in 2004. The increases in research and development expenses were primarily due to increases in employee and employee-related costs, partially offset by allocated overhead charges. Employee and employee-related costs increased by $349,000 and $693,000, respectively, for the three and nine months ended September 30, 2005 primarily due to salary increases and growth in engineering headcount driven by our efforts to broaden and upgrade our products. Allocated overhead charges decreased by $197,000 and $636,000, respectively, for the three and nine months ended September 30, 2005 due to a decrease in our allocable cost base caused by lower information technology and facility costs.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, travel expenses, and costs associated with marketing programs. Sales and marketing expenses were $6.5 million each for the three months ended September 30, 2005 and 2004, respectively. Sales and marketing expenses for the nine months ended September 30, 2005 increased to $19.1 million from $17.4 million for the same nine months in 2004. The increase in sales and marketing expenses for the nine months ended September 30, 2005 was primarily due to a $632,000 increase in employee and employee-related costs, a $613,000 increase in consulting costs, a $414,000 increase in marketing programs, and a $123,000 increase in travel expenses. Employee and employee-related costs increased primarily due to increased commissions as a result of increased sales. Consulting costs increased due to the increased usage of third parties to augment the capabilities of our sales and marketing employees. Travel expenses also increased as a function of our increased sales.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related and support costs for our administrative, finance, legal, and human resources departments as well as public reporting costs, bad debt expense, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended September 30, 2005 increased to $1.5 million from $1.3 million for the same three months in 2004. General and administrative expenses for the nine months ended September 30, 2005 increased to $4.3 million from $3.7 million for the same nine months in 2004. The increases in general and administrative expenses were primarily due to increases in commissions, travel, and recruiting expenses. Commissions increased by $52,000 and $248,000 in the three and nine months ended September 30, 2005, respectively, due to an overall increase in patent license revenue for the nine month period. Recruiting expenses increased by $39,000 and $253,000 in the three and nine months ended September 30, 2005, respectively, due to the utilization of third-parties to assist in our hiring processes, including the recruitment of our new Chief Executive Officer, with little comparable expenses for the three and nine months ended September 30, 2004. Travel expenses increased by $56,000 and $37,000 during the three and nine months ended September 30, 2005 primarily due to an increased volume of travel activity.

Stock-based compensation expense. Stock-based compensation expense consists of the amortization of deferred stock-based compensation recorded as a result of stock option grants to non-employees, unvested options assumed in the Valicert and Corvigo acquisitions, options granted to employees at exercise prices less than the fair value of the underlying stock on the grant date, continued vesting of stock options for a former employee after the end of their service period, and the vesting acceleration of certain employees’ stock options, net of credits related to stock options granted to employees who were later terminated before the options vested. Stock-based compensation expense for the three months ended September 30, 2005 increased to $219,000 from $141,000 for the same three months in 2004. Stock-based compensation expense for the nine months ended September 30, 2005 decreased to $448,000 from $522,000 for the same nine months in 2004. The increase in stock-based compensation expense for the three months ended September 30, 2005 is primarily due to an expense of $144,000 for the intrinsic value of stock options for a former employee that will continue to vest for a period after the employee’s service period ended during the three months ended September 30, 2005. This was partially offset by reductions in the amortization of deferred stock-based compensation resulting from unvested options assumed in the Valicert and Corvigo acquisitions as expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in Financial Accounting Standards Board (“FASB”) Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. The decrease in stock-based compensation expense for the nine months ended September 30, 2005 was due to reductions in the amortization of deferred stock-based compensation resulting from unvested options assumed in the Valicert and Corvigo acquisitions.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”) and supercedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, effective at the beginning of the next fiscal year that starts after June 15, 2005. We will adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 included in the Notes to Condensed Consolidated Financial Statements.

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

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Incubator, and Corvigo acquisitions, and the amortization of an acquired workforce intangible asset related to the conversion of certain former contract engineers to employees in our offshore development center in Bulgaria. Amortization of intangible assets included in operating expenses for the three months ended September 30, 2005 decreased to $321,000 from $421,000 for the same three months in 2004. Amortization of intangible assets included in operating expenses for the nine months ended September 30, 2005 decreased to $963,000 from $1.1 million for the same nine months in 2004. The decreases in the amortization of intangible assets included in operating expenses was due to the amortization in full during 2004 of the acquired workforce asset, partially offset by a full nine months of amortization of the intangible assets acquired in the acquisitions of Incubator and Corvigo, during the nine months ended September 30, 2005, compared to less than seven months of amortization recognized during the same nine months in 2004.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Merger-related and other costs. There were no merger-related and other costs in the three months ended September 30, 2005. Merger-related and other costs of a net credit of $96,000 for the nine months ended September 30, 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom and a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit.

Merger-related and other costs of $533,000 for the three months ended September 30, 2004 consist of $327,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition, $183,000 related to anticipated losses on an operating lease assumed in the Corvigo acquisition, and $23,000 of other merger-related costs. The operating lease covers approximately 12,000 square feet of office space in Palo Alto, California. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Anticipated future sublease rental income is expected to be less than the rent expense due to a weak office rental market in and around Palo Alto. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. Merger-related and other costs of $1.0 million for the nine months ended September 30, 2004 consist of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of our offshore development center subsidiary in India to a third party in June of 2004, $183,000 related to anticipated losses on an operating lease assumed in the Corvigo acquisition, $26,000 for a loss on the sale of our offshore development center subsidiary in India, and $90,000 of other merger-related costs.

Other income (loss), net. Other income (loss), net, is generally comprised of interest income earned on investment securities and interest expense incurred on outstanding debt. Other income, net for the three months ended September 30, 2005 increased to $250,000 compared to a loss of $113,000 for the same three months in 2004. Other income, net for the nine months ended September 30, 2005 increased to $655,000 from $141,000 for the same nine months in 2004. The increases in other income, net were partially due to increases in interest income of $109,000 and $246,000, respectively, in the three and nine months ended September 30, 2005 due to an increase in interest rates. In addition, other income increased by $118,000 and $53,000, respectively, in the three and nine months ended September 30, 2005 due to increases in amounts collected from current and former employees of acquired companies that were previously deemed uncollectible. In addition, during the three and nine months ended September 30, 2004, a loss of $113,000 was recorded primarily resulting from the sale of certain computer equipment and a gain of approximately $100,000 was recorded from the sale of a product line. No comparable gains or losses occurred during 2005. Finally, during the nine months ended September 30, 2005, income of $204,000 was recorded for the refund of previously paid value added tax related to a Valicert subsidiary. No comparable income occurred during 2004

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of September 30, 2005, we had approximately $25.7 million in cash and cash equivalents.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $3.8 million. Net cash used in operating activities for the nine months ended September 30, 2004 was $619,000. Net cash provided by operating activities for the nine months ended September 30, 2005 was primarily the result of our net loss of $2.5 million and adjustments to reconcile net loss to net cash provided by operating activities including an increase in deferred revenue of $3.7 million, non-cash charges for depreciation and amortization expenses of $3.4 million and stock-based compensation expense of $447,000, and an increase in accounts receivable of $1.5 million. The change to net cash provided by operating activities for the nine months ended September 30, 2005 of $3.8 million from net cash used in operating activities for the nine months ended September 30, 2004 of $619,000 was primarily due to a decrease in our net loss of $4.1 million.

Net cash used in investing activities for the nine months ended September 30, 2005 decreased to $774,000 from $4.5 million for the same nine months in 2004. Net cash used in investing activities for the nine months ended September 30, 2005 was comprised of $774,000 of purchases of property and equipment. The decrease in net cash used in investing activities was due to a $3.5 million outflow for the acquisitions of Incubator and Corvigo in the nine months ended September 30, 2004. The $3.5 million outflow for the acquisitions of Incubator and Corvigo includes the impact of a $6.0 million cash payment to Corvigo shareholders as part of the purchase price for Corvigo.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Net cash provided by financing activities for the nine months ended September 30, 2005 increased to $1.1 million from $374,000 for the same nine months in 2004. Net cash provided by financing activities for the nine months ended September 30, 2005 was comprised of an inflow of $1.6 million for the proceeds from the issuance of common stock as a result of the exercises of stock options, partially offset by an outflow of $467,000 related to the full repayment of outstanding debt originally assumed in the acquisition of Valicert. The increase in net cash provided by financing activities was due to a $1.0 million increase in proceeds from the issuance of common stock in the nine months ended September 30, 2005 as compared to the same nine months in 2004 due to an increase in stock option exercises.

As of September 30, 2005, our principal commitments consisted of obligations related to outstanding operating leases and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

In June 1999, we entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California that was scheduled to expire in November 2004. During the three months ended September 30, 2003, we renewed this lease in advance of the scheduled termination date at a lower monthly rent cost in exchange for an extension of the lease term. The renewed lease expires in July 2008 with current monthly rent payments of approximately $73,000. This lease obligation is included in the table below.

As a result of the Corvigo acquisition, we assumed an operating lease in Palo Alto, California. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Subsequent to the acquisition of Corvigo, we decided to vacate the Palo Alto facility. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto. This lease obligation is included in the table below.

In the acquisition of Valicert, we assumed debt of $855,000 resulting from equipment leases with two financing companies. During 2003, this debt was refinanced with an $800,000 loan with a bank. This debt was repaid in full during the three months ended September 30, 2005.

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

At September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of September 30, 2005, are as follows (in thousands):

	2005	2006	2007	2008	2009	After 2009	Total
Operating leases	$413	$1,316	$934	$391	$—	$—	$3,054
Unconditional purchase obligations	163	492	320	70	—	—	1,045

Total	$576	$1,808	$1,254	$461	$—	$—	$4,099

The amounts above will be offset by sublease payments of $34,000, $244,000, and $20,000 in 2005, 2006, and 2007, respectively.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

RISKS AND UNCERTAINTIES THAT YOU SHOULD CONSIDER BEFORE INVESTING IN TUMBLEWEED

We have a history of losses and may experience losses in the future.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $7.5 million, $9.2 million, and $20.9 million in 2004, 2003, and 2002, respectively. As of September 30, 2005, we had incurred cumulative net losses of $289.2 million.

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

If we do not develop our products, marketing and distribution channels more successfully than our competitors, our business could be harmed.

If we do not optimize our methods of producing, marketing and selling our products, it could significantly limit our ability to compete successfully against current and future competitors. The markets in which we compete are intensely competitive and rapidly changing, in part because third parties (such as hackers and spammers) whose timing and methods are somewhat unpredictable can have a significant impact on customer demand. Vendors in our markets use different methods of marketing and distribution in order to meet expected customer demand. For example, our competitors in the anti-spam market include multiple software-only vendors, appliance-only vendors, and service providers, as well as vendors that offer a combination of some or all of the foregoing. Moreover, vendors’ offerings range from single-function point products and services to more sophisticated and scalable multi-functional offerings. In addition, pricing and other terms and conditions of sales contracts also vary considerably among our competition. Because it is difficult to predict demand in our rapidly changing markets, we may not be able to manage our marketing and sales efforts in an optimal way, which may disadvantage our business in comparison to competitors.

Additional competitive factors in our industry include customer-driven requirements such as additional functionality, improved product performance, ease of use, integration capacity, platform coverage, and the quality of each vendor’s global technical support. Some of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute.

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. During the three months ended September 30, 2005 and 2004, five customers comprised approximately 22% and 25% of our revenue, respectively. During the nine months ended September 30, 2005 and 2004, five customers comprised approximately 14% and 11% of our revenue, respectively.

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

In the future, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal controls over financial reporting. In addition, in connection with the attestation process by our independent registered public accounting firm, we may encounter future problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. If we cannot favorably assess the effectiveness of our internal controls over financial reporting, investor confidence and our stock price could be adversely affected.

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

Our appliance products may not be adopted in the market and may expose us to hardware supply chain issues.

As a result of the product and technology acquired in the Corvigo acquisition, we have seen an increase in sales of our products sold as hardware appliances, which are manufactured by a third-party. The inclusion of these hardware appliances in our product portfolio subjects us to additional risks, including, but not limited to:

•	the inability of the manufacturer to perform in accordance with our expectations;

•	the inability to deliver appliance products to customers in a timely manner, harming our ability to win time-sensitive customer contracts and/or recognize revenue;

•	product shortages that could result in increased product costs;

•	price increases from suppliers that may not be able to be passed on to customers;

•	oversupply or obsolescence of inventory, which may result in the need to reduce our prices and/or write down inventory; and

•	product quality issues.

The occurrence of any of these events could adversely affect our business and operating results.

We are a defendant in two purported securities class action lawsuits that could divert management attention and resources or eventually expose us to liability.

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our initial public offering) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where in March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which remains pending. An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

We are substantially dependent on the continued services and performance of our executive officers and other key personnel and do not have long-term employment agreements with any of our key personnel. In this regard, we recently appointed a new Chief Executive Officer, which subjects us to heightened risks related to this transition as he assumes this role and makes changes to our business and operations. The loss of the services of any of our executive officers or other key employees could significantly delay or prevent the achievement of our development and strategic objectives.

Our international business exposes us to additional risks that may result in future additional costs or limit the market for product sales.

Products and services provided to our international customers accounted for 8% and 11% of our revenues for the three months ended September 30, 2005 and 2004, respectively and 10% and 11% of our revenues for the nine months ended September 30, 2005 and 2004, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of September 30, 2005, none of our cash equivalents were subject to market risk.

ITEM 4—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2005. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

During the three months ended September 30, 2005, we transitioned to a new financial system to be used for our general ledger accounting. This system is designed to enhance our financial reporting by providing more timely and accurate financial and accounting information, and by eliminating the need to transfer financial data from one financial system to another.

Other than the change mentioned above, no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thee months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our IPO) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where in March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which remains pending. An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

ITEM 5—EXHIBITS

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.4(2)	Employment agreement between James W. Guthrie and Tumbleweed, dated August 24, 2005

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed September 15, 2005.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: November 2, 2005	By:	/S/ CRAIG D. BRENNAN
Craig D. Brennan Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2005	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.4(2)	Employment agreement between James W. Guthrie and Tumbleweed, dated August 24, 2005

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed September 15, 2005.