Form 10-K
period 2005-12-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2006-03-16
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on June 30, 2005, was approximately $110,661,967. Shares held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 15, 2006 was 49,729,535.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held (Proxy Statement)	Part III

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

These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risks Factors” in Part 1 contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. You should consider these risks carefully, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

2005 FORM 10-K ANNUAL REPORT

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

PART I

Item 1—Business

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing secure Internet communication solutions for enterprise and government customers of all sizes. With our products, organizations can block security threats, protect information, safely conduct business online, and reduce their cost of doing business. Tumbleweed provides solutions for email protection, file transfers, and identity validation that allow organizations to safely conduct business over the Internet. Tumbleweed offers these solutions in three comprehensive product suites: MailGate, SecureTransport™, and Validation Authority™. MailGate provides protection against spam, viruses, and attacks, and enables policy-based message filtering, encryption, and routing. SecureTransport enables customers to safely exchange large files and transactions without proprietary software. Validation Authority is a world-leading solution for determining the validity of digital certificates.

We are trusted by approximately 1,600 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. Our market focus is in the financial services, healthcare, and government markets. We provide comprehensive security solutions for email protection, file transfers, and identity validation that allow organizations to safely conduct business over the Internet. Using products from our secure Internet communications portfolio, organizations can block security threats, protect information assets, and enable the safe exchange of messages, files, and transactions.

Tumbleweed MailGate

Tumbleweed MailGate is a suite of products for protecting, filtering, monitoring, and securing email communications. These products, which can be used individually or in combination, enable organizations to block threats at multiple points in their email networks and dynamically encrypt and route email messages based on administrator-defined policies and industry regulations. Products in the MailGate family, which is a winner of the 2006 “Recommended “Product Rating from Secure Computing magazine, include:

MailGate Email Firewall: our comprehensive email security solution for email threat prevention, content filtering and email encryption capabilities.

MailGate Appliance: our turnkey, cost-effective, and comprehensive email security solution for email threat prevention and compliance management in a simple-to-manage Linux-based appliance.

MailGate Edge: our email relay that delivers state-of-the-art network-based email defense in a simple-to-manage Linux-based appliance.

MailGate Secure Messenger: our leading enterprise secure email software solution, providing universal secure delivery methods that require no certificates or client software.

Tumbleweed SecureTransport

Tumbleweed SecureTransport is an enterprise-class, secure file transfer solution for moving financial transactions, critical business files, large documents, Extensible Markup Language, or XML, and Electronic Data Interchange (“EDI”) transactions over the Internet and private internet protocol networks. SecureTransport has been deployed at financial services, health care, and government sites around the world.

Tumbleweed Validation Authority

The Tumbleweed Validation Authority is the world’s most widely deployed Online Certificate Status Protocol (“OCSP”) responder. It validates the revocation status of any digital certificate in real-time, and is Identrus and Joint Interoperability Technology Center (“JITC”) certified. Many banks, governments and businesses have deployed Public Key Infrastructures (“PKI”) to secure everything from corporate network access to multi-million dollar electronic transactions. PKI systems depend on the use of digital certificates. Tumbleweed

Validation Authority delivers a comprehensive, scaleable framework for real-time validation of digital certificates issued by any certificate authority.

Industry Background

The use of corporate email systems, customer service applications and web services has grown as enterprises increasingly rely on these applications to communicate with their customers, business partners, and suppliers. Enterprises seek communications applications that integrate business processes and associated data with email and web applications and transform how they communicate and conduct business with their customers and partners. The volume of corporate Internet communications has grown significantly over the past several years in both the business and consumer markets. However, these systems are increasingly challenged by the threats of hackers, viruses, spam overload, email spoofing and phishing attacks.

To fully leverage the power of communicating using the Internet and email, businesses must first address the issues of security, centralized management, automation, legacy integration, and end-user behavior, as well as potential adoption issues. The policies and management protocols traditionally applied to paper or voice-based processes within a company in many cases are now being applied, appropriately, to email communications. The adoption of these policies and protocols is critical to establish compliance with regulatory requirements and to provide enterprises the same audit trail and confidentiality protections that paper processes supply. End-users are also interested in easily accessible online services and communications from the companies with which they do business.

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

Tumbleweed MailGate Suite

The Tumbleweed MailGate Suite is a family of products for protecting, filtering and monitoring email for enterprises and governments. These best-in-breed products enable businesses to manage inbound and outbound traffic, block threats, encrypt messages and optimize network performance.

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

Comply with regulations and policies: MailGate has one of the most comprehensive content filtering and intelligent routing capabilities.

Secure private information: MailGate provides industry-leading encryption technology, automatically securing and routing messages based on customer-defined policies and practices.

Reduce communication costs: MailGate eliminates potentially costly threats (viruses, denial of service/directory harvest, spam), and ensures optimal network performance.

Tumbleweed SecureTransport Suite

Tumbleweed SecureTransport is a comprehensive enterprise secure file transfer solution that enables the exchange of valuable and sensitive data over the Internet in a secure and reliable manner. SecureTransport is a centrally managed, client-server solution supporting a broad set of open standard file transfer protocols, including File Transfer Protocol, or FTP, secure FTP; HyperText Tranfer Protocol, or HTTP; Secure HTTP, or HTTPS; Secure Shell, or SSH; and Applicability Standard #2, or AS2.

SecureTransport forms the core of many financial networks, healthcare agencies, and state, local and federal governments. Financial networks use SecureTransport to move billions of dollars of financial transactions daily. Healthcare providers, payers, producers and clearing houses are linked through SecureTransport, transferring private health information. Government agencies leverage SecureTransport to communicate and share documents with other agencies and to replace outdated forms of data transfers such as EDI, leased lines, and un-secure FTP.

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

Utilize AS2 for efficient transactions: SecureTransport enables businesses to conduct EDI and business-to-business transactions without VPNs, additional infrastructure or proprietary software.

Tumbleweed Validation Authority Suite

The Tumbleweed Validation Authority is the world’s most widely deployed OCSP responder. It validates the revocation status of any digital certificate in real-time, and is Identrus and JITC certified. Many banks, governments and businesses have deployed PKI to secure everything from corporate network access to multi-million dollar electronic transactions. PKI systems depend on the use of digital certificates. These virtual IDs, which are issued by independent certificate authorities, provide a way to authenticate the identity of an individual, an organization, or a computer. However, like physical credentials used in the real world— such as passports, credit cards, and security badges—digital certificates are sometimes found to be expired, revoked or suspended. The integrity of an organization’s PKI system is only as reliable as its ability to check the validity of a certificate the moment it is presented. Tumbleweed Validation Authority delivers a comprehensive, scaleable framework for real-time validation of digital certificates issues by any certificate authority.

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

We also offer extended customer assistance 24 hours a day, 7 days a week, for those customers requiring around-the-clock support. Pricing for such support is in addition to our standard maintenance fees.

Professional services are performed for an additional fee and are offered in conjunction with the licensing or deployment of our products.

Strategy

Our objective is to be the leading provider of secure Internet communication software and appliance products for enterprises and government. Key elements of our strategy are:

•	Growing our existing position in the financial services, healthcare, and government industries and expanding into additional industries;

•	Expanding our distribution channels, including our reseller channel, to increase sales to the mid-sized enterprise market;

•	Expanding our international sales presence;

•	Leveraging our security core competency and intellectual property to increase our market share and mind share in the email security and secure file transfer markets: and

•	Expanding our market share through the continued introduction of new and enhanced functionality in the email security, secure file transfer and validation products.

Customers

We provide our customers with secure Internet communication solutions. We are trusted by approximately 1,600 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. Our market focus is in the financial services, healthcare, and government markets. Our products are sold directly and through channel partners to enterprises and governments.

For 2005, 2004, and 2003, five customers comprised approximately 11%, 12%, and 16%, respectively, of our revenue. The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. For the years ended December 31, 2005, 2004, and 2003, respectively, no single customer comprised 10% or more of our revenue.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Our backlog excludes all items relating to consulting and training services. Backlog was $23.4 million and $20.4 million at December 31, 2005 and 2004, respectively. We believe that $17.6 million of the backlog at December 31, 2005 will be recognized as revenue in 2006 in accordance with our revenue recognition policy, with the balance to be recognized thereafter.

Sales

We maintain a direct sales force that focuses on signing key enterprise and government customers as well as further penetrating existing accounts by selling them new or expanded applications. Our sales force consists of a total of 74 employees as of December 31, 2005. Sales offices currently include Redwood City, California; McLean, Virginia; Hurst, United Kingdom; New York, New York; Oakbrook Terrace, Illinois; and Singapore. Our sales force includes field sales engineers and inside sales personnel who support the account executives. Field sales engineers assist our account executives with technical presentations, customer requirements analysis and initial solution designs. Our inside sales personnel assist the account executives in managing their customer relationships and qualifying new accounts. Our sales effort is augmented by the sales forces of our channel partners. The typical sales cycle can range from one to nine months, but may be longer for large contracts.

Marketing

Our marketing strategy is to raise awareness of the ever-expanding security risks associated with organizations conducting business online, and increase recognition of Tumbleweed as a strategic supplier of solutions which mitigate these risks. We raise awareness and increase Tumbleweed mindshare through targeted, integrated campaigns highlighting both our company and our product offerings. These campaigns translate into sales opportunities for both our direct sales force and our channel partners.

Our marketing efforts are organized around three primary areas: product marketing, product management and corporate marketing. Product marketing identifies target markets and customer opportunities, and develops the positioning, programs and materials to reach customers and support sales activities. Product management translates customer and market requirements into product plans and works with our engineering team to ensure completion. Product management also trains salespeople on product information. Corporate marketing drives overall market awareness of Tumbleweed as a company and of our products through analyst and investor relations, media, events, and speaking engagements. Corporate marketing is also responsible for branding, corporate identity, and our website. Both product marketing and corporate marketing work closely with direct sales and channel sales partners to focus programs more effectively and guide product research and development.

Governmental Regulation

All of our products are subject to U.S. export control laws and applicable foreign government import, export and/or use requirements. Minimal U.S. export restrictions apply to all products, whether or not they perform encryption functions.

The Export Administration Regulations of the U.S. Department of Commerce regulate the export of most commercial products with encryption features. Under regulations issued by the Department of Commerce in January 2000, encryption products of any key length may be exported, after a one-time technical review, to non-governmental end-users around the world, except for embargoed countries and specific prohibited end-users. Encryption products may be exported to governmental end-users under special Encryption Licensing Arrangements or individual export licenses that may be issued at the discretion of the Department of Commerce. In October 2000, the Department of Commerce further revised the Export Administration Regulations to relax some reporting requirements and to remove the export licensing requirement for shipments to governmental end-users in 23 countries, including most of the United States’ major trading partners. In June 2002, the Department of Commerce amended the encryption regulations again to conform them to the control lists implemented by other countries that are also members of the Wassenaar Arrangement. We believe that we have completed the necessary technical reviews of the products and services we currently export, but new products that we acquire or develop may require technical review before we can export them. For the export of some of our products, we are subject to various post-shipment reporting requirements.

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

Intellectual Property

We own 23 U.S. patents issued by the U.S. Patent and Trademark Office including 22 utility patents and one design patent. We have filed additional utility patent applications that are now pending in the U.S. Patent and Trademark Office, and also have numerous patent applications now pending in foreign jurisdictions. In addition, we currently have 22 registered trademarks worldwide, including the mark Tumbleweed, and are pursuing other key trademarks and service marks in the U.S. and internationally.

Competition

The markets in which we compete are intensely competitive and rapidly changing. We believe there is no single competitor that offers the complete package of secure Internet communication solutions that we sell. We are aware of competitors that exist for each of our product lines and for some combined components of our solution sets.

Our principal competition for our MailGate email security solutions are companies that offer various email content filtering and anti-spam products. Some of the companies that sell products that compete with some of the features within our products include CipherTrust, Inc., Clearswift Limited, IronPort Systems, Inc., Proofpoint, Inc., Symantec Corp., and Zix Corporation.

Our principal competition for our SecureTransport solutions comes from software and service providers that include Axway and Sterling Commerce (a division of SBC Communications, Inc).

Our principal competition for our Validation Authority solution comes primarily from software providers including Alacris Inc., CoreStreet Ltd., and SyTrust Technologies GmbH.

In addition to the competitors listed above, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products or through their product development in the area of secure online communication services. These companies could include International Business Machines Corporation/Lotus Development, and Microsoft Corp.

Employees

As of December 31, 2005, we employed 320 people worldwide, including 162 in engineering, 74 in sales, 49 in professional services, 10 in marketing, and 25 combined in corporate management, finance, hardware operations, human resources, information technology, legal, and other administration. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider our relations with our employees to be good.

Our Executive Officers

Listed below are our executive officers as of March 16, 2006. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of our Board of

Directors, which follows the annual meeting of stockholders, executive officers are appointed by the Board to hold office until their resignation or removal.

Name	Title	Age
James P. Scullion	Chairman and Chief Executive Officer	49
Timothy G. Conley	Senior Vice President of Finance and Chief Financial Officer	57
Denis M. Brotzel	Senior Vice President of Worldwide Sales	54
James W. Guthrie	Executive Vice President of Products	55

James P. Scullion, Chairman of the Board of Directors and Chief Executive Officer, is responsible for driving the vision and strategy and overseeing the operations of Tumbleweed. Before being appointed as Chairman and Chief Executive Officer of Tumbleweed in January 2006, Mr. Scullion served as President and Chief Executive Officer of ComnetiX, Inc. from April 2004 to January 2006. Mr. Scullion also is a member of the Board of Directors of ComnetiX, Inc., a position he has held since January 2004. Prior to Comnetix, Mr. Scullion held leadership positions at Identix, Inc., where he served as President and Chief Operating Officer from April 1999 to June 2002, Executive Vice President from 1996 to April 1999, and Chief Financial Officer from 1990 to April 2001. Mr. Scullion was a member of the Board of Directors of Identix, Inc. from 1998 to June 2002. Mr. Scullion has served on the Board of Directors of Tumbleweed since April 2003 and was Chairman of Tumbleweed’s Audit Committee from April 2003 to January 2006.

Timothy G. Conley, Senior Vice President of Finance and Chief Financial Officer, is responsible for finance and administration. Prior to joining Tumbleweed in July 2003, Mr. Conley served as Vice President, Finance and Chief Financial Officer for Valicert, Inc. (“Valicert”) from January 2000 through June 2003 when it was acquired by Tumbleweed. Prior to joining Valicert, Mr. Conley was Vice President of Finance and Chief Financial Officer of Longboard, Inc. from September 1998 to January 2000. Prior to joining Longboard, Mr. Conley served as Vice President of Finance and Chief Financial Officer of Logicvision, from June 1997 to August 1998. Previously, Mr. Conley was Vice President of Finance and Chief Financial Officer of Verilink Corporation from November 1989 to May 1997. Mr. Conley holds a B.S. degree in Business Administration from Wisconsin State University.

Denis M. Brotzel, Senior Vice President of Worldwide Sales, is responsible for worldwide sales of Tumbleweed’s products and services. Prior to joining Tumbleweed in July 2003, Mr. Brotzel held senior management positions at Valicert from March 2000 to June 2003, including Senior Vice President of Worldwide Sales. Prior to joining Valicert, Mr. Brotzel was Vice President of Sales for EGS Inc., a division of Invensys plc., from April 1998 to February 2000. Prior to joining EGS, Mr. Brotzel served in senior executive positions and developed and led field organizations in North America, Europe and worldwide at Measurex (now a division of Honeywell Inc.) from September 1989 to March 1998, including serving as Vice President of Sales and Marketing from September 1994 to March 1998. Mr. Brotzel holds a BS in Applied Physics from the University of Middlesex, London, England.

James W. Guthrie, Executive Vice President of Products, is responsible for technical direction, product management, engineering, technical support and hardware operations. Prior to joining Tumbleweed in September 2005, Mr. Guthrie was Group Vice President at Borland Software from November 2004 to May 2005, where he was responsible for development activities for the application life-cycle management (“ALM”) integrated suite of products. Prior to joining Borland, Mr. Guthrie served as Senior Vice President of Development and Support at Vitria Technology from January 2004 to May 2004. Prior to Vitria, Mr. Guthrie served as Executive Vice President of Development and Customer Support at Brio Software (now Hyperion Solutions) from June 2001 to December 2003. Prior to Brio, Mr. Guthrie served as Vice President of Service Applications at Oracle Corporation from April 1998 to June 2001. Mr. Guthrie holds an MBA in Management Information Systems from Texas Tech University, and a BSEE from University of North Dakota.

Available Information

Our Internet address is www.tumbleweed.com. Information contained on our website is not part of this annual report on Form 10-K or any other report filed with the Securities and Exchange Commission (“SEC”). We make available free of charge on www.tumbleweed.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our web site by the end of the business day following the submission of such filings to the SEC.

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

323 No. San Fernando Blvd.

Burbank, CA 91502

Telephone: (818) 556-3700

Item 1A—Risk Factors

We have a history of losses and may experience losses in the future.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $3.9 million, $7.5 million, and $9.2 million in 2005, 2004, and 2003, respectively. As of December 31, 2005, we had incurred cumulative net losses of $290.7 million.

Our success may depend in large part upon the adoption and utilization of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed in doing so, we may not achieve or maintain profitability on a timely basis or at all. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology, and operating infrastructure. As a result, we may incur additional losses for the foreseeable future and may not achieve or maintain profitability.

If we do not develop our products, marketing, sales execution, and distribution channels more successfully than our competitors, our business could be harmed.

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

Our success will depend in part on our ability to adapt to these competing forces, to develop more effective products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products. Competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. In addition, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

In addition, our success depends in part on our ability to grow and develop our indirect distribution channels, in both North and South America as well as in Asia and Europe, and the inability to do so could adversely affect future operating results. Our failure to increase revenue through our indirect distribution channels, particularly overseas, could have a material adverse effect on our business, operating results, and financial condition. We must increase the number of strategic and other third-party relationships with vendors of Internet-related systems and application software, resellers and systems integrators. Our existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies.

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

Contractual or other issues may arise during the negotiation of license agreements that may delay the anticipated closure of a transaction and our ability to recognize revenue as anticipated.

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. For 2005, 2004, and 2003, five customers comprised approximately 11%, 12%, and 16%, respectively, of our revenue. For 2005, 2004 and 2003, respectively, no single customer comprised 10% or more of our revenue.

Fluctuations in our quarterly operating results may not be predictable and may result in significant volatility in our stock price.

Our revenue has fluctuated and our quarterly operating results may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including the timing of our target customers’ election to adopt and implement our technology, election of our customers to delay their purchase commitments or purchase in smaller amounts, and timing and ability to continue to license our patents. Further, we have experienced and may continue to experience difficulty in managing the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure as well as collecting fees owed by customers. Finally, any acquisitions or divestitures we complete as well as the announcement or introduction of new or enhanced products and services in the secure content management, content security, secure online communications, or document delivery markets may create additional volatility in our results.

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

Our revenue and profitability or loss depends on the overall demand for our products, our intellectual property, and our services, particularly within the industries in which we offer specific versions of our products. Because our sales are primarily to customers in the financial services, health care, and government industries, our business depends on the overall economic conditions and the economic and business conditions within these industries. Any weakening of the global economy, the information technology industry in particular, and the weakening of the business conditions within the above industries could cause a decrease in our revenues. A softening of demand for information technology spending caused by a weakening of the economy, domestically or internationally, could result in a decrease in revenues and continued losses.

We expect to continue making strategic investments and acquisitions and potentially divest assets, which may involve substantial costs, may substantially dilute our existing investors, and may fail to yield anticipated benefits.

We are continuously evaluating investments in complementary technologies and businesses as well as strategic divestments. Acquisitions of companies, divisions of companies, or products, including our acquisitions of Incubator and Corvigo, as well as divestitures, entail numerous risks, including:

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

As a result of acquisitions, we may acquire significant assets that include goodwill and other purchased intangibles. The testing of these intangible assets under established accounting guidelines for impairment requires significant use of judgment and assumptions. Changes in business conditions could require adjustments to the valuation of these assets.

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

We license third party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms, or at all. Some of this technology would be difficult to replace. The loss of any such licenses could result in delays or reductions of our applications until we identify, license and integrate or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could face higher royalty payments and our products may lose certain attributes or features. In the future, we might need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we could experience reduced demand for our products.

Our new products may not be adopted in the market and our appliance products may expose us to hardware supply chain issues.

From time to time we introduce new products, which may not be adopted readily or widely in the marketplace. If so, our business could be harmed. In addition, as a result of the product and technology acquired in the Corvigo acquisition in 2004, we have seen an increase in sales of our products sold as hardware appliances, which are manufactured by a third party. The inclusion of these hardware appliances in our product portfolio subjects us to additional risks, including, but not limited to:

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

Products and services provided to our international customers accounted for 10%, 11%, and 5% of our revenues for 2005, 2004, and 2003, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

In 1999, we entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California and renewed that lease in 2003. The renewed lease expires in July 2008 with current monthly rent payments of approximately $73,000.

We also maintain sales offices in Hurst, United Kingdom with a lease term expiring in 2008; McLean, Virginia with a lease term expiring in 2006; New York, New York with a lease term expiring in 2006; Singapore with a lease term expiring in 2006; and Oakbrook Terrace, Illinois with a lease term expiring in 2006. Other offices we maintain include Palo Alto, California, Pfaffikon, Switzerland, and Sofia, Bulgaria. The Palo Alto, Pfaffikon, and Sofia leases have terms expiring in 2007, 2006, and 2007, respectively. The Palo Alto lease was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto.

Other than our office space in Redwood City, California, and Sofia, Bulgaria, none of our offices individually exceed 12,000 square feet in size. Other than the facility space that we have subleased as described above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, we are currently utilizing all of our leased facility space. We believe our current facilities will be adequate to meet our needs for the foreseeable future.

Item 3—Legal Proceedings

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

Item 4—Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is listed and quoted on The Nasdaq National Market under the symbol “TMWD.” The following table sets forth, for the calendar quarters indicated, the high and low trading prices per share for our common stock, as reported on the Nasdaq National Market.

	Tumbleweed Common Stock Prices
	High	Low
2005 Year
First Quarter Ended March 31	$3.31	$2.34
Second Quarter Ended June 30	$2.71	$2.10
Third Quarter Ended September 30	$4.23	$2.60
Fourth Quarter December 31	$4.34	$2.91
2004 Year
First Quarter Ended March 31	$8.45	$6.20
Second Quarter Ended June 30	$8.04	$2.99
Third Quarter Ended September 30	$4.28	$1.72
Fourth Quarter December 31	$4.10	$2.56

As of February 15, 2006, there were approximately 297 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts through brokers.

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

Tumbleweed Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, our outstanding warrants and the number of stock options outstanding under our stock option plans, the weighted average exercise price of the stock options and warrants, and the number of stock options available for grant under our plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Stock option plans approved by stockholders	9,684,577	$4.83	1,217,177
Warrants and stock option plans not approved by stockholders	4,843,784	$6.64	4,626,558

Total	14,528,361	$5.43	5,843,735

The Valicert 1998 Stock Option Plan provides for an automatic annual increase, without the approval of stockholders, in the number of stock options available for grant of the lesser of 1,413,913 shares or 5% of the number of our shares that are issued and outstanding on the last day of the immediately preceding fiscal year.

The 1999 Omnibus Stock Incentive Plan provides for an automatic annual increase, without the approval of stockholders, in the number of stock options available for grant of the lesser of 2,000,000 shares or 5% of the number of our outstanding shares on the last day of the immediately preceding fiscal year.

The following table summarizes information about stock options outstanding as of December 31, 2005:

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.05–$0.98	1,308,127	$0.89	6.6	1,008,132	$0.88
1.01–2.52	1,470,303	1.80	7.5	840,633	1.65
2.53–2.99	4,496,205	2.63	8.7	1,264,924	2.65
3.03–4.56	3,157,940	3.42	7.1	2,127,234	3.40
4.80–5.97	2,061,563	4.83	8.3	2,057,813	4.83
6.05–9.60	424,514	6.77	7.4	424,514	6.77
10.65–18.00	458,492	15.03	4.2	458,492	15.03
20.13–118.44	505,953	38.00	4.4	505,953	38.00

$0.05–$118.44	13,883,097	$4.71	7.6	8,687,695	$5.96

In conjunction with various financing arrangements and employment recruitment services provided to us in 1998, 1999, and 2001, we issued warrants to purchase an aggregate of approximately 583,113 shares of common stock. Additional warrants to purchase an aggregate of 289,789 shares of common stock were assumed in 2003 as a result of the merger with Valicert. As of December 31, 2005 and 2004, 645,264 and 646,119 warrants to purchase common stock remain outstanding, respectively. Of the warrants that remain outstanding at December 31, 2005 433,330 expire in July 2006 with an exercise price of $26.93; 139,089 expire in November 2006 with an exercise price of $9.08; 3,830 expire in January 2007 with an exercise price of $15.66; 21,129 expire in April 2008 with an exercise price of $4.91; 10,266 expire in April 2008 with an exercise price of $5.84; 2,566 expire in February 2010 with an exercise price of $49.09; 1,283 expire in April 2010 with an exercise price of $49.09; and the remaining 33,771 expire in June 2011 with an exercise price of $6.66.

Item 6—Selected Financial Data

Our selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2005, 2004 and 2003 and the selected consolidated balance sheet data as of December 31, 2005 and 2004 are derived from our audited consolidated financial statements contained elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002, and 2001 are derived from our audited consolidated financial statements not included or incorporated by reference in this report.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$50,001	$43,438	$30,595	$25,525	$29,048
Gross profit(1)	39,636	35,489	24,951	18,467	17,090
Operating expenses(2)	44,504	43,183	34,861	38,478	129,792
Operating loss(3)	(4,868)	(7,694)	(9,910)	(20,011)	(112,702)
Net loss	(3,909)	(7,497)	(9,187)	(20,866)	(114,165)
Net loss per share—basic and diluted	$(0.08)	$(0.16)	$(0.26)	$(0.68)	$(3.78)
Shares used in calculating basic and diluted net loss per share	48,627	46,777	36,007	30,589	30,171

	December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,952	$21,435	$25,351	$29,210	$41,067
Total assets	91,104	87,716	56,346	37,809	65,310
Long-term debt, excluding current installments	—	200	467	—	9
Total stockholders’ equity	$61,217	$62,404	$32,595	$21,831	$43,095

(1)	Exclusive of stock-based compensation expense of $2, $12, $27, $10, and $317 for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.
(2)	Includes the impairment of goodwill and intangible assets of $5,713 and $50,983 for the years ended December 31, 2002 and 2001, respectively. We adopted Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment at least annually. As a result of the adoption of SFAS 142, we recorded a transitional impairment loss of $974 that was recognized in 2002 as Cumulative effect of change in accounting principle in our consolidated statement of operations.
(3)	Exclusive of stock-based compensation expense (credit) of $508, $628, $139, $(311), and $3,147 for the years ended December 31, 2005, 2004, 2003, 2002, and 2001, respectively.

The tables below present unaudited selected quarterly financial data. All necessary adjustments have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2005
Revenue:
Product revenue	$4,496	$6,736	$5,271	$4,442
Service revenue	6,961	6,593	6,434	6,115
Intellectual property and other revenue	361	351	841	1,400

Total revenue	11,818	13,680	12,546	11,957
Cost of revenue:
Cost of product revenue	848	906	718	447
Cost of service revenue	1,395	1,393	1,338	1,280
Amortization of intangible assets	510	510	510	510

Total cost of revenue (1)	2,753	2,809	2,566	2,237

Gross profit	9,065	10,871	9,980	9,720
Operating expenses:
Research and development(2)	2,923	3,141	2,949	2,875
Sales and marketing(3)	5,961	6,493	6,333	6,239
General and administrative(4)	1,567	1,481	1,341	1,503
Stock-based compensation expense	62	219	93	136
Amortization of intangible assets	321	321	321	321
Merger-related and other costs (credit)	—	—	(96)	—

Total operating expenses	10,834	11,655	10,941	11,074

Operating loss	(1,769)	(784)	(961)	(1,354)
Other income, net	327	250	176	229

Loss before income taxes	(1,442)	(534)	(785)	(1,125)
Provision for income taxes	—	4	6	13

Net loss	(1,442)	(538)	(791)	(1,138)
Other comprehensive income (loss)— translation adjustments	(20)	(7)	17	68

Comprehensive loss	$(1,462)	$(545)	$(774)	$(1,070)

Net loss per share—basic and diluted	$(0.03)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares—basic and diluted	49,243	48,767	48,288	48,195

————— Exclusive of stock-based compensation expense (credit) of:
(1) Cost of revenue	$1	$(1)	$1	$1
(2) Research and development	(2)	138	30	53
(3) Sales and marketing	54	46	25	43
(4) General and administrative	9	36	37	39

Total stock-based compensation expense	$62	$219	$93	$136

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2004
Revenue:
Product revenue	$5,925	$5,186	$4,544	$3,973
Service revenue	5,790	5,428	5,134	5,582
Intellectual property and other revenue	360	584	362	570

Total revenue	12,075	11,198	10,040	10,125
Cost of revenue:
Cost of product and service revenue	1,971	1,491	1,426	1,224
Amortization of intangible assets	510	510	510	244

Total cost of revenue (1)	2,481	2,001	1,936	1,468

Gross profit	9,594	9,197	8,104	8,657
Operating expenses:
Research and development(2)	2,735	2,860	3,055	2,913
Sales and marketing(3)	5,722	6,487	6,208	4,708
General and administrative(4)	1,630	1,345	1,022	1,322
Stock-based compensation expense	118	141	299	82
Amortization of intangible assets	321	421	440	339
Merger-related and other costs	76	533	469	—

Total operating expenses	10,602	11,787	11,493	9,364

Operating loss	(1,008)	(2,590)	(3,389)	(707)
Other income (loss), net	72	(113)	83	171

Loss before income taxes	(936)	(2,703)	(3,306)	(536)
Provision (benefit) for income taxes	(13)	28	6	(5)

Net loss	(923)	(2,731)	(3,312)	(531)
Other comprehensive loss— translation adjustments	(6)	(32)	(9)	(19)

Comprehensive loss	$(929)	$(2,763)	$(3,321)	$(550)

Net loss per share—basic and diluted	$(0.02)	$(0.06)	$(0.07)	$(0.01)

Weighted average shares—basic and diluted	48,082	47,955	47,746	43,524

————— Exclusive of stock-based compensation expense of:
(1) Cost of revenue	$1	$—	$4	$7
(2) Research and development	44	45	91	28
(3) Sales and marketing	52	90	195	44
(4) General and administrative	21	6	9	3

Total stock-based compensation expense	$118	$141	$299	$82

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and those listed under “Risk factors.”

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing secure Internet communication solutions for enterprise and government customers of all sizes. With our products, organizations can block security threats, protect information, safely conduct business online, and reduce their cost of doing business. Our industry-leading secure Internet communications product suites – MailGate, SecureTransport, and Validation Authority – provide solutions for Dynamic Anti-spam Service, content filtering, email encryption, multi-protocol file transfer and comprehensive identity validation.

We are trusted by approximately 1,600 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. Our market focus is in the financial services, healthcare, and government segments. Our security software and appliances provide comprehensive, modular solutions for email, file transfer and identity validation applications. Using products from our secure Internet communications portfolio, organizations can more safely and reliably conduct business over the internet.

Our operating results during 2005 showed improvement relative to 2004 in revenue, deferred revenue, net loss, and operating cash flow. Our 15% growth in revenue and 26% growth in deferred revenue were driven by a number of factors including increased revenue from our Mailgate, SecureTransport, and Validation Authority products, an increase in patent license revenue, and revenue growth in our targeted customer sectors in the financial services, health care, and government industries. Our reduction in net loss of 48% was due to our growth in revenues and our continuing focus on generating cost efficiencies including our development center in Bulgaria, which has allowed us to augment our research and development and services offerings at a relatively lower cost structure. In addition, our cash flow from operations increased to $4.7 million from $433,000 in 2004, primarily due to our reduction in net loss.

Outlook

We believe that our success in 2006 will depend on our ability to increase customer adoption of our products; our ability to successfully expand our sales internationally and through distribution by third party resellers; our ability to further implement the processes related to selling hardware appliance products, such as supply chain effectiveness; and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government industries; timing of the closure of customer contracts; growing our sales internationally; the integration of our new Chief Executive Officer, and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section for additional information.

Recent Events

In January 2006, our Board of Directors named James P. Scullion as Chief Executive Officer and Chairman of the Board of Directors. Mr. Scullion replaced Craig D. Brennan who had served as Chief Executive Officer and Chairman of the Board of Directors since June 30, 2005. Mr. Brennan resigned from these positions in

January 2006. Mr. Brennan had replaced Jeffrey C. Smith who had served as our Chief Executive Officer and Chairman of the Board of Directors until his resignation on June 30, 2005.

On March 18, 2004, we completed the acquisition of Corvigo, Inc. (“Corvigo”), an anti-spam appliance vendor. The purchase price of $40.9 million consisted of an exchange of 4,732,284 shares of Tumbleweed’s common stock with a fair value of $32.8 million based on the fair value of our common stock on the date of the acquisition, cash paid of $6.0 million, assumed stock options with a fair value of $1.3 million, severances for former Corvigo employees of $97,000, and other acquisition-related costs of $727,000, consisting primarily of legal fees, banking fees, and accounting fees.

On March 15, 2004, we completed the acquisition of Incubator, Limited (“Incubator”), a reseller of our products. The acquisition was entered into to expand our sales in Europe. The purchase price of $1.7 million consisted of an exchange of 224,278 shares of our common stock with a fair value of $1.6 million based on the fair value of our common stock on the date of the acquisition and other acquisition-related costs of $119,000 consisting of legal and accounting fees.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods indicated (in thousands). These statements have been derived from the consolidated financial statements contained in this Annual Report. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report.

	Years Ended December 31,
	2005	2004	2003
Revenue:
Product revenue	$20,945	$19,628	$16,342
Service revenue	26,103	21,934	12,648
Intellectual property and other revenue	2,953	1,876	1,605

Total revenue	50,001	43,438	30,595
Cost of revenue:
Cost of product revenue	2,919	1,970	959
Cost of service revenue	5,406	4,142	3,935
Amortization of intangible assets	2,040	1,837	750

Total cost of revenue	10,365	7,949	5,644

Gross profit	39,636	35,489	24,951
Operating expenses:
Research and development	11,888	11,563	9,127
Sales and marketing	25,026	23,125	15,857
General and administrative	5,892	5,319	6,170
Stock-based compensation expense (1)	510	640	166
Amortization of intangible assets	1,284	1,458	532
Write-off of in-process research and development	—	—	100
Merger-related and other costs (credit)	(96)	1,078	2,909

Total operating expenses	44,504	43,183	34,861

Operating loss	(4,868)	(7,694)	(9,910)
Other income, net	982	213	752

Net loss before provision for income taxes	(3,886)	(7,481)	(9,158)
Provision for income taxes	23	16	29

Net loss	$(3,909)	$(7,497)	$(9,187)

————— (1) Stock-based compensation expense is further classified as follows:
Cost of service revenue	$2	$12	$27
Research and development	219	208	39
Sales and marketing	168	381	80
General and administrative	121	39	20

Total stock-based compensation expense	$510	$640	$166

Years ended December 31, 2005 and 2004

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property and other revenue consists of patent license agreement fees and the sale of distribution rights. Total revenue increased to $50.0 million in 2005 from $43.4 million in 2004. The increase in total revenue was primarily due to a $1.3 million increase in product revenue, a $4.2 million increase in support and maintenance revenue, and a $1.1 million increase in patent license revenue.

Product revenue increased to $20.9 million in 2005 from $19.6 million in 2004. The increase in product revenue was due to an increase in license revenue of $1.8 million, partially offset by decreases in subscription-based license revenue and transaction-based license revenue of $290,000 and $182,000, respectively. The increase in license revenue was primarily due to an increased volume of license contracts resulting from an increase in new customers as well as an increase in contracts with existing customers. The decreases in subscription-based license revenue and transaction-based license revenue were due to our continued transition away from those selling models and towards selling perpetual licenses with associated support and maintenance contracts.

Service revenue increased to $26.1 million in 2005 from $21.9 million in 2004. The increase in service revenue was primarily due to a $3.5 million increase in support and maintenance revenue and a $493,000 increase in consulting revenue. The increase in support and maintenance revenue was due to revenue growth in our installed customer base, an increase in sales of our Dynamic Anti-spam Service, which is sold on a subscription fee basis, and an expansion of our customer base. The increase in consulting revenue was due to increased consulting opportunities due to the expansion of our customer base and repeat business with existing customers for development projects.

Intellectual property and other revenue increased to $3.0 million in 2005 from $1.9 million in 2004. The increase in intellectual property and other revenue was due to an increase in patent license revenue.

Cost of Revenue. Cost of revenue is comprised of product costs, service costs, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to the acquisitions of Valicert, Incubator, and Corvigo. Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, the cost of our appliance products, and employee and employee-related costs for hardware operations. Service costs are comprised primarily of employee and employee-related costs for customer support, consulting and training, and contract development projects with third parties. Total cost of revenue increased to $10.4 million in 2005 from $7.9 million in 2004, primarily due to a $1.3 million increase is service costs and a $949,000 increase in product costs.

Cost of product revenue increased to $2.9 million in 2005 from $2.0 million in 2004 due primarily to an increase in appliance costs, royalty costs, and employee and employee-related costs for hardware operations. Appliance costs increased by $228,000 during 2005 due to an increase in sales of our appliance products and an expense for obsolete inventory associated with our transition to a new appliance manufacturer. Royalty costs increased by $583,000 during 2005 primarily due to the addition of new software licenses from third parties included in our products. Employee and employee-related costs for hardware operations increased by $129,000 due to the addition of headcount to support supply chain efforts related to our appliance products.

Cost of service revenue increased to $5.4 million in 2005 from $4.1 million in 2004, primarily due to an increase in employee and employee-related costs. Employee and employee-related costs increased by $1.1 million during 2005 due to an increase in average services headcount to 48 employees in 2005 from 39 employees in 2004. The increase in average services headcount was primarily due to the need for greater personnel resources to fulfill the requirements for our increased service revenues. We expect cost of service revenue to increase during 2006 due to an anticipated increase in employee and employee-related costs due to increased headcount required to meet our customer requirements.

Amortization of intangible assets included in cost of revenue increased to $2.0 million in 2005 from $1.8 million in 2004 due to the acquisitions of Corvigo and Incubator in March of 2004 since there was a full twelve months of amortization during 2005 compared to less than ten full months of amortization recognized during 2004.

Research and Development Expenses. Research and development expenses are primarily comprised of employee and employee-related costs and other costs required for the development and quality assurance of our products. Research and development expenses increased to $11.9 million in 2005 from $11.6 million in 2004, primarily due to an $861,000 increase in employee and employee-related costs, partially offset by a $716,000 decrease in allocated overhead charges. Employee and employee-related costs increased primarily due to salary increases and growth in average engineering headcount to 149 employees in 2005 from 135 employees in 2004. The increase in average engineering headcount was driven by our efforts to broaden and upgrade our products. Allocated overhead charges decreased due to a decrease in our allocable cost base caused by lower information technology and facility costs. We expect research and development expenses to increase during 2006 due to an anticipated increase in headcount largely due to a realignment of resources into our research and development function from other functions during 2006.

Sales and Marketing Expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs associated with the selling and marketing of our products, travel expenses, and costs associated with marketing programs. Sales and marketing expenses increased to $25.0 million in 2005 from $23.1 million in 2004 primarily due to a $785,000 increase in employee and employee-related costs, a $417,000 increase in marketing programs, and a $123,000 increase in consulting costs. In addition, sales and marketing expenses increased due to new expenses of $295,000 associated with the expansion of our sales team in Asia during the second half of 2005. Employee and employee-related costs increased due to increased commissions as a result of increased sales in 2005. Consulting costs increased due to the increased usage of third parties to assist our sales and marketing employees. Marketing programs increased due to an increase in marketing initiatives targeted at growing our revenues. We expect sales and marketing expenses to increase during 2006 due to an anticipated increase in headcount to further expand our sales presence and an anticipated increase in marketing programs.

General and Administrative Expenses. General and administrative expenses consist primarily of employee and employee-related and support costs for our administrative, finance, legal, and human resources departments as well as public reporting costs, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses increased to $5.9 million in 2005 from $5.3 million in 2004. The increase in general and administrative expenses was primarily due to a $247,000 increase in recruiting expenses, a $161,000 increase in commissions, and a $74,000 increase in expensed equipment and software. Recruiting expenses increased due to the utilization of third-parties to assist in our hiring processes, including the recruitment of our former Chief Executive Officer, with little comparable expenses for 2004. Commissions increased due to an increase in patent license revenue for 2005. Expensed equipment and software increased due to a higher usage driven by an increased number of employees.

Stock-based compensation expense. Stock-based compensation expense consists of the amortization of deferred stock-based compensation recorded as a result of stock option grants to non-employees, unvested options assumed in the Valicert and Corvigo acquisitions, options granted to employees at exercise prices less than the fair value of the underlying stock on the grant date, continued vesting of stock options for a former employee after the end of their service period, and the vesting acceleration of certain employees’ stock options, net of credits related to stock options granted to employees who were later terminated before the options vested. Stock-based compensation expense decreased to $510,000 in 2005 from $640,000 in 2004. The decrease in stock-based compensation expense was primarily due to reductions in the amortization of deferred stock-based compensation resulting from unvested options assumed in the Valicert and Corvigo acquisitions.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123, Accounting for Stock-Based Compensation

(“SFAS 123”) and supercedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, effective at the beginning of the next fiscal year that starts after June 15, 2005. We will adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R and we expect that the adoption of SFAS 123R will have a material adverse impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123 included in the Notes to Consolidated Financial Statements.

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

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Incubator, and Corvigo acquisitions, and the conversion of certain former contract engineers to employees in our offshore development center in Bulgaria. Amortization of intangible assets included in operating expenses decreased to $1.3 million in 2005 from $1.5 million in 2004. The decrease in the amortization of intangible assets included in operating expenses was due to the amortization in full during 2004 of the acquired workforce asset, partially offset by a full twelve months of amortization of the intangible assets acquired in the acquisitions of Incubator and Corvigo, during 2005, compared to less than ten full months of amortization recognized during 2004.

Merger-related and other costs. Merger-related and other costs of a net credit of $96,000 for 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom and a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit.

Merger-related and other costs of $1.1 million for 2004 consist of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of our offshore development subsidiary in India to a third party, $183,000 related to anticipated losses on an operating lease in Palo Alto, California, $168,000 related to anticipated losses on an operating lease in Slough, United Kingdom, a credit of $44,000 for a gain on the sale of our offshore development center subsidiary in India, and $68,000 of other merger-related costs. The operating lease in Palo Alto was assumed during the acquisition of Corvigo and covers approximately 12,000 square feet of office space. Subsequent to the acquisition of Corvigo, we decided to vacate the Palo Alto facility. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and reduced sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and the remaining balance for that liability was reclassified on our consolidated balance sheet from accrued liabilities to accrued merger-related and other costs to be tracked along with the liability resulting from the revised estimate recorded in the three months ending September 30, 2004. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto. The operating lease in Slough was assumed during the acquisition of Interface, Inc. in 2000 and covered approximately 13,000 square feet of office space. The lease was for a term ending in 2020 with quarterly rent payments of approximately $65,000. The $168,000 charge was recorded due to a revised estimate of the term of expected subleases on the building. Our offshore development center subsidiary in India was acquired in the acquisition of Valicert and supported our engineering, customer support, and consulting functions. This subsidiary was sold to consolidate our offshore development in our existing Bulgaria location.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities and interest expense incurred on outstanding debt. Other income, net, increased to $982,000 in 2005 from $213,000 in 2004. The increase in other income, net was partially due to an increase in interest income of $385,000 in 2005 as a result of an increase in interest rates and a larger cash balance. In addition, during 2005, income of $204,000 was recorded for the refund of previously paid value added tax related to a Valicert subsidiary. No comparable income occurred during 2004. Finally, other income increased by $138,000 due to increases in amounts collected from current and former employees of acquired companies that were previously deemed uncollectible.

Years ended December 31, 2004 and 2003

Revenue. Total revenue increased to $43.4 million in 2004 from $30.6 million in 2003. The increase in total revenue was primarily due to a $9.3 million increase in service revenue and a $3.3 million increase in product revenue.

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

Cost of product revenue increased to $2.0 million in 2004 from $959,000 in 2003 due primarily to an increase in hardware costs due to an increase in sales of our appliance products as a result of the product and technology acquired in the Corvigo acquisition. Cost of service revenue increased to $4.1 million in 2004 from $3.9 million in 2003, primarily due to an increase in average service employees to 39 in 2004 from 30 in 2003, with the majority of the increase in headcount coming from our development center in Bulgaria. Amortization of intangible assets increased to $1.8 million in 2004 from $750,000 in 2003 due to the acquisitions of Corvigo and Incubator in March of 2004 and the acquisition of Valicert in June of 2003.

Research and Development Expenses. Research and development expenses increased to $11.6 million in 2004 from $9.1 million in 2003, primarily due to a $2.4 million increase in employee and employee-related costs as a result of an increase in average engineering headcount to 135 employees in 2004 from 96 employees in 2003. The increase in average engineering headcount was driven by our efforts to broaden and upgrade our products including the addition of employees from the Valicert and Corvigo acquisitions.

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

Merger-related and other costs. Merger-related and other costs of $1.1 million for 2004 consist of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of our offshore development subsidiary in India to a third party, $183,000 related to anticipated losses on an operating lease in Palo Alto, California, $168,000 related to anticipated losses on an operating lease in Slough, United Kingdom, a credit of $44,000 for a gain on the sale of our offshore development center subsidiary in India, and $68,000 of other merger-related costs. The operating lease in Palo Alto was assumed during the acquisition of Corvigo and covers approximately 12,000 square feet of office space. Subsequent to the acquisition of Corvigo, we decided to vacate the Palo Alto facility. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and reduced sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and the remaining balance for that liability was reclassified on our consolidated balance sheet from Accrued liabilities to Accrued merger-related and other costs to be tracked along with the liability resulting from the revised estimate recorded in the three months ending September 30, 2004. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto. The operating lease in Slough was assumed during the acquisition of Interface, Inc. in 2000 and covered approximately 13,000 square feet of office space. The lease was for a term ending in 2020 with quarterly rent payments of approximately $65,000. The $168,000 charge was recorded due to a revised estimate of the term of expected subleases on the building. Our offshore development center subsidiary in India was acquired in the acquisition of Valicert and supported our engineering, customer support, and consulting functions. This subsidiary was sold to consolidate our offshore development in our existing Bulgaria location.

Merger-related and other costs of $2.9 million for 2003 consist of $1.1 million of severance costs for Tumbleweed employees terminated in connection with the Valicert acquisition, $596,000 of merger-related marketing programs, $174,000 of other merger-related costs, and a $996,000 charge related to anticipated losses on the operating lease in Slough.

Other Income, Net. Other income, net, decreased to $213,000 in 2004 from $752,000 in 2003. The decrease in other income, net, was primarily due to a $527,000 gain on the sale in 2003, net of related commissions, of an intellectual property asset acquired during the acquisition of Valicert. No similar transaction occurred in 2004.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the issuance of equity securities. As of December 31, 2005, we had approximately $27.0 million in cash and cash equivalents.

Net cash provided by operating activities increased to $4.7 million in 2005 from $433,000 in 2004. Net cash provided by operating activities in 2005 was primarily the result of our net loss of $3.9 million and adjustments to reconcile net loss to net cash provided by operating activities including an increase in deferred revenue of $4.8 million and non-cash charges for depreciation and amortization expenses of $4.5 million and stock-based compensation expense of $510,000, partially offset by an increase in our accounts receivable balance of $1.6 million. The increase in net cash provided by operating activities in 2005 relative to 2004 was primarily due to our reduction in net loss of $3.6 million.

Net cash used in investing activities decreased to $955,000 in 2005 from $4.8 million in 2004. Net cash used in investing activities in 2005 was comprised of purchases of property and equipment. Net cash used in investing activities in 2004 was comprised of $3.5 million for the acquisitions of Incubator and Corvigo, net of cash acquired, and $1.4 million for purchases of property and equipment. The decrease in net cash used in investing activities in 2005 relative to 2004 was primarily due to a $3.5 million outflow for the acquisitions of Incubator and Corvigo in 2004 with no comparable activity in 2005. The $3.5 million outflow for the acquisitions of Incubator and Corvigo includes the impact of a $6.0 million cash payment to Corvigo shareholders as part of the purchase price for Corvigo.

Net cash provided by financing activities was $1.7 million in 2005 and $560,000 in 2004. Net cash provided by financing activities in 2005 was comprised of an inflow of $2.2 million for the proceeds from the issuance of common stock as a result of the exercises of stock options, partially offset by an outflow of $467,000 related to the full repayment of outstanding debt originally assumed in the acquisition of Valicert. Net cash provided by financing activities in 2004 was comprised of an inflow of $827,000 for the proceeds from the issuance of common stock as a result of the exercises of stock options and warrants, partially offset by an outflow of $267,000 related to repayments on outstanding debt originally assumed in the acquisition of Valicert. The increase in net cash provided by financing activities in 2005 relative to 2004 was primarily due to a $1.3 million increase in proceeds from the issuance of common stock in 2005 due to an increase in stock option exercises.

As of December 31, 2005, our principal commitments consisted of obligations related to outstanding operating leases and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

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

In the acquisition of Valicert, we assumed debt of $855,000 resulting from equipment leases with two financing companies. During 2003, this debt was refinanced with an $800,000 loan with a bank. This debt was repaid in full during 2005.

Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, and the resources devoted to the development of our products and services and to sales and marketing and other operating activities. We believe that our existing capital resources should enable us to maintain our current and planned operations for at least the next twelve months. Our current cash reserves, however, may be insufficient if we experience either lower than expected revenues or extraordinary or unexpected cash expenses, or for other reasons. Funding, if pursued, may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs, or take other steps that could harm our business or future operating results. We will continue to consider future financing alternatives, which may include the incurrence of debt, additional public or private equity offerings or an equity investment by a strategic partner; however, we have no present commitments or arrangements assuring us of any future equity or debt financing.

Off-Balance Sheet Arrangements

At December 31, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Tabular Disclosure of Contractual Obligations

Future cash payments for contractual obligations and commercial commitments as of December 31, 2005, are as follows (in thousands):

	2006	2007	2008	After 2008	Total
Operating leases	$1,715	$1,258	$523	$—	$3,496
Unconditional purchase obligations	520	320	70	—	910

Total	$2,235	$1,578	$593	$—	$4,406

The amounts above will be offset by sublease receipts of $244,000, and $20,000 in 2006, and 2007, respectively.

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

In March 2005, the SEC issued Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R. This interpretation expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non generally accepted accounting principles financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. We will adopt SAB 107 in connection with our adoption of SFAS 123R in the first quarter of 2006, beginning January 1, 2006, which is expected to have a material adverse impact on our consolidated results of operations and earnings per share.

FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. We have adopted FSP 109-2 and the adoption did not have any impact on our financial position or results of operations as it did not apply.

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

•	Persuasive evidence of an arrangement exists. We require a written contract, signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard end-user license arrangement or a volume purchase agreement with us prior to recognizing revenue on an arrangement.

•	Delivery has occurred. We deliver software to our customers physically or electronically. For physical deliveries, our standard transfer terms are typically free on board, or FOB, shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require the arrangement fee to be due within 90 days. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming other revenue recognition criteria are met). If payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable.

•

Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial position and ability to pay. If we determine that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when payment is received.

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

Valuation of Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We must make estimates of the collectibility of our accounts receivable. We specifically analyze accounts receivable, including review of historical bad debts, customer credit-worthiness, current economic trends, aging of the balance and estimated collectibility percentages for different aging ranges, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we might record a specific allowance against amounts owed to us by those customers, and thereby reduce the vale of the receivable to the amount we reasonably believe will be collected. If all collection efforts have been exhausted, we would write off the receivable against the allowance.

Valuation of Long-Lived Assets and Goodwill

We assess the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner or our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant decline in our stock price for a sustained period; and

•	our market capitalization relative to our net book value.

We evaluate goodwill at least on an annual basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during 2005 or 2004. As of December 31, 2005, we had goodwill of $48.1 million.

Accrual for Anticipated Operating Lease Losses

We assess anticipated operating lease losses whenever we determine that our usage of our facility space will be impacted by business conditions including mergers and acquisitions activity and subsequently reevaluate those every time when sub-lease is entered into or exited. Changing market conditions make anticipated operating lease losses not easily determinable. During 2003 we recognized a charge of $996,000 related to potential losses on an operating lease in Slough, United Kingdom that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include required repairs, remaining lease liabilities, and brokerage fees, offset by estimated sublease income. During 2004 we recognized an additional charge of $168,000 on this same lease that was included in our consolidated statement of operations as Merger-related and other costs due to a revised estimate of the term of expected subleases on the building. During 2005, we recognized a $296,000 credit related to this same lease that was included in our consolidated statement of operations as Merger-related and other costs due to the combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of this lease being less than the existing accrual for the loss on the lease. During 2004, we recognized a charge of $183,000 related to potential losses on an operating lease in Palo Alto, California that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include remaining lease liabilities and brokerage fees, offset by estimated sublease income. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with a sublessee, sublease rates, and brokerage fees. Each reporting period we review these estimates, and to the extent that our assumptions change and/or actual charges are incurred, the ultimate charge for the loss on this operating lease could vary from our current estimates.

Item 7A—Quantitative and Qualitative Disclosures About Market Risk

We currently do not use financial instruments to hedge operating expenses in Australia, Bulgaria, Japan, New Zealand, the Netherlands, Singapore, Switzerland, or the United Kingdom denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of December 31, 2005, none of our cash equivalents were subject to market risk.

Item 8—Financial Statements and Supplementary Data

TUMBLEWEED COMMUNICATIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tumbleweed Communications Corp.:

We have audited the accompanying consolidated balance sheets of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tumbleweed Communications Corp.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2006, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tumbleweed Communications Corp.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Tumbleweed Communications Corp. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Tumbleweed Communications Corp. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting of Tumbleweed Communications Corp. based on our audit.

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

In our opinion, management’s assessment that Tumbleweed Communications Corp. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Tumbleweed Communications Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 16, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, California

March 16, 2006

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$26,952	$21,435
Accounts receivable, net of allowance for doubtful accounts of $410 and $605 as of December 31, 2005 and 2004, respectively	9,068	7,459
Other current assets	1,311	1,544

Total current assets	37,331	30,438
Property and equipment, net	1,076	1,316
Goodwill	48,074	48,074
Intangible assets, net	3,978	7,299
Other assets	645	589

Total assets	$91,104	$87,716

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$527	$324
Current installments of long-term debt	—	267
Accrued liabilities	6,058	5,006
Accrued merger-related and other costs	178	775
Deferred revenue	17,935	13,915

Total current liabilities	24,698	20,287
Long-term debt, excluding current installments	—	200
Accrued merger-related and other costs, excluding current portion	55	430
Deferred revenue, excluding current portion	5,011	4,248
Other long-term liabilities	123	147

Total liabilities	29,887	25,312

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares outstanding as of December 31, 2005 and 2004, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 49,492,960 and 48,154,581 shares outstanding as of December 31, 2005 and 2004, respectively	50	48
Additional paid-in capital	353,424	351,122
Treasury stock (717,500 shares as of December 31, 2005 and 2004, respectively)	(796)	(796)
Deferred stock compensation	(165)	(525)
Accumulated other comprehensive loss	(593)	(651)
Accumulated deficit	(290,703)	(286,794)

Total stockholders’ equity	61,217	62,404

Total liabilities and stockholders’ equity	$91,104	$87,716

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Product revenue	$20,945	$19,628	$16,342
Service revenue	26,103	21,934	12,648
Intellectual property and other revenue	2,953	1,876	1,605

Total revenue	50,001	43,438	30,595
Cost of revenue:
Cost of product revenue	2,919	1,970	959
Cost of service revenue	5,406	4,142	3,935
Amortization of intangible assets	2,040	1,837	750

Total cost of revenue	10,365	7,949	5,644

Gross profit	39,636	35,489	24,951
Operating expenses:
Research and development	11,888	11,563	9,127
Sales and marketing	25,026	23,125	15,857
General and administrative	5,892	5,319	6,170
Stock-based compensation expense(1)	510	640	166
Amortization of intangible assets	1,284	1,458	532
Write-off of in-process research and development	—	—	100
Merger-related and other costs (credit)	(96)	1,078	2,909

Total operating expenses	44,504	43,183	34,861

Operating loss	(4,868)	(7,694)	(9,910)
Other income, net	982	213	752

Net loss before provision for income taxes	(3,886)	(7,481)	(9,158)
Provision for income taxes	23	16	29

Net loss	$(3,909)	$(7,497)	$(9,187)

Net loss per share—basic and diluted	$(0.08)	$(0.16)	$(0.26)

Weighted average shares—basic and diluted	48,627	46,777	36,007

(1) Stock-based compensation expense is further classified as follows:
Cost of service revenue	$2	$12	$27
Research and development	219	208	39
Sales and marketing	168	381	80
General and administrative	121	39	20

Total stock-based compensation expense	$510	$640	$166

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2005, 2004 and 2003

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss	Accumulated Deficit	Total Stock holders’ Equity
BALANCES, DECEMBER 31, 2002	30,481,987	$31	$293,443	$(796)	$(61)	$(676)		$(270,110)	$21,831
Net loss	—	—	—	—	—	—	(9,187)	(9,187)	(9,187)
Foreign currency translation adjustment	—	—	—	—	—	91	91	—	91

Total comprehensive loss							$(9,096)

Issuance of common stock upon exercise of stock options	2,126,788	2	4,269	—	—	—		—	4,271
Issuance of common stock upon exercise of warrants	78,851	—	213	—	—	—		—	213
Issuance of common stock—Valicert acquisition	9,713,634	10	15,223	—	—	—		—	15,233
Issuance of common stock—acquired workforce	86,538	—	476	—	—	—		—	476
Compensation expense on vesting acceleration	—	—	29	—	—	—		—	29
Amortization of deferred compensation expense	—	—	—	—	166	—		—	166
Credit to deferred compensation related to terminated employees	—	—	(121)	—	121	—		—	—
Deferred compensation expense related to Valicert acquisition	—	—	—	—	(528)	—		—	(528)

BALANCES, DECEMBER 31, 2003	42,487,798	$43	$313,532	$(796)	$(302)	$(585)		$(279,297)	$32,595
Net loss	—	—	—	—	—	—	(7,497)	(7,497)	(7,497)
Foreign currency translation adjustment	—	—	—	—	—	(66)	(66)	—	(66)

Total comprehensive loss							$(7,563)

Issuance of common stock upon exercise of stock options	642,097	—	804	—	—	—		—	804
Issuance of common stock upon exercise of warrants	5,615	—	23	—	—	—		—	23
Issuance of common stock—Corvigo acquisition	4,732,284	5	35,516	—	—	—		—	35,521
Issuance of common stock—Incubator acquisition	224,278	—	1,598	—	—	—		—	1,598
Issuance of common stock to former Incubator employees	62,509	—	183	—	—	—		—	183
Amortization of deferred compensation expense	—	—	—	—	816	—		—	816
Credit to deferred compensation related to terminated employees	—	—	(885)	—	709	—		—	(176)
Deferred compensation expense related to Corvigo acquisition	—	—	—	—	(1,397)	—		—	(1,397)
Deferred compensation expense related to stock options granted to non-employees	—	—	351	—	(351)	—		—	—

BALANCES, DECEMBER 31, 2004	48,154,581	$48	$351,122	$(796)	$(525)	$(651)		$(286,794)	$62,404
Net loss	—	—	—	—	—	—	(3,909)	(3,909)	(3,909)
Foreign currency translation adjustment	—	—	—	—	—	58	58	—	58

Total comprehensive loss							$(3,851)

Issuance of common stock upon exercise of stock options	1,338,379	2	2,152	—	—	—		—	2,154
Amortization of deferred compensation expense	—	—	—	—	446	—		—	446
Credit to deferred compensation related to terminated employees	—	—	(172)	—	92	—		—	(80)
Deferred compensation expense related to severance agreements	—	—	144	—	—	—		—	144
Deferred compensation expense related to stock options granted to non-employees	—	—	178	—	(178)	—		—	—

BALANCES, DECEMBER 31, 2005	49,492,960	$50	$353,424	$(796)	$(165)	$(593)		$(290,703)	$61,217

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(3,909)	$(7,497)	$(9,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	510	640	166
Compensation for stock granted to former Incubator employees	—	183	—
Compensation for stock options granted below fair market value	—	—	29
Depreciation and amortization expense	4,471	4,843	2,690
Bad debt expense	—	—	286
Write-off of in-process research and development	—	—	100
Loss on disposal of property and equipment, net	45	195	48
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(1,609)	3,084	(4,534)
Other current assets and other assets	177	168	1,288
Accounts payable, accrued liabilities, and other long-term liabilities	1,231	(3,281)	(4,443)
Accrued merger-related and other costs	(972)	(383)	1,025
Deferred revenue	4,783	2,481	4,446

Net cash provided by (used in) operating activities	4,727	433	(8,086)

Cash flows from investing activities:
Purchases of property and equipment	(955)	(1,356)	(1,092)
Acquisitions of Incubator Limited and Corvigo, Inc., net of cash acquired	—	(3,487)	—
Acquisition of Valicert, Inc., net of cash acquired	—	—	836

Net cash used in investing activities	(955)	(4,843)	(256)

Cash flows from financing activities:
Repayments of borrowings	(467)	(267)	(892)
Proceeds from borrowings	—	—	800
Proceeds from issuance of common stock	2,154	827	4,484

Net cash provided by financing activities	1,687	560	4,392

Effect of exchange rate fluctuations	58	(66)	91
Net increase (decrease) in cash and cash equivalents	5,517	(3,916)	(3,859)
Cash and cash equivalents, beginning of year	21,435	25,351	29,210

Cash and cash equivalents, end of year	$26,952	$21,435	$25,351

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$20	$30	$73

Cash paid during the year for taxes	$11	$17	$116

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2005, 2004, and 2003

(1)    Organization

Tumbleweed Communications Corp. (“Tumbleweed”) is a recognized leader in providing secure Internet communication solutions for enterprise and government customers of all sizes. With Tumbleweed products, organizations can block security threats, protect information, safely conduct business online, and reduce their cost of doing business.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market mutual funds with qualified financial institutions. To reduce credit risk with accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial condition and, when necessary, records an allowance for credit losses. No single customer comprised 10% or more of Tumbleweed accounts receivable balance at December 31, 2005. One customer comprised 14% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2004. This balance was collected in full in the first quarter of 2005. For 2005, 2004, and 2003, respectively, no single customer comprised 10% or more of Tumbleweed’s revenue.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, generally 2 to 5 years for computers, software, furniture, and equipment; and the shorter of the estimated useful life of the asset or the remaining lease term for leasehold improvements. Tumbleweed recorded depreciation expense of $1.1 million, $1.5 million, and $1.4 million, for 2005, 2004, and 2003, respectively.

Maintenance and repairs are recorded as expenses as incurred. Renewals and betterments that materially extend the lives of assets are capitalized and depreciated. Upon disposal, the assets’ cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is recorded in the consolidated statement of operations.

Capitalized Software

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

has been established. To date, capitalized costs for software development have not been material. The period between the achievement of technological feasibility and the general release of Tumbleweed’s products has typically been of short duration.

Letters of Credit

As of December 31, 2005, Tumbleweed included restricted cash in the amount of $24,000 as a part of Other current assets on its consolidated balance sheet. Tumbleweed had restricted cash in the amounts of $541,000 and $500,000 included as a part of Other assets on its consolidated balance sheets as of December 31, 2005 and 2004, respectively. The restricted cash primarily relates to letters of credit held by the lessors of Tumbleweed’s Redwood City, California, Palo Alto, California, and Sofia, Bulgaria office operating leases.

Goodwill and Intangible Assets

Tumbleweed assesses the impairment of identifiable intangibles, long-lived assets and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that are considered important, which could trigger an impairment review, include the following:

•	significant underperformance relative to historical or projected future operating results;

•	significant changes in the manner or use of the acquired assets or the strategy for the overall business;

•	significant negative industry or economic trends;

•	significant decline in Tumbleweed’s stock price for a sustained period; and

•	Tumbleweed’s market capitalization relative to its net book value.

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

In connection with the acquisitions of Corvigo, Incubator, and Valicert on March 18, 2004, March 15, 2004, and June 23, 2003, respectively, Tumbleweed recognized $33.4 million, $1.4 million, and $13.3 million of goodwill, respectively, representing the excess of the respective purchase prices over the fair values of the acquired net tangible and identified intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, (“SFAS 142”), the goodwill acquired in the Corvigo, Incubator, and Valicert acquisitions will not be amortized, but instead, the goodwill balances will be tested for impairment at least annually and more frequently if certain impairment conditions exist. Any future impairment loss related to the goodwill recorded in connection with the acquisitions of Corvigo, Incubator, and Valicert will not be deductible by Tumbleweed for federal income tax purposes.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount and timing of revenue for any period if management made different judgments or utilized different estimates.

Tumbleweed recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition” With Respect to Certain Transactions (“SOP 98-9”), and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. Tumbleweed allocates revenue on software transactions (referred to as an “arrangement” in the accounting literature) involving multiple elements to each undelivered element based on their respective fair values. The residual is allocated to the product license. Tumbleweed’s determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). Tumbleweed limits its assessment of VSOE of fair value for each element to the price charged when the same element is sold separately.

Tumbleweed’s recognition of revenue is based on its assessment of the probability of collecting the accounts receivable balance on a customer-by-customer basis. As a result, the timing or amount of revenue recognition is dependent on the assessment of collectibility made at the time of transaction. Tumbleweed assesses collectibility based on a number of factors, including transaction history and the creditworthiness of the customer. Tumbleweed does not request collateral from its customers. If Tumbleweed determined that collection of a fee is not probable, it defers the fee and recognizes revenue upon receipt of payment.

Tumbleweed considers payment terms where fees are due within ninety days to be normal. Payment terms beyond ninety days are considered extended and not fixed or determinable. For contracts with extended payment terms, revenues are recognized when fees become due and payable.

Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists. If Tumbleweed provided consulting services that are considered essential to the functionality of the software products, both the product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue from these arrangements is recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor costs except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

Tumbleweed’s software products are typically fully functional upon delivery and do not require significant modification or alteration. For arrangements where services are not essential to the functionality of the software, customers typically purchase consulting services to facilitate the adoption of Tumbleweed’s technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. Software products are generally billed separately and independently from professional services, which are generally billed on a time-and-materials basis. For time-and-materials contracts, Tumbleweed recognizes revenue as the services are performed. Tumbleweed occasionally offers fixed fee professional services engagements. For fixed dollar consulting contracts with milestones or acceptance provisions, revenue is recognized upon completion of a milestone or acceptance, if applicable.

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

Advertising

Tumbleweed expenses advertising costs as incurred. Total advertising expense was $111,000, $179,000, and $100,000 for 2005, 2004, and 2003, respectively.

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

Stock-Based Compensation

Tumbleweed’s stock-based compensation program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. Tumbleweed accounts for its stock-based compensation arrangements for employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). As such, stock-based compensation expense is recorded for fixed plan stock options on the date of grant when the fair value of the underlying common stock exceeds the exercise price for stock options or the purchase price for issuance or sales of common stock. Expense associated with stock-based compensation is amortized on an accelerated basis over the vesting period of the individual award consistent with the method described in FASB Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

During 2005, Tumbleweed recorded deferred stock-based compensation of $178,000 to recognize the fair value of stock options granted to certain non-employees for professional services. The assumptions used to value the option grants were a contractual term of 10 years, volatility of 100%, risk-free interest rate of 4.15%, and dividend yield of 0%. This deferred stock-based compensation is amortized over twelve month periods, which are the expected periods over which the related services will occur. Stock-based compensation expense recognized during 2005 also included expense resulting from a separation agreement with a former employee. The separation agreement modified the former employee’s existing stock options by extending the vesting period beyond the original terms of the stock option grants.

During 2004, Tumbleweed recorded deferred stock-based compensation of $351,000 to recognize the fair value of stock options granted to certain non-employees for professional services. The assumptions used to value

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the option grants were a contractual term of 10 years, volatility of 100%, risk-free interest rates ranging from 2.58% to 3.27% depending on the date of the grant, and dividend yield of 0%. This deferred stock-based compensation was amortized over twelve month periods, which are the expected periods over which the related services were expected to occur.

During, 2004, Tumbleweed recorded deferred stock-based compensation of $1,397,000 for the difference at the effective date of the acquisition of Corvigo between the exercise price and the fair value of the common stock underlying the unvested options assumed upon the acquisition, multiplied by the ratio representing the remaining vesting period of the options assumed. During 2003, Tumbleweed recorded deferred stock compensation of $528,000 for the difference at the effective date of the acquisition of Valicert between the exercise price and the fair value of the common stock underlying the unvested options assumed upon the acquisition. Amortization of deferred stock compensation expense of approximately $510,000, $640,000, and $166,000 was recognized in 2005, 2004 and 2003, respectively.

Had stock-based compensation expense for Tumbleweed’s stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), Tumbleweed’s net losses for 2005, 2004, and 2003, would have been as follows (in thousands, except per share amounts):

	2005	2004	2003
Net loss as reported	$(3,909)	$(7,497)	$(9,187)
Add: Stock-based compensation expense included in net loss	510	640	166
Less: Total stock-based compensation determined under fair value based method for all awards	(10,650)	(8,812)	(5,216)

Net loss pro forma	$(14,049)	$(15,669)	$(14,237)

Basic and diluted net loss per share as reported	$(0.08)	$(0.16)	$(0.26)

Basic and diluted net loss per share pro forma	$(0.29)	$(0.33)	$(0.40)

For purposes of computing pro forma net loss, the fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model. The assumptions used to value the option grants are stated as follows:

	Years Ended December 31,
	2005	2004	2003
Stock options:
Expected life	4.0 years	4.0 years	4.0 years
Volatility	89%	123%	136%
Risk-free interest rate	3.99%	3.10%	2.54%
Dividend yield	0%	0%	0%

Options granted to non-employees are considered compensatory and are accounted for at fair value pursuant to SFAS 123.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires Tumbleweed to recognize in its financial statements the fair value of all share-based payments to employees, including grants of employee stock options,

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective at the beginning of the next fiscal year that starts after June 15, 2005. Tumbleweed will adopt SFAS 123R in the first quarter of 2006, beginning January 1, 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123R, Tumbleweed must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include modified prospective and modified retroactive adoption options. Under the modified retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Tumbleweed is evaluating the requirements of SFAS 123R and expects that the adoption of SFAS 123R will have a material adverse impact on its consolidated results of operations and earnings per share. Tumbleweed has not yet determined the method of adoption or the effect of adopting SFAS 123R, and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Net Loss Per Share

Basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net loss	$(3,909)	$(7,497)	$(9,187)
Weighted average shares used in computing basic and diluted net loss per common share	48,627	46,777	36,007

Net loss per share—basic and diluted	$(0.08)	$(0.16)	$(0.26)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Years Ended December 31,
	2005	2004	2003
Warrants and options excluded for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	2,385	4,551	3,724
Warrants and options excluded due to the exercise price exceeding the average fair market value of Tumbleweed’s common stock during the period	7,082	3,804	2,266

Total potential common shares excluded from diluted net loss per share	9,467	8,355	5,990

Fair Value of Financial Instruments

The fair values of Tumbleweed’s cash, cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short maturity or variable-rate structure of those instruments.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Specifically, there are significant judgments related to the allowance for doubtful accounts, the valuation of long-term assets, accrued liabilities, accrued merger-related and other costs, and revenue recognition. Actual results could differ from those estimates.

Foreign Currency

The functional currency for each foreign subsidiary is its respective local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in the results of operations. At December 31, 2005 and 2004, no foreign currency transactions were hedged.

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

In March 2005, the SEC issued Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R. This interpretation expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non generally accepted accounting principles financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. Tumbleweed will adopt SAB 107 in connection with its adoption of SFAS 123R in the first quarter of 2006, beginning January 1, 2006, which is expected to have a material adverse impact on its consolidated results of operations and earnings per share.

FASB Staff Position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), provides guidance under SFAS 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted in October 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. Tumbleweed has adopted FSP 109-2 and the adoption did not have any impact on its financial position or results of operations as it did not apply.

(3)    Business Combinations

On March 18, 2004, Tumbleweed completed the acquisition of Corvigo, an anti-spam appliance vendor. The acquisition was entered into to strengthen Tumbleweed’s position in the anti-spam and email security markets and to accelerate Tumbleweed’s distribution plans through the addition of resellers already selling the Corvigo

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As part of the acquisition of Incubator, Tumbleweed agreed that in the event that a certain sales goal was met in Tumbleweed’s European sales region in the year ending December 31, 2004, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock. During the three months ended September 30, 2004, the purchase agreement was amended to issue 62,509 shares to the former owners of Incubator worth $183,000 based on the fair value of Tumbleweed’s stock on the date of issuance as consideration for progress towards the European sales goal in the first six months of 2004. In addition, in the event that specified sales goals were met in Tumbleweed’s European sales region for the two-year period ending December 31, 2005, Tumbleweed’s purchase price for Incubator would increase by the exchange of additional shares of Tumbleweed’s common stock worth $1,000,000 plus 10% of the amount of Tumbleweed’s European sales in excess of the sales goal for the year ending December 31, 2005. The sales goals for the European sales region for the year ending December 31, 2004 and the two-year period ending December 31, 2005 were not met. As a result of these sales goals not being met, there is no further contingent purchase price related to the acquisition of Incubator.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Purchases orders (license) intangible assets and in-process research and development were written off in full during 2003. The remaining intangible assets are being amortized over their estimated useful lives of three to five years.

As of December 31, 2005, in connection with the acquisitions of Corvigo, Incubator, and Valicert on March 18, 2004, March 15, 2004, and June 23, 2003, respectively, Tumbleweed has $33.4 million, $1.4 million, and $13.3 million of goodwill, respectively, representing the excess of the respective purchase prices over the fair values of the acquired net tangible and identified intangible assets. During the last three quarters of 2004, Tumbleweed reduced its goodwill balance related to the Corvigo acquisition by $1.4 million to reduce to fair value unvested stock options assumed in the acquisition and increased its goodwill balance related to the Corvigo acquisition by $93,000 due to actual expenditures for accounting and legal acquisition-related costs being higher than previously estimated. During the second quarter of 2004, Tumbleweed increased its goodwill balance related to the Incubator acquisition by $15,000 due to actual expenditures for accounting and legal acquisition-related costs being higher than previously estimated. During the last two quarters of 2003, Tumbleweed reduced its goodwill balance related to the Valicert acquisition by $50,000 due to actual expenditures for severance costs for former Valicert employees and other acquisition-related costs being less than previously estimated.

Merger-related and Other Costs

Merger-related and other costs of a net credit of $96,000 for 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom partially offset by a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was less than the existing accrual for the loss on the lease, resulting in the expense credit. The Slough lease was assumed during the acquisition of Interface, Inc. in 2000 and covered approximately 13,000 square feet of office space. The lease was for a term ending in 2020 with quarterly rent payments of approximately $65,000. The final lease settlement payment for the Slough lease of approximately $113,000 was made in July 2005.

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

The following table describes merger-related and other costs recorded in 2005, 2004 and 2003 (in thousands):

	Severance costs	Anticipated operating lease losses	Merger- related marketing programs	Gain on sale of Indian subsidiary	Other merger- related costs	Total
Balance December 31, 2003	$232	$793	$141	$—	$—	$1,166
2004 costs (credits)	703	351	—	(44)	68	1,078
2004 reclassifications	—	116	—	—	—	116
2004 payments	(598)	(392)	(141)	44	(68)	(1,155)

Balance December 31, 2004	$337	$868	$—	$—	$—	$1,205
2005 costs (credits)	200	(296)	—	—	—	(96)
2005 payments	(388)	(488)	—	—	—	(876)

Balance December 31, 2005	$149	$84	$—	$—	$—	$233

Severance costs are scheduled to be paid until 2007. Payments for anticipated remaining losses on the operating lease are expected to occur over the life of the lease, which ends in 2007.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Acquired Workforce

In September 2003, Tumbleweed issued 86,538 shares of stock to a company to convert certain former contract engineers to employees in its offshore development center in Bulgaria. Since this acquisition was not considered to be an acquisition of a business, Tumbleweed recorded an acquired workforce intangible asset of $476,000 to recognize the fair value of the stock issued. Tumbleweed amortized this intangible asset over its estimated useful life of one year. During 2004 and 2003, respectively, Tumbleweed recognized amortization expense of $337,000 and $139,000, respectively relating to the acquired workforce intangible asset. This intangible asset was amortized in full as of December 31, 2004.

(5)    Financial Statement Components

A summary of cash and cash equivalents as of December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Cash	$10,363	$5,322
Money market mutual funds	16,589	16,113

Cash and cash equivalents	$26,952	$21,435

A summary of property and equipment as of December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Office furniture	$2,015	$1,970
Computers and equipment	10,176	9,357
Leasehold improvements	829	805

	13,020	12,132
Less accumulated depreciation	(11,944)	(10,816)

	$1,076	$1,316

A summary of changes or activity in the balances related to goodwill for 2005 and 2004 (in thousands):

Goodwill balance as of December 31, 2003	$13,308
Add: goodwill related to Incubator	1,410
Add: goodwill related to Corvigo	33,356

Goodwill balance as of December 31, 2004	$48,074

No changes in goodwill in 2005	—
Goodwill balance as of December 31, 2005	$48,074

A summary of intangible assets as of December 31, 2005 is as follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(3,634)	$2,216
Customer base and reseller agreements	3	3,700	(2,478)	1,222
Maintenance agreements	3 to 4	1,200	(811)	389
Trademarks and trade names	4	350	(199)	151

		$11,100	$(7,122)	$3,978

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of intangible assets as of December 31, 2004 is as follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(1,955)	$3,895
Customer base and reseller agreements	3	3,700	(1,283)	2,417
Maintenance agreements	3 to 4	1,200	(452)	748
Trademarks and trade names	4	350	(111)	239

		$11,100	$(3,801)	$7,299

The amounts above exclude intangible assets related to the acquisition of Valicert for purchase orders (license) and in-process research and development in the amount of $300,000 and $100,000, respectively, as these amounts were written off in full in 2003. The amounts above also exclude an acquired workforce intangible asset of $476,000 resulting from the issuance by Tumbleweed in September 2003 of 86,538 shares of stock to a company to convert certain of its contract engineers to Tumbleweed as employees in Tumbleweed’s research and development center in Bulgaria. This intangible asset was amortized in full as of December 31, 2004.

The estimated amortization for each of the fiscal years subsequent to December 31, 2005, is as follows (in thousands):

Year Ending December 31,
2006	2,508
2007	1,238
2008	232

$3,978

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of SFAS 142, the goodwill acquired in the Valicert, Incubator, and Corvigo acquisitions will not be amortized, but instead, the goodwill balances will be tested for impairment at least annually and more frequently if certain impairment conditions exist. Any future impairment loss related to the goodwill recorded in connection with the acquisitions of Valicert, Incubator, and Corvigo will not be deductible by Tumbleweed for federal income tax purposes.

A summary of accrued liabilities as of December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004
Accrued compensation	$3,018	$2,354
Accrued professional fees	721	863
Accrued taxes	380	469
Other	1,939	1,320

	$6,058	$5,006

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Interest income	$611	$226	$272
Interest expense	(35)	(30)	(73)
Sale, net of related commissions, of an intellectual property asset acquired in the acquisition of Valicert	—	—	527
Recovery of value added tax related to Valicert subsidiary	204	—	—
Other, net	202	17	26

	$982	$213	$752

Allowance for Doubtful Accounts (in thousands):

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
		(a)	(b)
Allowance for doubtful accounts:
Year Ended December 31, 2003	$2,058	286	(581)	$1,763
Year Ended December 31, 2004	$1,763	—	(1,158)	$605
Year Ended December 31, 2005	$605	—	(195)	$410

(a)	Additions relate to bad debt expense
(b)	Deductions relate to write-offs of specific accounts receivable, net of recoveries.

(6)    Related Party and Other Transactions

Loan to Bernard J. Cassidy

At December 31, 2005, Tumbleweed had a loan outstanding with a combined principal and accrued interest balance of approximately $58,000 to Mr. Cassidy, Tumbleweed’s Senior Vice President, General Counsel, and Corporate Secretary. The loan was entered into on April 2, 2001, and is evidenced by a promissory note with the full principal amount and all accrued interest due in four years. The loan was made in order to help retain Mr. Cassidy, and was used for purposes other than to purchase Tumbleweed stock. Interest on the loan is at a rate of 7% per annum which Tumbleweed believes to be the market rate at the time of the loan. In March 2006, Mr. Cassidy made a payment to Tumbleweed of approximately $45,000 which was applied against the combined principal and accrued interest balance. Tumbleweed expects the residual combined principal and accrued interest balance to be paid in full during 2006.

Loan to Jeffrey C. Smith

At December 31, 2005, Tumbleweed had a loan outstanding with a combined principal and accrued interest balance of approximately $7,000 to Mr. Smith, Tumbleweed’s former Chairman and Chief Executive Officer. The loan was entered into on June 7, 2001, and is evidenced by a full recourse promissory note with the full principal amount and all accrued interest due in five years. The loan was made in order to help retain Mr. Smith, and was used for purposes other than to purchase Tumbleweed stock. The promissory note is secured by shares of Tumbleweed’s common stock and stock options to purchase shares of Tumbleweed’s common stock that Tumbleweed issues to Mr. Smith, as well as the proceeds associated with such securities. Interest on the loan is at

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a rate of 7% per annum which Tumbleweed believes to be the market rate at the time of the loan. Principal and interest obligations under this loan will be forgiven ratably over a period of five years beginning on the effective date of the loan. Mr. Smith resigned as a Chief Executive Officer on June 30, 2005 and entered into a transition agreement with Tumbleweed. During the transition term that is equal to two years from the Mr. Smith’s resignation date, Mr. Smith continues to participate in the outstanding loan forgiveness program that will terminate with complete forgiveness of the loan during 2006.

Legal Counsel

Gregory C. Smith, a brother of Jeffrey C. Smith, Tumbleweed’s former Chairman and Chief Executive Officer, is a partner of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden Arps”), which began providing legal services to Tumbleweed in July 1998. Total fees paid to Skadden Arps were approximately $315,000, $802,000, and $979,000 in 2005, 2004, and 2003, respectively, for matters relating to Tumbleweed’s intellectual property, Tumbleweed’s acquisitions of Corvigo, Incubator, and Valicert, and ongoing general and other litigation matters.

Financial Advisement

Curtis H. Smith, a brother of Jeffrey C. Smith, is a principal at First Albany Capital (“First Albany”), which provided financial advisement services to Tumbleweed in 2004 related to the acquisition of Corvigo. Total fees paid to First Albany were approximately $185,000 in 2004. No fees were paid to First Albany during 2005 or 2003.

(7)    Debt

Debt at December 31, 2005 and 2004 consisted of the following (in thousands):

	December 31,
	2005	2004
Term loan	$—	$467
Less current portion	—	(267)

Total long-term portion	$—	$200

In the acquisition of Valicert, Tumbleweed assumed debt of $855,000 resulting from equipment leases with two financing companies. During 2003, this debt was refinanced with an $800,000 loan with a bank. This debt was repaid in full during 2005.

(8)    Income Taxes

The components of income (loss) before income taxes attributable to domestic and foreign operations for the years ended December 31, 2005, 2004, and 2003, respectively, are presented below (in thousands):

	2005	2004	2003
US	$(4,146)	$(7,711)	$(8,131)
Foreign	260	230	(1,027)

Total income (loss) before income taxes	$(3,886)	$(7,481)	$(9,158)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The federal and foreign income tax provisions for the years ended December 31, 2005, 2004, and 2003, respectively, are presented below (in thousands):

	2005	2004	2003
US	$—	$—	$—
Foreign	23	16	29

Total income tax provision	$23	$16	$29

The amount of income tax expense recorded for 2005, 2004, and 2003 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2005	2004	2003
Statutory federal income tax benefit	$(1,360)	$(2,618)	$(3,205)
Foreign income tax expense	23	16	29
Losses and credits, not utilized	1,900	2,307	2,585
Federal R&D credit	(400)	—	—
Stock-based compensation expense	178	—	—
Prior year permanent differences	(223)	—	—
Foreign rate differential	(68)	—	—
Other permanent differences	(27)	311	620

Provision for income taxes	$23	$16	$29

The types of temporary differences that give rise to significant portions of Tumbleweed’s deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively, are presented below (in thousands):

	2005	2004
Deferred tax assets:
Current:
Reserves and accruals not currently deductible	$2,881	$3,221
Deferred research and development costs	50	67

Total current deferred tax assets	$2,931	$3,288
Long-term:
Net operating loss carryforwards	$110,098	$109,326
Tax credit carryforwards	8,040	7,022
Deferred research and development costs	450	607
Property and equipment	529	505

Total long-term deferred tax assets	$119,117	$117,460
Total deferred tax assets	$122,048	$120,748
Less: valuation allowance	(120,450)	(117,770)

Net deferred tax assets	1,598	2,978
Deferred tax liabilities:
Long-term:
Acquired intangibles	(1,598)	(2,978)

Net deferred tax assets (liabilities)	$—	$—

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A valuation allowance against Tumbleweed’s net deferred tax assets has been established since it cannot be concluded that it is more likely than not that deferred tax assets in excess of deferred tax liabilities will be realized. The valuation allowance of $117.8 million at December 31, 2004, increased by $2.7 million to $120.5 million at December 31, 2005. Included in the December 31, 2005 valuation allowance is approximately $20.5 million related to the exercise of stock options, which will be credited to stockholders’ equity when realized for tax purposes.

In connection with the acquisitions of Corvigo in 2004 and Valicert in 2003, deferred tax assets of approximately $1.6 million and $33.5 million, respectively, were recorded. When recognized, the tax benefits of such deferred tax assets will be applied, first, to reduce to zero any goodwill related to this acquisition; second, to reduce to zero other non-current intangible assets related to this acquisition; and third, to reduce income tax expense.

As of December 31, 2005, Tumbleweed had net operating loss carryforwards for Federal and California income tax purposes of approximately $299.1 million and $89.7 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire in the years 2007 through 2025 and the California net operating loss carryforwards expire in the years 2006 through 2015.

As of December 31, 2005, Tumbleweed also had research and development tax credit carryforwards for Federal and California income tax return purposes of approximately $4.9 million and $4.6 million, respectively, available to reduce future income taxes. Tumbleweed also has California Manufacturing Credit carryforwards of $262,000. The Federal research and development tax credit will expire in years 2007 through 2025. The California research and development tax credit carries forward indefinitely.

Tumbleweed’s ability to utilize the net operating losses and tax credit carryforwards in the future may be subject to substantial restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law.

(9)    Stockholders’ Equity

Under Tumbleweed’s certificate of incorporation, Tumbleweed is authorized to issue 100,000,000 shares of common stock, each with a par value of $0.001. As of December 31, 2005 and 2004, respectively, Tumbleweed has 49,492,960 and 48,154,581 shares outstanding. Tumbleweed is also authorized to issue 10,000,000 shares of preferred stock, each with a par value of $0.001. Tumbleweed has zero preferred shares outstanding as of December 31, 2005 and 2004, respectively.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Omnibus Stock Incentive Plan

The 1999 Omnibus Stock Incentive Plan (“the Incentive Plan”) was approved by stockholders on August 3, 1999, for the benefit of Tumbleweed’s officers, directors, key employees, advisors and consultants. An aggregate of 10,882,858 shares of common stock is reserved for issuance under the Incentive Plan, which provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock, and performance shares. The Incentive Plan provides for an automatic annual increase in the number of stock options available for grant of the lesser of 2,000,000 shares or 5% of the number of Tumbleweed’s outstanding shares on the last day of the immediately preceding fiscal year.

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

Under the terms of the NSO Incentive Plan, the exercise price for stock options is determined by the Board of Directors, Compensation Committee, or Administrator, generally 100% of the fair market value on the date of grant. The option term is determined by the Administrator, generally no longer than 10 years. Vesting periods are determined by the Administrator and generally provide for 25% of the options to vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of all of Tumbleweed’s stock option activity is as follows:

	Options Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balances, December 31, 2002	2,173,787	9,836,505	5.30

Authorized	4,703,120	—	—
Granted	(5,677,965)	5,677,965	2.55
Exercised	—	(2,126,788)	2.11
Canceled	2,143,498	(2,143,498)	6.57
Expired	(10,938)	—	—

Balances, December 31, 2003	3,331,502	11,244,184	$4.75

Authorized	4,168,765	—	—
Granted	(5,683,203)	5,683,203	4.16
Exercised	—	(642,097)	1.31
Canceled	2,916,096	(2,919,876)	3.43

Balances, December 31, 2004	4,733,160	13,365,414	$4.82

Authorized	—	—	—
Granted	(3,863,250)	3,863,250	2.79
Exercised	—	(1,338,379)	1.64
Canceled	1,990,596	(2,007,188)	3.83
Expired	(430,683)	—	—

Balances, December 31, 2005	2,429,823	13,883,097	$4.71

Options granted during 2004 include 385,926 options assumed during the Corvigo acquisition. Options granted during 2003 include 2,668,310 options assumed during the Valicert acquisition.

During 2005, 2004, and 2003 Tumbleweed granted 3,863,250, 5,683,203, and 5,677,965 stock options, respectively, with weighted average fair values of $2.16, $3.70, and $2.34 per share, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2005:

Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.05–$0.98	1,308,127	$0.89	6.6	1,008,132	$0.88
1.01–2.52	1,470,303	1.80	7.5	840,633	1.65
2.53–2.99	4,496,205	2.63	8.7	1,264,924	2.65
3.03–4.56	3,157,940	3.42	7.1	2,127,234	3.40
4.80–5.97	2,061,563	4.83	8.3	2,057,813	4.83
6.05–9.60	424,514	6.77	7.4	424,514	6.77
10.65–18.00	458,492	15.03	4.2	458,492	15.03
20.13–118.44	505,953	38.00	4.4	505,953	38.00

$0.05–$118.44	13,883,097	$4.71	7.6	8,687,695	$5.96

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In conjunction with various financing arrangements and employment recruitment services provided to Tumbleweed in 1998, 1999, and 2001, Tumbleweed issued warrants to purchase an aggregate of approximately 583,113 shares of common stock. Additional warrants to purchase an aggregate of 289,789 shares of common stock were assumed in 2003 as a result of the merger with Valicert. As of December 31, 2005 and 2004, 645,264 and 646,119 warrants to purchase common stock remain outstanding, respectively. Of the warrants that remain outstanding at December 31, 2005, 433,330 expire in July 2006 with an exercise price of $26.93; 139,089 expire in November 2006 with an exercise price of $9.08; 3,830 expire in January 2007 with an exercise price of $15.66; 21,129 expire in April 2008 with an exercise price of $4.91; 10,266 expire in April 2008 with an exercise price of $5.84; 2,566 expire in February 2010 with an exercise price of $49.09; 1,283 expire in April 2010 with an exercise price of $49.09; and the remaining 33,771 expire in June 2011 with an exercise price of $6.66.

During 2005, no warrants were exercised. During 2004, 5,615 warrants were exercised at an exercise price of $4.07.

Stock Repurchase Program

In August 2002, Tumbleweed’s Board of Directors approved a program to repurchase up to $10.0 million of its common stock. During the year ended December 31, 2002, Tumbleweed repurchased 717,500 shares of its common stock for $796,000. Tumbleweed did not repurchase any shares of its common stock during 2003. The repurchase program was terminated in August 2003.

(10)    Employee Benefit Plan

Tumbleweed has a 401(k) plan that allows eligible employees to contribute a percentage of their compensation, limited to $14,000 ($18,000 for employees over age 50), $13,000 ($16,000 for employees over age 50), and $12,000 in 2005, 2004, and 2003, respectively. Tumbleweed did not match contributions to employees’ 401(k) plans in 2005, 2004, or 2003.

(11)    Commitments and Contingencies

Lease Commitments

Tumbleweed leases its facilities and certain equipment under operating lease agreements. The facilities leases expire at various dates through 2008. In June 1999, Tumbleweed entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California and renewed that lease in 2003. The renewed lease expires in July 2008 with current monthly rent payments of approximately $73,000.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revised estimate recorded in the three months ending September 30, 2004. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than Tumbleweed’s rent payments due to a weak office rental market in and around Palo Alto.

Future minimum lease payments for operating leases as of December 31, 2005, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2006	$1,715
2007	1,258
2008	523

Future minimum lease payments	$3,496

The amounts above will be offset by sublease receipts of $244,000 in 2006 and $20,000 in 2007.

Total rent expense under operating leases for 2005, 2004, and 2003, was $1.5 million, $1.4 million, and $1.8 million, respectively.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(12)    Segment Information

As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, Tumbleweed’s chief operating decision-maker is its Chief Executive Officer. This officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed is the information presented in the accompanying consolidated statement of operations. Tumbleweed operates in a single reporting segment providing secure Internet communications solutions that are developed and sold in similar ways to enterprise and government customers of all sizes.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003
North America	$45,185	$38,613	$29,080
Europe	3,742	3,557	670
Asia and Australia	1,074	1,268	845

Total revenue	$50,001	$43,438	$30,595

Substantially all of Tumbleweed’s long-lived assets are located in the United States.

(13)    Subsequent Event

In January 2006, our Board of Directors named James P. Scullion as Chief Executive Officer and Chairman of the Board of Directors. Mr. Scullion replaced Craig D. Brennan who had served as Chief Executive Officer and Chairman of the Board of Directors since June 30, 2005. Mr. Brennan resigned from these positions in January 2006. Mr. Brennan had replaced Jeffrey C. Smith who had served as Chief Executive Officer and Chairman of the Board of Directors until his resignation on June 30, 2005.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A—Controls and Procedures

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

During 2005, we transitioned to a new financial system to be used for our general ledger accounting. This system is designed to enhance our financial reporting by providing more timely and accurate financial and accounting information, and by eliminating the need to transfer financial data from one financial system to another.

Other than the change mentioned above, no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(c)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors and Executive Officers

The information required by this item, insofar as it relates to our directors, will be contained under the captions “Election of Directors” and “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The information relating to our executive officers is contained in Part I under the heading “Our Executive Officers.” We have adopted a Code of Conduct, which applies to all employees, officers and directors, including the Company’s Chief Executive Officer, Chief Financial Officer, Corporate Controller, and other Tumbleweed finance employees. The Code of Conduct is available on our website at www.tumbleweed.com under the caption “Corporate Governance” on the Investor Relations page. A copy of the Code of Conduct will be provided, without charge, to any stockholder who requests one by written request addressed to:

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

Item 11—Executive Compensation

The information required by this item will be contained in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

Item 12—Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

The information required by this item will be contained in the Proxy Statement under the caption “Certain Transactions” and is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15—Exhibits/ Financial Statement Schedules

(a)	Documents filed as a part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

Financial statement schedules are omitted because they are either not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(b)	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

4.1(1)	Specimen common stock certificate

10.1(2)	1993 Stock Option Plan

10.2(3)	1999 Omnibus Stock Incentive Plan, as amended

10.3(2)	1999 Employee Stock Purchase Plan

10.4(4)	2000 NSO Incentive Stock Plan, as amended

10.5(2)	Form of Indemnity Agreement

10.6(5)	Employment agreement with James W. Guthrie, dated August 24, 2005

10.6(6)	Employment agreement with James P. Scullion, dated January 23, 2006

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Tumbleweed’s Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999, as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188), filed July 11, 2000, as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed September 15, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed January 27, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

TUMBLEWEED COMMUNICATIONS CORP.

By:	/S/ JAMES P. SCULLION
James P. Scullion Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JAMES P. SCULLION James P. Scullion	Chairman of the Board and Chief Executive Officer	March 16, 2006

/S/ TIMOTHY G. CONLEY Timothy G. Conley	Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2006

/S/ TAHER ELGAMAL Taher Elgamal	Director	March 16, 2006

/S/ CHRISTOPHER H. GREENDALE Christopher H. Greendale	Director	March 16, 2006

/S/ KENNETH R. KLEIN Kenneth R. Klein	Director	March 16, 2006

/S/ STANDISH H. O’GRADY Standish H. O’Grady	Director	March 16, 2006

/S/ DEBORAH D. RIEMAN Deborah D. Rieman	Director	March 16, 2006

/S/ JEFFREY C. SMITH Jeffrey C. Smith	Director	March 16, 2006

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

4.1(1)	Specimen common stock certificate

10.1(2)	1993 Stock Option Plan

10.2(3)	1999 Omnibus Stock Incentive Plan, as amended

10.3(2)	1999 Employee Stock Purchase Plan

10.4(4)	2000 NSO Incentive Stock Plan, as amended

10.5(2)	Form of Indemnity Agreement

10.6(5)	Employment agreement with James W. Guthrie, dated August 24, 2005

10.6(6)	Employment agreement with James P. Scullion, dated January 23, 2006

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Tumbleweed’s Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999, as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188), filed July 11, 2000, as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed September 15, 2005.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed January 27, 2006.