Form 10-Q
period 2006-03-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2006-05-10
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-26223

TUMBLEWEED COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	94-3336053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Saginaw Drive Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 28, 2006 was 49,864,972.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predicts,” “projects,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms and other comparable terminology, including, but not limited to, the following:

•	any projections of revenues, earnings, cash balances or cash flow, synergies or other financial items;

•	any revenue expected to be realized for backlog;

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements regarding future economic conditions or performance;

•	any statements regarding implementing our business strategy;

•	any statements regarding attracting and retaining customers;

•	any statements regarding obtaining and expanding market acceptance of the products and services we offer;

•	any statements regarding competition in, or size of, our market; and

•	any statements of assumptions underlying any of the foregoing.

These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risks Factors” in Part II, Item 1A contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. You should consider these risks carefully, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

TRADEMARKS

The following are registered trademarks of Tumbleweed Communications Corp. or its subsidiaries in the United States and/or other countries: Tumbleweed®, Tumbleweed Communications®, the Arrows logo, MailGate®, Secure Envelope®, Secure Inbox®, Tumbleweed IME Integrated Messaging Exchange®, Messaging Management System (MMS)®, Valicert® and Corvigo®. The following are other trademarks and service marks of Tumbleweed Communications Corp. or its subsidiaries in the United States and/or other countries: MailGate Appliance™, MailGate Edge™, MailGate Email Firewall™, MailGate Secure Messenger™, Tumbleweed Email Firewall™, Dark Traffic™, Dynamic Anti-Spam Service (DAS)™, Edge Defense™, Intent-Based Filtering (IBF)™, Spam Analysis Engine™, SecureTransport™, SecureTransport Client™, SecureTransport Edge™, SecureTransport Server™, Valicert Validation Authority™, Tumbleweed Validation Authority™, Validation Authority™, Validation Authority Server™, Server Validator™, Desktop Validator™, Validator Toolkit™, Tumbleweed FTP Analyzer™, Tumbleweed Secure Guardian™, Tumbleweed Secure Policy Gateway™, Tumbleweed Secure Staging Server™, Tumbleweed Staging Server™, Tumbleweed Secure Mail™, Tumbleweed Secure Redirect™, Tumbleweed Secure Public Network™, Tumbleweed SPN™, Tumbleweed Secure Archive™, Tumbleweed Secure Web™, Tumbleweed Secure CRM™, Tumbleweed Secure Messenger™, Tumbleweed Secure Statements™, Tumbleweed My Copy™, Tumbleweed L2i™, Tumbleweed IME Developer™, Tumbleweed IME Personalize™, Tumbleweed IME Alert™, WorldSecure™ and WorldSecure/Mail™. All other trademarks and service marks are the property of their respective owners.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share data)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$27,425	$26,952
Accounts receivable, net	12,394	9,068
Other current assets	1,604	1,311

Total current assets	41,423	37,331
Goodwill	48,074	48,074
Intangible assets, net	3,148	3,978
Property and equipment, net	1,227	1,076
Other assets	600	645

Total assets	$94,472	$91,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,893	$527
Accrued liabilities	6,866	6,058
Accrued merger-related and other costs	166	178
Deferred revenue	18,353	17,935

Total current liabilities	27,278	24,698
Accrued merger-related and other costs, excluding current portion	34	55
Deferred revenue, excluding current portion	4,791	5,011
Other long-term liabilities	111	123

Total long-term liabilities	4,936	5,189

Total liabilities	32,214	29,887
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares outstanding as of March 31, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 49,778,899 and 49,492,960 shares outstanding as of March 31, 2006 and December 31, 2005, respectively	50	50
Additional paid-in capital	355,329	353,424
Treasury stock (717,500 shares as of March 31, 2006 and December 31, 2005, respectively)	(796)	(796)
Deferred stock-based compensation	—	(165)
Accumulated other comprehensive loss	(584)	(593)
Accumulated deficit	(291,741)	(290,703)

Total stockholders’ equity	62,258	61,217

Total liabilities and stockholders’ equity	$94,472	$91,104

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Product revenue	$7,425	$4,442
Service revenue	7,255	6,115
Intellectual property and other revenue	375	1,400

Total revenue	15,055	11,957
Cost of product revenue (1)	723	447
Cost of service revenue (1)	1,539	1,281
Amortization of intangible assets	510	510

Total cost of revenue	2,772	2,238
Gross profit	12,283	9,719
Operating expenses:
Research and development (1)	3,420	2,928
Sales and marketing (1)	6,453	6,282
General and administrative (1)	3,356	1,542
Amortization of intangible assets	321	321

Total operating expenses	13,550	11,073

Operating loss	(1,267)	(1,354)
Other income, net	264	229

Net loss before provision for income taxes	(1,003)	(1,125)
Provision for income taxes	35	13

Net loss	$(1,038)	$(1,138)

Net loss per share—basic and diluted	$(0.02)	$(0.02)

Weighted average shares—basic and diluted	49,662	48,195
__________ (1) Including stock-based compensation expense as follows:
Cost of product revenue	$2	$—
Cost of service revenue	39	1
Research and development	259	53
Sales and marketing	189	43
General and administrative	1,209	39

Total stock-based compensation expense	$1,698	$136

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,038)	$(1,138)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,698	136
Depreciation and amortization expenses	1,105	1,132
Bad debt expense	80	—
Loss on disposal of property and equipment	14	17
Changes in operating assets and liabilities:
Accounts receivable, net	(3,406)	(1,154)
Other current assets and other assets	(248)	1
Accounts payable, accrued liabilities, and other long-term liabilities	2,162	409
Accrued merger-related and other costs	(33)	(271)
Deferred revenue	198	1,529

Net cash provided by operating activities	532	661
Cash flows from investing activities:
Purchase of property and equipment	(440)	(352)

Net cash used in investing activities	(440)	(352)
Cash flows from financing activities:
Repayments of borrowings	—	(67)
Proceeds from issuance of common stock	372	72

Net cash provided by financing activities	372	5
Effect of exchange rates on cash and cash equivalents	9	68

Net increase in cash and cash equivalents	473	382
Cash and cash equivalents, beginning of period	26,952	21,435

Cash and cash equivalents, end of period	$27,425	$21,817

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$7

Cash paid during the period for taxes	$5	$6

See accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(1) Organization

The condensed consolidated financial statements included herein have been prepared by Tumbleweed Communications Corp. (“Tumbleweed”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Tumbleweed’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, respectively, and cash flows for the three months ended March 31, 2006 and 2005, respectively. The results for the three months ended March 31, 2006, are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2006.

The accompanying condensed consolidated financial statements include the accounts of Tumbleweed and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2) Stock-Based Compensation

Effective January 1, 2006, Tumbleweed adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Tumbleweed recognizes stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with its methodology prior to the adoption of SFAS 123R and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In accordance with the provisions of SFAS 123R, Tumbleweed recognizes stock-based compensation expense net of an estimated forfeiture rate and recognizes the compensation expense for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term. Tumbleweed estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience during the preceding 4.5 fiscal years. Estimated forfeitures are adjusted for actual forfeitures on a quarterly basis.

Prior to January 1, 2006, Tumbleweed accounted for its stock-based compensation arrangements for employees and non-employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, stock-based compensation expense was generally recorded for fixed plan stock options on the date of grant only when either the fair value of the underlying common stock exceeded the exercise price for stock options or when options were granted to non-employees.

Tumbleweed recognized stock-based compensation expense of $1.7 million in the three months ended March 31, 2006 under the requirements of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, Tumbleweed’s net loss and net loss before income taxes for the three months ended March 31, 2006 were both $1.6 million higher than if Tumbleweed had continued to account for stock-based compensation under APB 25. Both basic and diluted net loss per share for the three months ended March 31, 2006 were $0.03 per share higher than if Tumbleweed had not adopted SFAS 123R.

Tumbleweed recognized stock-based compensation expense of approximately $136,000 in the three months ended March 31, 2005. Had stock-based compensation expense for its stock-based compensation plan been determined consistent with the fair value approach set forth in SFAS 123, Tumbleweed’s net loss for the three months ended March 31, 2005 would have been as follows (in thousands, except per share amounts):

Three Months Ended March 31, 2005
Net loss as reported	$(1,138)
Add: Stock-based compensation expense included in net loss	136
Less: Total stock-based compensation expense determined under fair value based method for all awards	$(2,002)

Net loss pro forma	$(3,004)

Basic and diluted net loss per share as reported	$(0.02)

Basic and diluted net loss per share pro forma	$(0.06)

On July 19, 2005, Tumbleweed’s Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $3.82 per share previously awarded to its employees (including its executive officers) and its directors under its stock option plans. The acceleration of vesting was effective for stock options outstanding as of July 19, 2005. Options to purchase approximately 1.7 million shares of common stock were accelerated. All of the options accelerated had exercise prices greater than Tumbleweed’s common stock price of $3.24 on the date of acceleration. The weighted average exercise price of the options accelerated was $5.00. In accordance with the provisions of APB 25, no stock-based compensation expense was recognized as a result of the acceleration since the exercise price of all the accelerated options exceeded Tumbleweed’s common stock price on the date of acceleration. The purpose of the acceleration was to enable Tumbleweed to avoid recognizing compensation expense associated with these options in future periods in its condensed consolidated statement of operations upon the adoption of SFAS 123R.

Tumbleweed estimates the fair value of stock options granted using the Black-Scholes option-pricing model that uses the assumptions noted in the following table. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Tumbleweed’s historical exercise patterns. Tumbleweed’s expected volatility is based on the daily historical volatility of Tumbleweed’s common stock, over the expected life of the option. The risk-free rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. Where the expected term of Tumbleweed’s stock-based awards does not correspond with the terms for which interest rates are quoted, Tumbleweed performs a straight-line interpolation to determine the rate from the available term maturities.

	Three Months Ended March 31,
	2006	2005
Stock options:
Weighted average fair value of grants	$1.80	$2.18
Expected life in years	4.5	4.0
Volatility	88%	101%
Risk-free interest rate	4.55%	3.75%
Dividend yield	0%	0%

Tumbleweed issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for Tumbleweed’s stock option plans for the three months ended March 31, 2006:

Options	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	13,883,097	$4.71
Granted	3,097,000	2.63
Exercised	(293,022)	1.14
Forfeitures and cancellations	(2,494,191)	2.94

Outstanding at March 31, 2006	14,192,884	$4.64	7.6	$5.75

Vested and expected to vest at March 31, 2006	12,560,821	$4.90		$5.00

Exercisable at March 31, 2006	9,126,822	$5.73	6.78	$3.68

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of Tumbleweed’s common stock for the 7.5 million options that had an exercise price above Tumbleweed’s common stock closing price of $2.99 on March 31, 2006. During the three months ended March 31, 2006, the aggregate intrinsic value of options exercised under Tumbleweed’s stock option plans was $465,000, determined as of the date of option exercise.

As of March 31, 2006 there was $5.4 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.8 years.

No stock options were granted to non-employees in the three months ended March 31, 2006.

At March 31, 2006, Tumbleweed has the following stock option plans as described below:

1993 Stock Option Plan

On September 30, 1993, Tumbleweed adopted the 1993 Stock Option Plan (“Plan”). In 1999, Tumbleweed’s Board of Directors approved an amendment to the plan to increase the number of shares authorized for issuance by 650,000 shares to a total of 3,768,500 authorized shares. In August 1999, Tumbleweed ceased granting further options under the Plan. Under the Plan, the exercise price for incentive options is at least 100% of the fair market value on the date of grant. The exercise price for nonqualified stock options is at least 85% of the fair market value on the date of grant. Options generally expire in 10 years. Vesting periods are determined by the Board of Directors and generally provide for 25% of the options to vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months.

1999 Omnibus Stock Incentive Plan

The 1999 Omnibus Stock Incentive Plan (“Incentive Plan”) was approved by stockholders on August 3, 1999, for the benefit of Tumbleweed’s officers, directors, key employees, advisors and consultants. An aggregate of 12,882,858 shares of common stock is reserved for issuance under the Incentive Plan, which provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock, and performance shares. The Incentive Plan provides for an automatic annual increase in the number of stock options available for grant of the lesser of 2,000,000 shares or 5% of the number of Tumbleweed’s outstanding shares on the last day of the immediately preceding fiscal year.

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“Purchase Plan”) was approved by stockholders on August 3, 1999, which allows eligible employees to purchase common stock at a discount from fair market value. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan for each fiscal year occurring during the term of the Purchase Plan, which will terminate in 2009. Tumbleweed suspended the Purchase Plan in 2002.

2000 NSO Incentive Stock Plan

The 2000 NSO Incentive Stock Plan (“NSO Incentive Plan”) was adopted by Tumbleweed’s Board of Directors on July 10, 2000. The NSO Incentive Plan qualifies as a “broadly based” plan and is for the benefit of Tumbleweed’s officers, directors, employees, advisors, and consultants. It provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, restricted stock, deferred stock, and performance shares or any combination of such. The options granted under the NSO Incentive Plan are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986. An aggregate of 4,181,500 shares of common stock are reserved for issuance under the NSO Incentive Plan, which will terminate on July 10, 2010.

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

Interface Stock Option Plans

On September 1, 2000, Tumbleweed assumed the Interface 1992 Stock Option Plan (“1992 Plan”) and 1993 Stock Option Plan for Non-Employee Directors (“Directors Plan”) in connection with the Interface, Inc. acquisition. The 1992 Plan provided for the grant of both incentive stock options and non-qualified options to officers and key employees at not less than market price on the date of grant as determined by the Board of Directors. Under the 1992 Plan, options generally vest at the rate of 33% per year after one year from the date of grant and have a term of ten years. The Directors Plan provided for the grant to non-employee directors of non-qualified options at market price on the date of grant. The Directors Plan provides for discretionary grants with vesting determined at the time of grant with a term of ten years. A total of 236,000 shares of Tumbleweed’s common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Interface. Tumbleweed registered an additional 304,023 shares for issuance from the 1992 Plan, that was used to grant options to Interface employees at the time of the merger and who remain employed by Tumbleweed. The Directors Plan was terminated upon its assumption by Tumbleweed, and no further options will be granted under it.

Valicert Stock Option Plans

On June 23, 2003, Tumbleweed assumed the Valicert 1998 Stock Option Plan, the 2001 Non-Statutory Stock Plan, the 1996 Equity Incentive Plan, and the Receipt.com Plan in connection with the acquisition of Valicert, Inc. (“Valicert”). These stock plans provide for the grant of options and restricted stock to employees, consultants and directors. Incentive stock options are granted at fair market value on the date of grant. Non-statutory options may be offered at not less than 85% of the fair market value on the date of the grant. Options generally vest over three to four years, are immediately exercisable and have a maximum term of 10 years. The number of stock options available for grant will automatically increase on the first day of each fiscal year by the lesser of 1,413,912 shares or 5% of the number of Tumbleweed’s outstanding shares on the last day of the preceding year. An aggregate of 6,323,399 shares of common stock is reserved for issuance under the Valicert stock option plans.

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

Corvigo Stock Option Plan

On March 18, 2004, Tumbleweed assumed the Corvigo 2002 Stock Option Plan in connection with the acquisition of Corvigo, Inc. (“Corvigo”). This plan provides for the grant of options to employees, consultants and directors. Incentive stock options are granted at fair market value on the date of grant. Non-statutory options may be offered at not less than 85% of the fair market value on the date of the grant. Generally, 25% of the options vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months. Options have a maximum term of 10 years. An aggregate of 884,678 shares of common stock is reserved for issuance under the Corvigo 2002 Stock Option Plan, which will not grant new options after November 15, 2012.

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended March 31,
	2006	2005
Warrants and options for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	—	2,164
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	7,585	7,736

Total potential shares of common stock excluded from diluted net loss per share	7,585	9,900

(4) Concentrations of Credit Risk and Revenue

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market mutual funds with qualified financial institutions. To reduce credit risk with accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial conditions and, when necessary, records an allowance for credit losses. One customer comprised 41% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at March 31, 2006, and this same customer also comprised 25% of Tumbleweed’s revenue during the three months ended March 31, 2006. No single customer comprised 10% or more of Tumbleweed’s accounts receivable balance at December 31, 2005. For the three months ended March 31, 2005, no single customer comprised 10% or more of Tumbleweed’s revenue.

(5) Intangible Assets and Goodwill

Intangible assets consist of the fair value of core/development technology, customer base and reseller agreements, maintenance agreements, and trademarks and trade names, all net of accumulated amortization, acquired during the acquisitions of Valicert, Tumbleweed Communications Limited (formerly Incubator, Limited), and Corvigo.

A summary of intangible assets as of March 31, 2006 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(4,053)	$1,797
Customer base and reseller agreements	3	3,700	(2,777)	923
Maintenance agreements	3 to 4	1,200	(901)	299
Trademarks and trade names	4	350	(221)	129

		$11,100	$(7,952)	$3,148

A summary of intangible assets as of December 31, 2005 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(3,634)	$2,216
Customer base and reseller agreements	3	3,700	(2,478)	1,222
Maintenance agreements	3 to 4	1,200	(811)	389
Trademarks and trade names	4	350	(199)	151

		$11,100	$(7,122)	$3,978

The estimated amortization of intangible assets for each of the fiscal years subsequent to March 31, 2006, is as follows (in thousands):

Year Ending December 31,
2006	1,677
2007	1,238
2008	233

$3,148

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead, is tested for impairment at least annually and more frequently if certain impairment conditions exist. Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by Tumbleweed for federal income tax purposes.

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments. Comprehensive loss for the three months ending March 31, 2006 and 2005, is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(1,038)	$(1,138)
Other comprehensive income—translation adjustments	9	68

Comprehensive loss	$(1,029)	$(1,070)

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
United States	$13,987	$10,605
Europe	780	1,109
Asia Pacific	288	243

Total	$15,055	$11,957

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

In June 2003, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured. In April 2006 the Court held a hearing on the proposed settlement but has not yet issued a ruling on the issue. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

In June 2003, Tumbleweed was served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s IPO) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where in March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which, in May 2006 heard oral argument on the appeal. The case remains pending in the Court of Appeals. An adverse outcome in this case could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

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

(9) Recent Accounting Pronouncements

In March 2005, the SEC issued Staff Accounting Bulletin 107, Share-Based Payment (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R. This interpretation expresses the views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non generally accepted accounting principles financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123R, the modification of employee share options prior to adoption of Statement 123R and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123R. Tumbleweed adopted SAB 107 in connection with its adoption of SFAS 123R in the first quarter of 2006, beginning January 1, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to this Quarterly Report on Form 10-Q and Tumbleweed’s Annual Report on Form 10-K for 2005 filed with the Securities and Exchange Commission (“SEC”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included therein. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and at Part II, Item 1A, “Risk Factors” to this Quarterly Report.

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing secure Internet communication solutions for enterprise and government customers of all sizes. With our products, organizations can block security threats, protect information, safely conduct business online, and reduce their cost of doing business. Tumbleweed provides solutions for inbound & outbound email protection, secure file routing, and identity validation that allow organizations to safely conduct business over the Internet. Tumbleweed offers these solutions in three comprehensive product suites: MailGate, SecureTransport™, and Validation Authority™. MailGate provides protection against spam, viruses, and attacks, and enables policy-based message filtering, encryption, and routing. SecureTransport enables customers to safely exchange large files and transactions without proprietary software. Validation Authority is a world-leading solution for determining the validity of digital certificates.

We are trusted by over 1,700 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. Our market focus is in the financial services, healthcare, and government markets. We provide comprehensive security solutions for email protection, file transfers, and identity validation that allow organizations to safely conduct business over the Internet. Using products from our secure Internet communications portfolio, organizations can block security threats, protect information assets, and enable the safe exchange of messages, files, and transactions.

Our operating results during the three months ended March 31, 2006 improved relative to the same three months in 2005 in revenue and net loss. Our growth in revenue of 26% was driven by increased revenue from our SecureTransport product, and revenue growth in our targeted customer sector in the financial services market. During the three months ended March 31, 2006, we had one transaction with a single customer comprising 25% of our revenue for the period which contributed to both the increased revenue from our SecureTransport product and the revenue growth in our targeted customer sector. Our reduction in net loss of 9% was due to our growth in revenues and our continuing focus on generating cost efficiencies, the positive effect of which was partially offset by stock-based compensation expense of $1.7 million due to the adoption of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”) during the three months ended March 31, 2006.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Our backlog excludes all items relating to consulting and training services. Backlog was $23.4 million at both March 31, 2006 and December 31, 2005. We believe that approximately $17.8 million of the backlog at March 31, 2006 will be recognized as revenue in the next twelve months.

Outlook

We believe that our success in 2006 will depend on our ability to increase customer adoption of our products; our ability to successfully expand our sales internationally and through distribution by third party resellers; our ability to further implement the processes related to selling hardware appliance products, such as supply chain effectiveness; and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government markets; timing of the closure of customer contracts; the integration of our new Chief Executive Officer, and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section at Part II, Item 1A for additional information.

Recent Event

In January 2006, our Board of Directors named James P. Scullion as Chief Executive Officer and Chairman of the Board of Directors. Mr. Scullion replaced Craig D. Brennan who had served as Chief Executive Officer and Chairman of the Board of Directors until Mr. Brennan resigned from these positions in January 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments in determining the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates, including those related to revenue recognition, customer arrangements, collectibility of accounts receivable, valuation of assets, and contingencies and litigation. When making estimates, we consider our historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following critical accounting policies represent areas where significant judgments and estimates have been used in the preparation of our condensed consolidated financial statements.

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

•	Persuasive evidence of an arrangement exists. We require a written contract, signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard license arrangement or volume purchase agreement with us prior to recognizing revenue on an arrangement.

•	Delivery has occurred. We deliver software to our customers physically or electronically. For physical deliveries, our standard transfer terms are typically free on board, or FOB, shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require the arrangement fee to be due within 90 days. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms did not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable.

•	Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial position and ability to pay. If we determined that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when payment is received.

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

Stock-based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). We recognize stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with our methodology prior to the adoption of SFAS 123R and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In accordance with the provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize the compensation expense for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term. We estimate the forfeiture rate based on our historical experience during the preceding term that equals the expected life of the options. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Our expected volatility is based on the daily historical volatility of our common stock, over the expected life of the option. The risk-free rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we perform a straight-line interpolation to determine the rate from the available term maturities. Determining the fair value of stock based awards at the grant date requires judgment, including estimating the expected life of stock options, the expected volatility of our stock and the amount of stock options expected to be forfeited. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates and our results of operations could be materially impacted.

Valuation of Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We must make estimates of the collectibility of our accounts receivable. We specifically analyze accounts receivable, including review of historical bad debts, customer credit-worthiness, current economic trends, aging of the balance and estimated collectibility percentages for different aging ranges, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we might record a specific allowance against amounts owed to us by those customers, and thereby reduce the value of the receivable to the amount we reasonably believe will be collected. If all collection efforts have been exhausted, we would write off the receivable against the allowance.

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

We evaluate goodwill at least on an annual basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during the three months ended March 31, 2006 or 2005, respectively. As of March 31, 2006, we had goodwill of $48.1 million.

Accrual for Anticipated Operating Lease Losses

We assess anticipated operating lease losses whenever we determine that our usage of our facility space will be impacted by business conditions and subsequently reevaluate anticipated losses each time a sublease is entered into or exited. Changing market conditions make anticipated operating lease losses not easily determinable. During 2003 we recognized a charge of $996,000 related to potential losses on an operating lease in Slough, United Kingdom that was included in our condensed consolidated statement of operations as Merger-related and other costs. The charge was estimated to include required repairs, remaining lease liabilities, and brokerage fees, offset by estimated sublease income. During 2004 we recognized an additional charge of $168,000 on this same lease that was included in our condensed consolidated statement of operations as Merger-related and other costs due to a revised estimate of the term of expected subleases on the building. During 2005, we recognized a $296,000 credit related to this same lease that was included in our condensed consolidated statement of operations as Merger-related and other costs due to the combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of this lease being less than the existing accrual for the loss on the lease. During 2004, we recognized a charge of $183,000 related to potential losses on an operating lease in Palo Alto, California that was included in our condensed consolidated statement of operations as Merger-related and other costs. The charge was estimated to include remaining lease liabilities and brokerage fees, offset by estimated sublease income. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with a sublessee, sublease rates, and brokerage fees. Each reporting period we review these estimates, and to the extent that our assumptions change and/or actual charges are incurred, the ultimate charge for the loss on this operating lease could vary from our current estimates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property and other revenue consists of patent license agreement fees and the sale of distribution rights. Total revenue for the three months ended March 31, 2006 increased to $15.1 million from $12.0 million for the same three months in 2005. The increase in total revenue was primarily due to a $3.0 million increase in product revenue and a $1.1 million increase in service revenue partially offset by a decrease in intellectual property and other revenue of $1.0 million.

Product revenue increased to $7.4 million for the three months ended March 31, 2006 from $4.4 million for the same three months in 2005. The increase in product revenue was due to an increase in license revenue of $3.2 million, partially offset by decreases in subscription-based license revenue and transaction-based license revenue of $157,000 and $61,000, respectively. The increase in license revenue was primarily due to an increase in license revenues for our SecureTransport product and in our target market in the financial services sector. During the three months ended March 31, 2006, we had one transaction with a single customer comprising 25% of our revenue for the period which contributed to both of these increases. The decreases in subscription-based license revenue and transaction-based license revenue were due to our continued transition away from those selling models and towards selling perpetual licenses with associated support and maintenance contracts.

Service revenue increased to $7.3 million for the three months ended March 31, 2006 from $6.1 million for the same three months in 2005. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $1.0 million. The increase in support and maintenance revenue was due to revenue growth in our installed customer base, an increase in sales of our dynamic anti-spam service which is sold on a subscription fee basis, and an expansion of our customer base.

Intellectual property and other revenue decreased to $375,000 for the three months ended March 31, 2006 from $1.4 million for the same three months in 2005. The decrease in intellectual property was due to a decrease in patent license revenue.

Cost of revenue. Cost of revenue is comprised of product costs, service costs, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to the acquisitions of Valicert, Inc. (“Valicert”), Tumbleweed Communications Limited (formerly Incubator, Limited), and Corvigo, Inc (“Corvigo”). Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, the cost of our appliance products, and employee and employee-related costs for hardware operations, including stock-based compensation expense in accordance with our adoption of SFAS 123R during the three months ended March 31, 2006. Service costs are comprised primarily of employee and employee-related costs, including stock-based compensation expense, for customer support, consulting and training, and contract development projects with third parties. Total cost of revenue increased to $2.8 million for the three months ended March 31, 2006 from $2.2 million for the same three months in 2005. The increase in total cost of revenue was due to a $276,000 increase in product costs and a $258,000 increase in service costs.

Cost of product revenue increased to $723,000 for the three months ended March 31, 2006 from $447,000 for the same three months in 2005. The increase in product costs was primarily due to an increase of $311,000 in royalties paid to third parties for software licensed by us for inclusion in our products. The increase in royalties was due to the addition of new software licenses from third parties included in our products.

Service costs increased to $1.5 million for the three months ended March 31, 2006 from $1.3 million for the same three months in 2005. The increase in service costs was primarily due to an increase in employee and employee-related costs of $108,000, an increase in consulting costs of $56,000, and an increase in recruiting expenses of $35,000. Employee and employee-related costs increased due to an increase in average services headcount to 53 employees for the three months ended March 31, 2006 from 44 employees for the same three months in 2005 and a $38,000 increase in stock-based compensation expense due to our adoption of SFAS 123R. The increase in average services headcount was primarily due to the need for greater personnel resources to fulfill our service requirements due to our increased service revenues. Consulting costs increased due to utilization of third-parties to assist us with growing requirements for our increased service revenues. Recruiting expenses increased due to the utilization of third-parties to assist in our hiring processes with little comparable expenses for the same three months in 2005. We expect cost of service revenue to increase on a year-over-year basis during the remainder of 2006 due to an anticipated increase in employee and employee-related costs due to increased headcount required to meet our customer requirements and an increase in stock-based compensation expense resulting from our adoption of SFAS 123R.

Amortization of intangible assets included in cost of revenue was $510,000 each for the three months ended March 31, 2006 and 2005. The amortization of intangible assets did not change due to equivalent amounts of straight line amortization of intangible assets in both periods.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended March 31, 2006 increased to $3.4 million from $2.9 million for the same three months in 2005. The increase in research and development expenses was primarily due to an increase in employee and employee-related costs of $419,000. Employee and employee-related costs increased primarily due to a $206,000 increase in stock-based compensation expense due to our adoption of SFAS 123R, and due to salary increases and growth in average engineering headcount to 151 employees for the three months ended March 31, 2006 from 135 employees for the same three months in 2005. The increase in average engineering headcount was driven by our efforts to broaden and upgrade our products and due to a realignment of resources into our research and development function from other functions during the three months ended March 31, 2006. We expect research and development expense to increase on a year-over-year basis during the remainder of 2006 due to an anticipated increase in employee and employee-related costs due to growth in average engineering headcount as well as an increase in stock-based compensation expense resulting from our adoption of SFAS 123R.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, travel expenses, and costs associated with marketing programs. Sales and marketing expenses increased to $6.5 million for the three months ended March 31, 2006 from $6.3 million for the same three months in 2005. The increase in sales and marketing expenses was primarily due to a $146,000 in stock-based compensation expense due to our adoption of SFAS 123R. We expect sales and marketing expenses to increase on a year-over-year basis during the remainder of 2006 due to an anticipated increase in employee and employee-related costs driven by an increase in stock-based compensation expense resulting from our adoption of SFAS 123R.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related costs, including stock-based compensation expense, for our administrative, finance, legal, and human resources departments as well as public reporting costs, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended March 31, 2006 increased to $3.4 million from $1.5 million for the same three months in 2005. The increase in general and administrative expenses was primarily due to increases in employee and employee-related costs, legal expenses, and bad debt expense. Employee and employee-related costs increased by $1.4 million primarily due to a $1.2 million increase in stock-based compensation expense due to our adoption of SFAS 123R. Legal expenses increased by $165,000 due to various legal matters. Bad debt expense increased by $80,000 due to an increase in our accounts receivable balance. We expect general and administrative expenses to increase during the remainder of 2006 on a year-over-year basis due to an anticipated increase in employee and employee-related costs driven by an increase in stock-based compensation expense resulting from our adoption of SFAS 123R.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Tumbleweed Communications Limited, and Corvigo acquisitions. Amortization of intangible assets included in operating expenses for each of the three months ended March 31, 2006 and March 31, 2005 was $510,000.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities and interest expense incurred on outstanding debt. Other income, net, increased to $264,000 for the three months ended March 31, 2006 from $229,000 for the same three months in 2005. The increase in other income, net was primarily due to an increase in interest income due to an increase in interest rates and a larger cash balance.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of March 31, 2006, we had approximately $27.4 million in cash and cash equivalents.

Net cash provided by operating activities for the three months ended March 31, 2006 was $532,000, which was primarily the result of our net loss of $1.0 million and an adjustment to reconcile net loss to net cash provided by operating activities due to a non-cash charge for stock-based compensation expense of $1.7 million. The decrease in net cash provided by operating activities for the three months ended March 31, 2006 of $532,000 from net cash provided by operating activities for the three months ended March 31, 2005 of $661,000 was primarily due to a $2.3 million larger increase in our accounts receivable, net balance during the three months ended March 31, 2006 relative to the same three months in 2005, partially offset by a $1.8 million larger increase in accounts payable, accrued liabilities, and other liabilities, a $100,000 reduction in our net loss, and an $80,000 increase in non-cash charges for bad debt expense.

Net cash used in investing activities for the three months ended March 31, 2006 increased to $440,000 from $352,000 for the same three months in 2005. Net cash used in investing activities for both three months ended March 31, 2006 and March 31, 2005 was comprised of purchases of property and equipment. Purchases of property and equipment for the three months ended March 31, 2006 increased as compared to the three months ended March 31, 2005 due to growing demand for computer equipment driven by an increased number of employees.

Net cash provided by financing activities for the three months ended March 31, 2006 increased to $372,000 from $5,000 for the same three months in 2005. Net cash provided by financing activities for three months ended March 31, 2006 was comprised solely of an inflow for the proceeds from the issuance of common stock as a result of the exercises of stock options. Net cash provided by financing activities for three months ended March 31, 2005 was comprised of an inflow of $72,000 for the proceeds from the issuance of common stock as a result of the exercises of stock options, partially offset by an outflow of $67,000 related to repayments on a bank loan originally assumed in the acquisition of Valicert. The increase in net cash provided by financing activities was due to a $300,000 increase in proceeds from the issuance of common stock in the three months ended March 31, 2006 as compared to the same three months in 2005 due to an increase in stock option exercises. In addition, the bank loan was repaid in full in the three months ended September 30, 2005 and accordingly no borrowings remained or were repaid in the three months ended March 31, 2006.

As of March 31, 2006, our principal commitments consisted of obligations related to outstanding operating leases and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

In the acquisition of Valicert, we assumed debt of $855,000 resulting from equipment leases with two financing companies. During 2003, this debt was refinanced with an $800,000 loan with a bank. This debt was repaid in full during the three months ended September 30, 2005.

In June 1999, we entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California and renewed that lease in 2003. The renewed lease expires in July 2008 with current monthly rent payments of approximately $75,000.

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

At March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of March 31, 2006, are as follows (in thousands):

	2006	2007	2008	After 2008	Total
Operating leases	$1,373	$1,332	$523	$—	$3,228
Unconditional purchase obligations	567	567	171	—	1,305

Total	$1,940	$1,899	$694	$—	$4,533

The amounts above will be offset by anticipated sublease receipts of $183,000, and $20,000 in 2006, and 2007, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate to preserve the fair value of the investments. As of March 31, 2006, none of our cash equivalents were subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2006, our disclosure controls and procedures are effective.

(b) Changes in internal controls over financial reporting.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thee months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

In June 2003, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured. In April 2006 the Court held a hearing on the proposed settlement but has not yet issued a ruling on the issue. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our IPO) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where, in March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which heard oral argument on the appeal in May 2006. The case remains pending in the Court of Appeals. An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

ITEM 1A. RISK FACTORS

We have a history of losses and may experience losses in the future.

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $3.9 million, $7.5 million, and $9.2 million in 2005, 2004, and 2003, respectively. As of March 31, 2006, we had incurred cumulative net losses of $291.7 million.

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

If we do not optimize our methods of producing, marketing and selling our products, it could significantly limit our ability to compete successfully against current and future competitors. The markets in which we compete are intensely competitive and rapidly changing. Vendors in our markets use different methods of marketing and distribution in order to meet expected customer demand. For example, our competitors include multiple software-only vendors, appliance-only vendors, and service providers, as well as vendors that offer a combination of some or all of the foregoing. Moreover, vendors’ offerings range from single-function point products and services to more sophisticated and scalable multi-functional offerings. In addition, pricing and other terms and conditions of sales contracts also vary considerably among our competition. Because it is difficult to predict demand in our rapidly changing markets, we may not be able to manage our marketing and sales efforts in an optimal way, which may disadvantage our business in comparison to competitors.

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. For the three months ended March 31, 2006 and 2005, five customers comprised approximately 37% and 16% of our revenue, respectively. For the three months ended March 31, 2006, one customer comprised approximately 25% of our revenue. For the three months ended March 31, 2005, no single customer comprised 10% or more of our revenue.

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

Our revenue and profitability or loss depends on the overall demand for our products, our intellectual property, and our services, particularly within the industries in which we offer specific versions of our products. Because our sales are primarily to customers in the financial services, health care, and government markets, our business depends on the overall economic conditions and the economic and business conditions within these industries. Any weakening of the global economy, the information technology industry in particular, or the weakening of the business conditions within the above industries could cause a decrease in our license revenues. A softening of demand for information technology spending caused by a continued weakening of the economy, domestically or internationally, may result in a decrease in revenues and continued losses.

We expect to continue making strategic investments and acquisitions and potentially divest assets, which may involve substantial costs, may substantially dilute our existing investors, and may fail to yield anticipated benefits.

We are continuously evaluating investments in complementary technologies and businesses as well as strategic divestments. Acquisitions of companies, divisions of companies, or products, as well as divestitures entail numerous risks, including:

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

As a result of acquisitions, we may acquire significant assets that include goodwill and other intangible assets. The testing of these intangible assets under established accounting guidelines for impairment requires significant use of judgment and assumptions. Changes in business conditions could require adjustments to the valuation of these assets.

Our stock price could be adversely affected if we are unable to continue to favorably assess the effectiveness of our internal control over financial reporting or if our independent registered public accounting firm is unable to provide an unqualified report on our assessment.

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

As a result of the product and technology acquired in the Corvigo acquisition, we have seen an increase in sales of our products sold as hardware appliances, which are manufactured by a third-party. The inclusion of these hardware appliances in our product portfolio subjects us to additional risks, including, but not limited to:

•	the inability of the manufacturer to perform in accordance with our expectations, in particular our expectations regarding the hardware appliances’ compliance with any applicable regulations;

•	the inability to deliver appliance products to customers in a timely manner, harming our ability to win time-sensitive customer contracts and/or recognize revenue;

•	product shortages that could result in increased product costs;

•	price increases from suppliers that may not be able to be passed on to customers;

•	oversupply or obsolescence of inventory, which may result in the need to reduce our prices and/or write down inventory; and

•	product quality issues.

The occurrence of any of these events could adversely affect our business and operating results.

We are a defendant in two purported securities class action lawsuits that could divert management attention and resources or eventually expose us to liability.

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our initial public offering) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where in March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which heard oral argument on the appeal in May 2006. The case remains pending in the Court of Appeals. An adverse outcome in this case could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). In June 2003, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured. In April 2006 the Court held a hearing on the proposed settlement but has not yet issued a ruling on the issue. Failure of the Court to approve the settlement followed by an adverse outcome could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

Products and services provided to our international customers accounted for 7% and 11% of our revenues for the three months ended March 31, 2006 and 2005, respectively. Conducting business outside of the United States subjects us to additional risks, including:

•	changes in regulatory requirements, for example, the introduction by the European Union of its Restrictions on Hazardous Substances;

•	reduced protection of intellectual property rights; evolving privacy laws; tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	problems in collecting accounts receivable; and

•	difficulties in authenticating customer information.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between James P. Scullion and Tumbleweed, dated January 23, 2006

10.2(3)	Settlement and Release Agreement, effective February 20, 2006, between Craig D. Brennan and Tumbleweed

10.3	Employment agreement between Daniel Greenberg and Tumbleweed, dated April 3, 2006

10.4(4)	Amendment to employment agreement between Timothy G. Conley and Tumbleweed, dated April 28, 2006

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed January 27, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed February 21, 2006.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed May 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: May 10, 2006	By:	/S/ JAMES P. SCULLION
James P. Scullion Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2006	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between James P. Scullion and Tumbleweed, dated January 23, 2006

10.2(3)	Settlement and Release Agreement, effective February 20, 2006, between Craig D. Brennan and Tumbleweed

10.3	Employment agreement between Daniel Greenberg and Tumbleweed, dated April 3, 2006

10.4(4)	Amendment to employment agreement between Timothy G. Conley and Tumbleweed, dated April 28, 2006

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed January 27, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed February 21, 2006.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed May 2, 2006.