Form 10-Q
period 2006-06-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2006-08-08
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

The number of shares of common stock outstanding as of July 31, 2006 was 50,022,796.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predicts,” “projects,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms and other comparable terminology, including, but not limited to, the following:

•	any projections of revenues, earnings, cash balances or cash flow, synergies or other financial items;

•	any revenue expected to be realized from backlog;

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements regarding future economic conditions or performance;

•	any statements regarding implementing our business strategy;

•	any statements regarding attracting and retaining customers;

•	any statements regarding obtaining and expanding market acceptance of the products and services we offer;

•	any statements regarding competition in, or size of, our market; and

•	any statements of assumptions underlying any of the foregoing.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$28,811	$26,952
Accounts receivable, net	9,059	9,068
Other current assets	1,698	1,311

Total current assets	39,568	37,331
Goodwill	48,074	48,074
Intangible assets, net	2,347	3,978
Property and equipment, net	1,177	1,076
Other assets	599	645

Total assets	$91,765	$91,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$464	$527
Accrued liabilities	5,711	6,058
Accrued merger-related and other costs	174	178
Deferred revenue	18,078	17,935

Total current liabilities	24,427	24,698
Accrued merger-related and other costs, excluding current portion	7	55
Deferred revenue, excluding current portion	4,567	5,011
Other long-term liabilities	98	123

Total long-term liabilities	4,672	5,189

Total liabilities	29,099	29,887
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares outstanding as of June 30, 2006 and December 31, 2005, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 50,012,428 and 49,492,960 shares outstanding as of June 30, 2006 and December 31, 2005, respectively	51	50
Additional paid-in capital	356,688	353,424
Treasury stock (717,500 shares as of June 30, 2006 and December 31, 2005, respectively)	(796)	(796)
Deferred stock-based compensation	—	(165)
Accumulated other comprehensive loss	(586)	(593)
Accumulated deficit	(292,691)	(290,703)

Total stockholders’ equity	62,666	61,217

Total liabilities and stockholders’ equity	$91,765	$91,104

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$5,254	$5,271	$12,679	$9,713
Service revenue	7,343	6,434	14,598	12,549
Intellectual property and other revenue	2,549	841	2,924	2,241

Total revenue	15,146	12,546	30,201	24,503
Cost of product revenue (1)	970	718	1,693	1,165
Cost of service revenue (1)	1,606	1,339	3,145	2,620
Amortization of intangible assets	489	510	999	1,020

Total cost of revenue	3,065	2,567	5,837	4,805
Gross profit	12,081	9,979	24,364	19,698
Operating expenses:
Research and development (1)	3,800	2,979	7,220	5,907
Sales and marketing (1)	6,596	6,358	13,049	12,640
General and administrative (1)	2,593	1,378	5,949	2,920
Amortization of intangible assets	312	321	633	642
Merger-related and other costs (credits)	—	(96)	—	(96)

Total operating expenses	13,301	10,940	26,851	22,013

Operating loss	(1,220)	(961)	(2,487)	(2,315)
Other income, net	301	176	565	405

Net loss before provision for income taxes	(919)	(785)	(1,922)	(1,910)
Provision for income taxes	31	6	66	19

Net loss	$(950)	$(791)	$(1,988)	$(1,929)

Net loss per share—basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares—basic and diluted	49,937	48,288	49,803	48,241
(1) Including stock-based compensation expense as follows:

Cost of product revenue	$2	$—	$4	$—
Cost of service revenue	34	1	73	2
Research and development	268	30	527	83
Sales and marketing	167	25	356	68
General and administrative	488	37	1,697	76

Total stock-based compensation expense	$959	$93	$2,657	$229

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(1,988)	$(1,929)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	2,657	229
Depreciation and amortization expenses	2,183	2,258
Bad debt expense	80	—
Loss on disposal of property and equipment	24	21
Changes in operating assets and liabilities:
Accounts receivable, net	(71)	(2,716)
Other current assets and other assets	(341)	208
Accounts payable, accrued liabilities, and other long-term liabilities	(435)	1,353
Accrued merger-related and other costs	(52)	(694)
Deferred revenue	(301)	2,621

Net cash provided by operating activities	1,756	1,350
Cash flows from investing activities:
Purchase of property and equipment	(677)	(618)

Net cash used in investing activities	(677)	(618)
Cash flows from financing activities:
Repayments of borrowings	—	(133)
Proceeds from issuance of common stock	773	195

Net cash provided by financing activities	773	62
Effect of exchange rate on cash and cash equivalents	7	85

Net increase in cash and cash equivalents	1,859	879
Cash and cash equivalents, beginning of period	26,952	21,435

Cash and cash equivalents, end of period	$28,811	$22,314

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$13

Cash paid during the period for taxes	$7	$9

See accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(1) Organization

The condensed consolidated financial statements included herein have been prepared by Tumbleweed Communications Corp. (“Tumbleweed”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Tumbleweed’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 16, 2006.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which include normal, recurring adjustments) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, respectively, and cash flows for the six months ended June 30, 2006 and 2005, respectively. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2006.

The accompanying condensed consolidated financial statements include the accounts of Tumbleweed and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(2) Stock-Based Compensation

Effective January 1, 2006, Tumbleweed adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Tumbleweed recognizes stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with its methodology prior to the adoption of SFAS 123R and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In accordance with the provisions of SFAS 123R, Tumbleweed recognizes stock-based compensation expense net of an estimated forfeiture rate and recognizes the compensation expense for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term. Tumbleweed estimated the forfeiture rates for the three and six months ended June 30, 2006, respectively, based on its historical experience during the preceding 4.5 fiscal years. Estimated forfeitures are adjusted for actual forfeitures on a quarterly basis.

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

Tumbleweed recognized stock-based compensation expense of $1.0 million and $2.7 million in the three and six months ended June 30, 2006, respectively, under the requirements of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, Tumbleweed’s net loss and net loss before income taxes for the three and six months ended June 30, 2006 were both $1.0 million and $2.6 million higher, respectively, than if Tumbleweed had continued to account for stock-based compensation expense under APB 25. Both basic and diluted net loss per share for the three and six months ended June 30, 2006 were $0.02 and $0.05 per share higher, respectively, than if Tumbleweed had continued to account for stock-based compensation under APB 25.

Tumbleweed recognized stock-based compensation expense of approximately $93,000 and $229,000 in the three and six months ended June 30, 2005, respectively. Had stock-based compensation expense for its stock-based compensation awards been determined consistent with the fair value approach set forth in SFAS 123, Tumbleweed’s net loss for the three and six months ended June 30, 2005 would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss as reported	$(791)	$(1,929)
Add: Stock-based compensation expense included in net loss	93	229
Less: Total stock-based compensation expense determined under fair value based method for all awards	$(1,441)	$(3,425)

Net loss pro forma	$(2,139)	$(5,125)
Basic and diluted net loss per share as reported	$(0.02)	$(0.04)
Basic and diluted net loss per share pro forma	$(0.04)	$(0.11)

On June 30, 2006, Tumbleweed exchanged 959,531 vested stock options for 18 employees with exercise prices ranging from $3.86 to $118.44 for 422,472 vested stock options to those same employees at an exercise price of $2.85, which was Tumbleweed’s common stock price on the date of the exchange. Tumbleweed did not recognize any stock-based compensation expense as a result of the exchange since the fair values of the new awards were less than the fair values of the original awards immediately prior to the exchange.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options:
Weighted average fair value of grants	$1.95	$2.04	$1.85	$2.05
Expected life	4.5 years	4.0 years	4.5 years	4.0 years
Volatility	85%	94%	85%	94%
Risk-free interest rate	4.99%	3.84%	4.77%	3.79%
Dividend yield	0%	0%	0%	0%

Tumbleweed issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for Tumbleweed’s stock option plans for the six months ended June 30, 2006:

Options	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	13,883,097	$4.71
Granted	4,698,972	2.72
Exercised	(515,368)	1.41
Forfeitures and cancellations	(3,979,423)	6.22

Outstanding at June 30, 2006	14,087,278	$3.74	7.7	$4.45

Vested and expected to vest at June 30, 2006	12,344,403	$3.62	7.5	$4.06

Exercisable at June 30, 2006	8,614,401	$4.37	6.8	$3.26

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of Tumbleweed’s common stock for the 6.8 million options that had an exercise price below Tumbleweed’s common stock closing price of $2.85 on June 30, 2006. During the three and six months ended June 30, 2006, the aggregate intrinsic value of options exercised under Tumbleweed’s stock option plans was $278,000 and $743,000, respectively, determined as of the date of option exercise.

As of June 30, 2006 there was $5.7 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 3.0 years.

At June 30, 2006, Tumbleweed has the following stock option plans as described below:

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

Interface Stock Option Plans

On September 1, 2000, Tumbleweed assumed the Interface 1992 Stock Option Plan (“1992 Plan”) and 1993 Stock Option Plan for Non-Employee Directors (“Directors Plan”) in connection with the Interface, Inc. (“Interface”) acquisition. The 1992 Plan provided for the grant of both incentive stock options and non-qualified options to officers and key employees at not less than market price on the date of grant as determined by the Board of Directors. Under the 1992 Plan, options generally vest at the rate of 33% per year after one year from the date of grant and have a term of ten years. The Directors Plan provided for the grant to non-employee directors of non-qualified options at market price on the date of grant. The Directors Plan provides for discretionary grants with vesting determined at the time of grant with a term of ten years. A total of 236,000 shares of Tumbleweed’s common stock were reserved for issuance upon the exercise of stock options assumed in connection with the acquisition of Interface. Tumbleweed registered an additional 304,023 shares for issuance from the 1992 Plan, that was used to grant options to Interface employees at the time of the merger and who remain employed by Tumbleweed. The Directors Plan was terminated upon its assumption by Tumbleweed, and no further options will be granted under it.

Valicert Stock Option Plans

On June 23, 2003, Tumbleweed assumed the Valicert 1998 Stock Option Plan, the 2001 Non-Statutory Stock Plan, the 1996 Equity Incentive Plan, and the Receipt.com Plan in connection with the acquisition of Valicert, Inc. (“Valicert”). These stock plans provide for the grant of options and restricted stock to employees, consultants and directors. Incentive stock options are granted at fair market value on the date of grant. Non-statutory options may be offered at not less than 85% of the fair market value on the date of the grant. Options generally vest over three to four years, are immediately exercisable and have a maximum term of 10 years. The number of stock options available for grant automatically increases on the first day of each fiscal year by the lesser of 1,413,912 shares or 5% of the number of Tumbleweed’s outstanding shares on the last day of the preceding year. An aggregate of 6,323,399 shares of common stock is reserved for issuance under the Valicert stock option plans.

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

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Warrants and options for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	—	1,638	—	1,840
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	8,002	10,139	7,853	8,317

Total potential shares of common stock excluded from diluted net loss per share	8,002	11,777	7,853	10,157

(4) Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market mutual funds with qualified financial institutions. To reduce credit risk with accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial conditions and, when necessary, records bad debt expense. One customer comprised 25% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at June 30, 2006. No single customer comprised 10% or more of Tumbleweed’s accounts receivable balance at December 31, 2005. For the three months ended June 30, 2006, one customer comprised 16%, and another customer comprised 13%, of Tumbleweed’s revenue. For the six months ended June 30, 2006 one customer comprised 13% of Tumbleweed’s revenue. For the three months ended June 30, 2005, one customer comprised 10% of Tumbleweed’s revenue. For the six months ended June 30, 2005, no single customer comprised 10% or more of Tumbleweed’s revenue.

(5) Intangible Assets and Goodwill

Intangible assets consist of the fair value of core/developed technology, customer base and reseller agreements, maintenance agreements, and trademarks and trade names, all net of accumulated amortization, acquired during the acquisitions of Valicert, Tumbleweed Communications Limited (formerly Incubator, Limited), and Corvigo.

A summary of intangible assets as of June 30, 2006 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(4,456)	$1,394
Customer base and reseller agreements	3	3,700	(3,067)	633
Maintenance agreements	3 to 4	1,200	(987)	213
Trademarks and trade names	4	350	(243)	107

		$11,100	$(8,753)	$2,347

A summary of intangible assets as of December 31, 2005 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(3,634)	$2,216
Customer base and reseller agreements	3	3,700	(2,478)	1,222
Maintenance agreements	3 to 4	1,200	(811)	389
Trademarks and trade names	4	350	(199)	151

		$11,100	$(7,122)	$3,978

The estimated amortization of intangible assets for each of the fiscal years subsequent to June 30, 2006, is as follows (in thousands):

Year Ending December 31,
2006 (remaining six months)	$876
2007	1,238
2008	233

$2,347

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead, is tested for impairment at least annually and more frequently if certain impairment conditions exist. Tumbleweed completed its annual assessment of goodwill in the three months ended June 30, 2006 and no impairment of goodwill was determined as a result of this assessment. Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by Tumbleweed for federal income tax purposes.

Merger-related and other costs

Merger-related and other costs of a net credit of $96,000 for the three and six months ended June 30, 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom partially offset by a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit. The Slough lease was assumed during the acquisition of Interface in 2000 and covered approximately 13,000 square feet of office space. The lease was for a term ending in 2020 with quarterly rent payments of approximately $65,000. The final lease settlement payment for the Slough lease of approximately $113,000 was made in July 2005.

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments. Comprehensive loss for the three months and six months ending June 30, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(950)	$(791)	$(1,988)	$(1,929)
Other comprehensive income (loss)—translation adjustments	(2)	17	7	85

Comprehensive loss	$(952)	$(774)	$(1,981)	$(1,844)

(7) Segment Information

As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, Tumbleweed’s chief operating decision-maker is its Chief Executive Officer. This officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed is the information presented in the accompanying condensed consolidated statement of operations. Tumbleweed operates in a single reporting segment providing messaging and content security solutions that are developed and sold in similar ways to enterprise and government customers of all sizes.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
North America	$14,226	$11,352	$28,115	$21,957
Europe, Middle East, and Africa	706	980	1,486	2,089
Asia Pacific	182	214	470	457
Latin America	32	—	130	—

Total	$15,146	$12,546	$30,201	$24,503

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

In June 2003, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured. In April 2006, the Court held a hearing on the proposed settlement but has not yet issued a ruling on the issue. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

In June 2003, Tumbleweed was served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired the common stock of Tumbleweed (other than purchasers of Tumbleweed’s IPO) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where, in March 2005, the Court dismissed the case with prejudice. In May 2006 the United States Court of Appeals for the Second Circuit resolved the matter in Tumbleweed’s favor by affirming the judgment of the District Court.

(9) Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with Financial Accounting Statement 109, Accounting for Income Taxes. The interpretation is effective for fiscal years beginning after December 15, 2006. Tumbleweed does not expect FIN 48 to have a material impact on its financial statements.

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

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing messaging and content security solutions for enterprise and government customers of all sizes. With our products, organizations can block security threats, protect information, confidently conduct business online, and reduce their cost of doing business. Tumbleweed provides solutions for inbound and outbound email protection, secure file routing, and identity validation that allow organizations to confidently conduct business over the Internet. Tumbleweed offers these solutions in three comprehensive product suites: MailGate, SecureTransport™, and Validation Authority™. MailGate provides protection against spam, viruses, and attacks, and enables policy-based message filtering, encryption, and routing. SecureTransport enables customers to safely exchange large files and transactions without proprietary software. Validation Authority is a world-leading solution for determining the validity of digital certificates.

We are trusted by approximately 2,000 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. While our solutions apply to all industry sectors, our traditional market focus has been in the financial services, healthcare, and government markets. We provide comprehensive security solutions for email protection, file transfers, and identity validation that allow organizations to safely conduct business over the Internet. Using products from our secure messaging and content portfolio, organizations can block security threats, protect information assets, and enable the safe exchange of messages, files, and transactions.

Our operating results during the three and six months ended June 30, 2006 improved relative to the corresponding three and six month periods in 2005 in revenue and operating cash flow. Our growth in revenue of 21% and 23% in the three and six month periods ended June 30, 2006, respectively, from the corresponding three and six month periods in 2005, was driven by a number of factors including increased revenue from our Secure Transport and Validation Authority products as well as an increase in patent license revenue.

Cash flow from operations increased to $1.8 million for the six months ended June 30, 2006 from $1.4 million for the same six month periods in 2005. Operating cash flow increased despite a $59,000 increase in net loss primarily due to an increase in non-cash charges for stock-based compensation expense due to our adoption of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”).

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered, and/or for which collectibility is in doubt. Our backlog excludes all items relating to consulting and training services. Backlog was $23.9 million and $23.4 million at June 30, 2006 and December 31, 2005, respectively. We believe that $18.8 million of the backlog at June 30, 2006 will be recognized as revenue in the next twelve months.

Outlook

We believe that our success in 2006 will depend on our ability to increase customer adoption of our products; our ability to successfully expand our sales internationally and through distribution by third party resellers; our ability to further implement the processes related to selling hardware appliance products, such as supply chain effectiveness; and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government markets; timing of the closure of customer contracts; the integration of our new Chief Executive Officer, Chief Marketing Officer, and Executive Vice President of Sales, and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in rapidly evolving market, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section at Part II, Item 1A for additional information.

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

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition” With Respect to Certain Transactions (“SOP 98-9”), and generally recognizes revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. We allocate revenue on software transactions (referred to as “arrangements” in the accounting literature) involving multiple elements to each undelivered element based on their respective fair values. Specifically, in a multi-element arrangement we allocate revenue first to undelivered elements such as support and maintenance, installation services and training based on each element’s fair value and the residual is allocated to the product license as product revenue. The fair value of support and maintenance fees is recognized ratably over the contractual term of the maintenance, which is typically one year. The fair value of services not considered essential to the functionality of the product or technology delivered is initially deferred and recognized into revenue as the services are performed. Our determination of fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of the VSOE of fair value for each element to the price charged when the same element is sold separately.

Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of fair value exists. If we provide consulting services that are considered essential to the functionality of the software products, both the product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue from these arrangements is recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

Our software products are typically fully functional upon delivery and do not require significant modification or alteration. For arrangements where services are not essential to the functionality of the software, customers typically purchase consulting services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. Software products are generally billed separately and independently from professional services, which are generally billed on a time-and-materials basis. For time-and-materials contracts, we recognize revenue as the services are performed. We occasionally offer fixed fee professional services engagements. For fixed fee engagements with milestones or acceptance provisions, revenue is recognized upon completion of a milestone or acceptance, if applicable.

We recognize revenue from patent license agreements and from the sale of distribution rights when (i) the patent license or distribution agreement is executed, (ii) the amounts due are fixed, determinable, and billable, and (iii) collection of the resulting receivable is probable.

We recognize revenue from indirect channels such as resellers using the same criteria as is used for arrangements obtained through our direct sales team.

We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for 60 days from the delivery date. We account for the estimated cost of product and service warranties in accordance with SFAS 5, Accounting for Contingencies, based on specific warranty claims received, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Historically, costs related to warranty claims have not been significant.

We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

•	Persuasive evidence of an arrangement exists. We require a written contract, signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard license arrangement or volume purchase agreement with us prior to recognizing revenue on an arrangement.

•	Delivery has occurred. We deliver software to our customers physically or electronically. For physical deliveries, our standard transfer terms are typically free on board, or FOB, shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require the arrangement fee to be due within a maximum of 90 days. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable.

•	Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial position and ability to pay. If we determined that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when payment is received.

Stock-based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). We recognize stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with our methodology prior to the adoption of SFAS 123R and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In accordance with the provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize the compensation expense for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term. We estimate the forfeiture rate based on our historical experience during the preceding term that equals the expected life of the options. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Our expected volatility is based on the daily historical volatility of our common stock, over the expected life of the option. The risk-free rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we perform a straight-

line interpolation to determine the rate from the available term maturities. Determining the fair value of stock based awards at the grant date requires judgment, including estimating the expected life of stock options, the expected volatility of our stock and the amount of stock options expected to be forfeited. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates and our results of operations could be materially impacted.

Valuation of Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We must make estimates of the collectibility of our accounts receivable. We specifically analyze accounts receivable, including review of historical bad debts, customer credit-worthiness, current economic trends, aging of the balance and estimated collectibility percentages for different aging ranges, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we might record a specific allowance against amounts owed to us by those customers, and thereby reduce the value of the receivable to the amount we reasonably believe will be collected. If all collection efforts have been exhausted, we would write off the receivable against the allowance.

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

We evaluate goodwill at least on an annual basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) or more frequently if certain indicators are present. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during 2006 or 2005, respectively. As of June 30, 2006, we had goodwill of $48.1 million.

Accrual for Anticipated Operating Lease Losses

We assess anticipated operating lease losses whenever we determine that our usage of our facility space will be impacted by business conditions and subsequently reevaluate anticipated losses each time a sublease is entered into or exited. Changing market conditions make anticipated operating lease losses difficult to determine. During 2003 we recognized a charge of $996,000 related to potential losses on an operating lease in Slough, United Kingdom that was included in our condensed consolidated statement of operations as Merger-related and other costs. The charge was estimated to include required repairs, remaining lease liabilities, and brokerage fees, offset by estimated sublease income. During 2004 we recognized an additional charge of $168,000 on this same lease that was included in our condensed consolidated statement of operations as Merger-related and other costs due to a revised estimate of the term of expected subleases on the building. During 2005, we recognized a $296,000 credit related to this same lease that was included in our condensed consolidated statement of operations as Merger-related and other costs due to the combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of this lease being less than the existing accrual for the loss on the lease. During 2004, we recognized a charge of $183,000 related to potential losses on an operating lease in Palo Alto, California that was included in our condensed consolidated statement of operations as Merger-related and other costs. The charge was estimated to include remaining lease liabilities and brokerage fees, offset by estimated sublease income. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with a sublessee, sublease rates, and brokerage fees. Each reporting period we review these estimates, and to the extent that our assumptions change and/or actual charges are incurred, the ultimate charge for the loss on this operating lease could vary from our current estimates.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 and 2005

Revenue. Revenue, which consists of product revenue, service revenue, and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is in doubt, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property and other revenue consists of patent license agreement fees and the sale of distribution rights. Total revenue for the three months ended June 30, 2006 increased to $15.1 million from $12.5 million for the same three months in 2005. The increase in total revenue was primarily due to a $909,000 increase in service revenue and a $1.7 million increase in intellectual property and other revenue. Total revenue for the six months ended June 30, 2006 increased to $30.2 million from $24.5 million for the same six months in 2005. The increase in total revenue was primarily due to a $3.0 million increase in product revenue, a $2.0 million increase in service revenue, and a $683,000 increase in intellectual property and other revenue.

Product revenue was $5.3 million for both the three months ended June 30, 2006 and June 30, 2005, respectively. Product revenue increased to $12.7 million for the six months ended June 30, 2006 from $9.7 million for the same six months in 2005. The increase in product revenue was primarily due to an increase in license revenue of $3.3 million, partially offset by a decrease in transaction-based license revenue of $96,000 and a decrease in subscription-based license revenue of $252,000. The increase in license revenue for the six month period was primarily due to an increase in license revenues for our SecureTransport product in the financial services sector. The decreases in subscription-based license revenue and transaction-based license revenue were due to our continued transition away from those selling models and towards selling perpetual licenses with associated support and maintenance contracts.

Service revenue increased to $7.3 million for the three months ended June 30, 2006 from $6.4 million for the same three months in 2005. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $889,000. Service revenue increased to $14.6 million for the six months ended June 30, 2006 from $12.5 million for the same six months in 2005. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $1.9 million. The increases in support and maintenance revenue were due to revenue growth in our installed customer base, an increase in sales of our dynamic anti-spam service which is sold on a subscription fee basis, and an expansion of our customer base.

Intellectual property and other revenue increased to $2.5 million for the three months ended June 30, 2006 from $841,000 for the same three months in 2005. Intellectual property and other revenue increased to $2.9 million for the six months ended June 30, 2006 from $2.2 million for the same six months in 2005. The increases in intellectual property and other revenue were primarily due to a patent license agreement covering certain email firewall technology in the amount of $2.4 million during the three months ended June 30, 2006.

Cost of revenue. Cost of revenue is comprised of product costs, service costs, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to the acquisitions of Valicert, Inc. (“Valicert”), Tumbleweed Communications Limited (formerly Incubator, Limited), and Corvigo, Inc (“Corvigo”). Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, the cost of our appliance products, and employee and employee-related costs for hardware operations, including stock-based compensation expense in accordance with our adoption of SFAS 123R during 2006. Service costs are comprised primarily of employee and employee-related costs, including stock-based compensation expense, for customer support, consulting, and training, and contract development projects with third parties. Total cost of revenue increased to $3.1 million for the three months ended June 30, 2006 from $2.6 million for the same three months in 2005. The increase in total cost of revenue was primarily due to a $267,000 increase in service costs and a $252,000 increase in product costs. Total cost of revenue increased to $5.8 million for the six months ended June 30, 2006 from $4.8 million for the same six months in 2005. The increase in total cost of revenue was due to a $528,000 increase in product costs and a $525,000 increase in service costs.

Cost of product revenue increased to $970,000 for the three months ended June 30, 2006 from $718,000 for the same three months in 2005. Cost of product revenue increased to $1.7 million for the six months ended June 30, 2006 from $1.2 million for the same six months in 2005. The increases in product costs were primarily due to increases of $280,000 and $387,000 for three and six months ended June 30, 2006, respectively, in appliance costs as a result of increases in the number of appliance products shipped. In addition, royalties paid to third parties for software licensed by us for inclusion in our products increased by $189,000 for the six months ended June 30, 2006 due to the addition of new software licenses from third parties included in our products.

Service costs increased to $1.6 million for the three months ended June 30, 2006 from $1.3 million for the same three months in 2005. Service costs increased to $3.1 million for the six months ended June 30, 2006 from $2.6 million for the same six months in 2005. The increases in service costs for the three and six month periods ended June 30, 2006 were due to increases in employee and employee-related costs, including stock-based compensation expense, an increase in consulting costs, and an increase in travel expenses. Employee and employee-related costs increased by $112,000 and $220,000, respectively, for the three and six months ended June 30, 2006 due to an increase in average services headcount and an increase in stock-based compensation expense due to our adoption of SFAS 123R during 2006. Average services headcount increased to 56 and 54, respectively, for the three and six months ended June 30, 2006, from 48 and 46, respectively, for the same three and six months in 2005. Stock-based compensation expense increased by $33,000 and $71,000, respectively, for the three and six months ended June 30, 2006. The increase in average services headcount was primarily due to the need for greater personnel resources to fulfill our customer service requirements due to our increased service revenues. Consulting costs increased by $60,000 and $116,000, respectively, for the three and six months ended June 30, 2006. Consulting costs increased due to a greater utilization of third-parties to assist with providing service to our customers. Travel expenses increased by $36,000 and $38,000, respectively, for the three and six months ended June 30, 2006. Travel expenses increased due to increased travel related to customer projects. We expect cost of service revenue to increase on a year-over-year basis during the remainder of 2006 due to an anticipated increase in employee and employee-related costs due to increased headcount required to meet our customer requirements and an increase in stock-based compensation expense resulting from our adoption of SFAS 123R.

Amortization of intangible assets included in cost of revenue decreased to $489,000 for the three months ended June 30, 2006 from $510,000 for the same three months in 2005. Amortization of intangible assets included in cost of revenue decreased to $999,000 for the six months ended June 30, 2006 from $1,020,000 for the same six months in 2005. The decreases in the amortization of intangible assets were due to the amortization in full during the three months ended June 30, 2006 of the intangible assets for core/developed technology and maintenance agreements acquired during the acquisition of Valicert.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended June 30, 2006 increased to $3.8 million from $3.0 million for the same three months in 2005. Research and development expenses for the six months ended June 30, 2006 increased to $7.2 million from $5.9 million for the same six months in 2005. The increases in research and development expenses were primarily due to increases in employee and employee-related costs and in recruiting expenses. Employee and employee-related costs increased by $629,000 and $1.0 million, respectively, for the three and six months ended June 30, 2006 due to increases in stock-based compensation expense due to our adoption of SFAS 123R during 2006 as well as salary increases and growth in average engineering headcount. Stock-based compensation expense increased by $238,000 and $444,000, respectively, for the three and six months ended June 30, 2006. Average engineering headcount increased to 156 and 153, respectively, for the three and six months ended June 30, 2006, from 147 and 141, respectively, for the same three and six months in 2005. The increase in average engineering headcount was primarily driven by our efforts to broaden and upgrade our products. Recruiting expenses increased by $93,000 and $184,000, respectively, for the three and six months ended June 30, 2006 due to the utilization of third-parties to assist in our hiring processes with little comparable expenses for the same three and six months in 2005. We expect research and development expense to increase on a year-over-year basis during the remainder of 2006 due to an anticipated increase in employee and employee-related costs due to growth in average engineering headcount as well as an increase in stock-based compensation expense resulting from our adoption of SFAS 123R.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, travel expenses, and costs associated with marketing programs. Sales and marketing expenses for the three months ended June 30, 2006 increased to $6.6 million from $6.4 million for the same three months in 2005. The increase in sales and marketing expenses for the three months ended June 30, 2006 was primarily due to an increase in employee and employee-related costs of $258,000. Employee and employee-related costs increased due to an increase in stock-based compensation expense resulting from our adoption of SFAS 123R during 2006 and an increase in average sales and marketing headcount. Stock-based compensation increased by $142,000 during the three months ended June 30, 2006. Average sales and marketing headcount increased to 86 for the three months ended June 30, 2006, from 80 for the same three months in 2005 due to our efforts to expand the capabilities of our sales force. Sales and marketing expenses for the six months ended June 30, 2006 increased to $13.0 million from $12.6 million for the same six months in 2005. The increase in sales and marketing expenses for the six months ended June 30, 2006 was primarily due to an increase in stock-based compensation expense of $288,000, resulting from our adoption of SFAS 123R during 2006, and an increase in recruiter search fees of $71,000 resulting from our increase in average sales and marketing headcount.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related costs, including stock-based compensation expense, for our administrative, finance, legal, and human resources departments as well as public reporting costs, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended June 30, 2006 increased to $2.6 million from $1.4 million for the same three months in 2005. General and administrative expenses for the six months ended June 30, 2006 increased to $5.9 million from $2.9 million for the same six months in 2005. The increases in general and administrative expense were primarily due to increases of $1.2 million and $2.7 million for three and six months ended June 30, 2006, respectively, in employee and employee-related costs. Employee and employee-related costs increased due to increases in stock-based compensation expenses by $451,000 and $1.6 million for the three and six months ended June 30, 2006, respectively, due to our adoption of SFAS 123R as well as increases in average general and administrative headcount. In addition, employee and employee-related costs for the three months ended June 30, 2006 increased due to an increase in intellectual property commissions. Average general and administrative headcount increased to 38 and 37, respectively, for the three and six months ended June 30, 2006, from 21 for both the same three and six months in 2005, largely due to a realignment of resources into our general and administrative function from other functions during 2006. Intellectual property commissions increased as a result of increased intellectual property revenue. We expect general and administrative expenses to increase during the remainder of 2006 on a year-over-year basis due to an anticipated increase in employee and employee-related costs driven by an increase in stock-based compensation expense resulting from our adoption of SFAS 123R.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Tumbleweed Communications Limited, and Corvigo acquisitions. Amortization of intangible assets included in operating expenses for the three months ended June 30, 2006 decreased to $312,000 from $321,000 for the same three months in 2005. Amortization of intangible assets included in operating expenses for the six months ended June 30, 2006 decreased to $633,000 from $642,000 for the same six months in 2005. The decreases in the amortization of intangible assets included in operating expenses were due to the amortization in full during the three months ended June 30, 2006 of the customer base and reseller agreements intangible asset acquired during the Valicert acquisition.

Merger-related and other costs (credits). There were no merger-related and other costs for the three and six months ended June 30, 2006. Merger-related and other costs of a net credit of $96,000 for the three and six months ended June 30, 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom and a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities. Other income, net for the three months ended June 30, 2006 increased to $301,000 from $176,000 for the same three months in 2005. Other income, net for the six months ended June 30, 2006 increased to $565,000 from $405,000 for the same six months in 2005. The increases in other income, net were primarily due to increases in interest income driven by an increase in interest rates and a larger cash balance.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of June 30, 2006, we had approximately $28.8 million in cash and cash equivalents.

Net cash provided by operating activities for the six months ended June 30, 2006 was $1.8 million, which was primarily the result of our net loss of $2.0 million, a decrease in accounts payable, accrued liabilities, and other liabilities of $435,000, a decrease in deferred revenue of $301,000, and an increase in other assets of $341,000, the impact of which was exceeded by non-cash charges of $2.7 million for stock-based compensation expense and $2.2 million for depreciation and amortization expenses.

The increase in net cash provided by operating activities for the six months ended June 30, 2006 of $1.8 million from net cash provided by operating activities of $1.4 million for the same six months in 2005 was primarily due to a $2.4 million increase in non-cash charges for stock-based compensation expense partially offset by a $59,000 increase in net loss and a $435,000 decrease in accounts payable, accrued liabilities, and other long-term liabilities during the six months ended June 30, 2006 compared to a $1.4 million increase in these balances for the same six months in 2005.

Net cash used in investing activities for the six months ended June 30, 2006 increased to $677,000 from $618,000 for the same six months in 2005. Net cash used in investing activities for both six months ended June 30, 2006 and June 30, 2005 was comprised of purchases of property and equipment. Purchases of property and equipment for the six months ended June 30, 2006 increased as compared to the same six months in 2005 due to growing demand for computer equipment driven by an increased number of employees.

Net cash provided by financing activities for the six months ended June 30, 2006 increased to $773,000 from $62,000 for the same six months in 2005. Net cash provided by financing activities for the six months ended June 30, 2006 was comprised of an inflow of $773,000 for the proceeds from the issuance of common stock as a result of the exercises of stock options. Net cash provided by financing activities for the six months ended June 30, 2005 was comprised of an inflow of $195,000 for the proceeds from the issuance of common stock as a result of the exercises of stock options, partially offset by an outflow of $133,000 related to repayments of outstanding debt originally assumed in the acquisition of Valicert. The increase in net cash provided by financing activities was due to a $578,000 increase in proceeds from the issuance of common stock in the six months ended June 30, 2006 as compared to the same six months in 2005 due to an increase in stock option exercises. In addition, the bank loan was repaid in full in the three months ended September 30, 2005 and accordingly no borrowings remained or were repaid in the six months ended June 30, 2006.

As of June 30, 2006, our principal commitments consisted of obligations related to outstanding operating leases, a bank loan, and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

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

At June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of June 30, 2006, are as follows (in thousands):

	2006	2007	2008	After 2008	Total
Operating lease obligations	$921	$1,332	$523	$—	$2,776
Unconditional purchase obligations	384	567	171	—	1,122

Total	$1,305	$1,899	$694	$—	$3,898

The amounts above will be offset by anticipated sublease receipts of $122,000, and $20,000 in 2006, and 2007, respectively.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate to preserve the fair value of the investments. As of June 30, 2006, none of our cash equivalents were subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2006, our disclosure controls and procedures are effective.

(b) Changes in internal controls.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our IPO) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where, in March 2005, the Court dismissed the case with prejudice. In May 2006 the United States Court of Appeals for the Second Circuit resolved the matter in our favor by affirming the judgment of the District Court.

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

Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $3.9 million, $7.5 million, and $9.2 million in 2005, 2004, and 2003, respectively. As of June 30, 2006, we had incurred cumulative net losses of $292.7 million.

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

We are substantially dependent on the continued services and performance of our executive officers and other key personnel and do not have long-term employment agreements with any of our key personnel. In this regard, we recently appointed a new Chief Executive Officer, Chief Marketing Officer, and Executive Vice President of Sales, which subjects us to heightened risks related to this transition as they assume their roles and make changes to our business and operations. The loss of the services of any of our executive officers or other key employees could significantly delay or prevent the achievement of our development and strategic objectives.

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

Our success will depend on our ability to adapt in strategic fashion to these competing forces, to develop and successfully launch more effective products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products. Competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. In addition, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

In addition, our success depends on our ability to grow and develop our indirect distribution channels, both in the United States and internationally, and the inability to do so could adversely affect future operating results. Our failure to increase revenue through our indirect distribution channels could have a material adverse effect on our business, operating results, and financial condition. We must increase the number of strategic and other third-party relationships with vendors of Internet-related systems and application software, resellers and systems integrators. Our existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies.

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

Our revenue and our operating results have fluctuated and may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including the timing of our target customers’ election to adopt and implement our technology, election of our customers to delay their purchase commitments or purchase in smaller amounts, and timing and ability to continue to license our patents. Further, we have experienced and may continue to experience difficulty in managing the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure as well as collecting fees owed by customers. Finally, any acquisitions or divestitures we complete as well as the announcement or introduction of new or enhanced products and services may create additional volatility in our results.

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. During the three months ended June 30, 2006, one customer comprised 16% of our revenue while another customer comprised 13% of our revenue. For the six months ended June 30, 2006, one customer comprised 13% of our revenue. For the three months ended June 30, 2005, one customer comprised 10% of our revenue. No single customer comprised 10% or more of our revenue for the six months ended June 30, 2005. During the three months ended June 30, 2006 and 2005, five customers comprised approximately 33% and 25% of our revenue, respectively. During the six months ended June 30, 2006 and 2005, five customers comprised approximately 27% and 17% of our revenue, respectively.

Our appliance products may not be adopted in the market and may expose us to hardware supply chain issues.

Over time, we have expanded our portfolio of products sold as hardware appliances, which are manufactured by a third-party. The inclusion of these hardware appliances in our product portfolio subjects us to additional risks, including, but not limited to:

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

Products and services provided to our international customers accounted for 6% and 7% of our revenues for the three and the six months ended June 30, 2006, respectively, and 10% of our revenues for both the three and six months ended June 30, 2005.

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

We are a defendant in a purported securities class action lawsuit that could divert management attention and resources or eventually expose us to liability.

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). In June 2003, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured. In April 2006, the Court held a hearing on the proposed settlement but has not yet issued a ruling on the issue. Failure of the Court to approve the settlement followed by an adverse outcome could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time assured.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 8, 2006, we held our Annual Meeting of Stockholders. The stockholders voted on the following matters:

1) Election of directors: Jeffrey C. Smith and Kenneth R. Klein were nominated and elected as Class I directors for terms expiring in 2009. Votes were counted as follows:

	For	Withheld
Jeffrey C. Smith	44,128,774	859,912
Kenneth R. Klein	42,163,644	2,825,042

As of June 30, 2006, our board of directors was comprised of each of the Class I Directors listed in the table above, the Class II Directors, Deborah D. Rieman, James P. Scullion, and Taher Elgamal, and the Class III Directors, Christopher H. Greendale, James A. Heisch, and Standish H. O’Grady.

2) Ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2006. The selection of KPMG LLP was ratified by a vote of 44,280,058 for and 626,903 votes against, with 79,090 votes abstaining.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between Daniel Greenberg and Tumbleweed, dated April 3, 2006

10.2(3)	Amendment to employment agreement between Timothy G. Conley and Tumbleweed, dated April 28, 2006

10.3(4)	Consulting agreement between Taher Elgamal and Tumbleweed, dated June 30, 2006

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed April 5, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed May 2, 2006.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed July 6, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: August 8, 2006	By:	/S/ JAMES P. SCULLION
James P. Scullion Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2006	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between Daniel Greenberg and Tumbleweed, dated April 3, 2006

10.2(3)	Amendment to employment agreement between Timothy G. Conley and Tumbleweed, dated April 28, 2006

10.3(4)	Consulting agreement between Taher Elgamal and Tumbleweed, dated June 30, 2006

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed April 5, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed May 2, 2006.
(4)	Incorporated by reference to our Current Report on Form 8-K, filed July 6, 2006.