Form 10-Q
period 2006-09-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2006-11-09
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

The number of shares of common stock outstanding as of October 31, 2006 was 50,263,459.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current Assets:
Cash and cash equivalents	$30,437	$26,952
Accounts receivable, net	9,957	9,068
Other current assets	1,904	1,311

Total current assets	42,298	37,331
Goodwill	48,074	48,074
Intangible assets, net	1,909	3,978
Property and equipment, net	1,486	1,076
Other assets	585	645

Total assets	$94,352	$91,104

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$530	$527
Accrued liabilities	6,047	6,058
Accrued merger-related and other costs	139	178
Deferred revenue	19,893	17,935

Total current liabilities	26,609	24,698
Accrued merger-related and other costs, excluding current portion	—	55
Deferred revenue, excluding current portion	4,940	5,011
Other long-term liabilities	82	123

Total long-term liabilities	5,022	5,189

Total liabilities	31,631	29,887
Stockholders’ equity:
Common stock	51	50
Additional paid-in capital	358,112	353,424
Treasury stock	(796)	(796)
Deferred stock-based compensation	—	(165)
Accumulated other comprehensive loss	(581)	(593)
Accumulated deficit	(294,065)	(290,703)

Total stockholders’ equity	62,721	61,217

Total liabilities and stockholders’ equity	$94,352	$91,104

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Product revenue	$7,273	$6,736	$19,952	$16,449
Service revenue	7,469	6,593	22,067	19,142
Intellectual property and other revenue	357	351	3,281	2,592

Total revenue	15,099	13,680	45,300	38,183
Cost of product revenue (1)	1,531	906	3,224	2,071
Cost of service revenue (1)	1,704	1,392	4,849	4,012
Amortization of intangible assets	234	510	1,233	1,530

Total cost of revenue	3,469	2,808	9,306	7,613
Gross profit	11,630	10,872	35,994	30,570
Operating expenses:
Research and development (1)	3,783	3,279	11,003	9,186
Sales and marketing (1)	6,937	6,539	19,986	19,179
General and administrative (1)	2,365	1,517	8,314	4,437
Amortization of intangible assets	204	321	837	963
Merger-related and other costs (credits)	—	—	—	(96)

Total operating expenses	13,289	11,656	40,140	33,669

Operating loss	(1,659)	(784)	(4,146)	(3,099)
Other income, net	278	250	843	655

Net loss before provision (benefit) for income taxes	(1,381)	(534)	(3,303)	(2,444)
Provision (benefit) for income taxes	(7)	4	59	23

Net loss	$(1,374)	$(538)	$(3,362)	$(2,467)

Net loss per share—basic and diluted	$(0.03)	$(0.01)	$(0.07)	$(0.05)

Weighted average shares—basic and diluted	50,111	48,767	49,905	48,419

__________ (1) Including stock-based compensation expense as follows:

Cost of product revenue	$2	$—	$6	$—
Cost of service revenue	33	(1)	106	1
Research and development	442	138	969	221
Sales and marketing	144	46	500	114
General and administrative	487	36	2,184	112

Total stock-based compensation expense	$1,108	$219	$3,765	$448

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,362)	$(2,467)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	3,765	448
Depreciation and amortization expenses	2,877	3,375
Bad debt expense	55	—
Loss on disposal of property and equipment	27	24
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(944)	(1,520)
Other current assets and other assets	(533)	519
Accounts payable, accrued liabilities, and other long-term liabilities	(49)	633
Accrued merger-related and other costs	(94)	(912)
Deferred revenue	1,887	3,713

Net cash provided by operating activities	3,629	3,813
Cash flows from investing activities:
Purchase of property and equipment	(1,245)	(774)

Net cash used in investing activities	(1,245)	(774)
Cash flows from financing activities:
Repayments of borrowings	—	(467)
Proceeds from issuance of common stock	1,089	1,599

Net cash provided by financing activities	1,089	1,132
Effect of exchange rate on cash and cash equivalents	12	78

Net increase in cash and cash equivalents	3,485	4,249
Cash and cash equivalents, beginning of period	26,952	21,435

Cash and cash equivalents, end of period	$30,437	$25,684

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$—	$20

Cash paid during the period for taxes	$10	$10

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (which are recurring in nature) which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of September 30, 2006 and December 31, 2005, respectively, the results of operations for the three and nine months ended September 30, 2006 and 2005, respectively, and cash flows for the nine months ended September 30, 2006 and 2005, respectively. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2006.

The accompanying condensed consolidated financial statements include the accounts of Tumbleweed and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Effective January 1, 2006, Tumbleweed adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore has not restated results for prior periods. However, prior period stock-based compensation expense recognized under Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees has been reclassified to conform to the current year presentation.

(2) Stock-Based Compensation

Effective January 1, 2006, Tumbleweed adopted SFAS 123R, using the modified prospective transition method. Under this transition method, stock-based compensation expense for the nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Tumbleweed recognizes stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with its methodology prior to the adoption of SFAS 123R and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In accordance with the provisions of SFAS 123R, Tumbleweed recognizes stock-based compensation expense net of an estimated forfeiture rate and recognizes the compensation expense for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term. Tumbleweed estimated the forfeiture rates for the three and nine months ended September 30, 2006, respectively, based on its historical experience during the preceding 4.5 fiscal years. Estimated forfeitures are adjusted for actual forfeitures on a quarterly basis.

Prior to January 1, 2006, Tumbleweed accounted for its stock-based compensation arrangements for employees and non-employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Accordingly, stock-based compensation expense was generally recorded for fixed plan stock options on the date of grant only when either options were granted to non-employees or the fair value of the underlying common stock exceeded the exercise price for stock options granted.

Tumbleweed recognized stock-based compensation expense of $1.1 million and $3.8 million in the three and nine months ended September 30, 2006, respectively, under the requirements of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, Tumbleweed’s net loss and net loss before income taxes for the three and nine months ended September 30, 2006 were both $1.0 million and $3.6 million higher, respectively, than if Tumbleweed had continued to account for stock-based compensation expense under APB 25. Both basic and diluted net loss per share for the three and nine months ended September 30, 2006 were $0.02 and $0.07 per share higher, respectively, than if Tumbleweed had continued to account for stock-based compensation under APB 25.

Tumbleweed recognized stock-based compensation expense of approximately $219,000 and $448,000 in the three and nine months ended September 30, 2005, respectively. Had stock-based compensation expense for its stock-based compensation awards been determined consistent with the fair value approach set forth in SFAS 123, Tumbleweed’s net loss for the three and nine months ended September 30, 2005 would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss as reported	$(538)	$(2,467)
Add: Stock-based compensation expense included in net loss	219	448
Less: Total stock-based compensation expense determined under fair value based method for all awards	$(6,225)	$(9,609)

Net loss pro forma	$(6,544)	$(11,628)
Basic and diluted net loss per share as reported	$(0.01)	$(0.05)
Basic and diluted net loss per share pro forma	$(0.13)	$(0.24)

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

Tumbleweed estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Tumbleweed’s historical exercise patterns. Tumbleweed’s expected volatility is based on the daily historical volatility of Tumbleweed’s common stock, over the expected life of the option. The risk-free rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. Where the expected term of Tumbleweed’s stock-based awards does not correspond with the terms for which interest rates are quoted, Tumbleweed performs a straight-line interpolation to determine the rate from the available term maturities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Stock options:
Weighted average fair value of grants	$1.91	$2.73	$1.86	$2.18
Expected life	4.5 years	4.0 years	4.5 years	4.0 years
Volatility	83%	92%	83%	92%
Risk-free interest rate	4.85%	4.01%	4.80%	3.85%
Dividend yield	0%	0%	0%	0%

Tumbleweed issues new shares of common stock upon exercise of stock options. The following is a summary of option activity for Tumbleweed’s stock option plans for the nine months ended September 30, 2006:

Options	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	13,883,097	$4.71
Granted	5,708,465	2.75
Exercised	(719,459)	1.46
Forfeitures and cancellations	(4,401,834)	6.28

Outstanding at September 30, 2006	14,470,269	$3.61	7.7	$3.93

Vested and expected to vest at September 30, 2006	12,664,586	$3.24	7.5	$3.70

Exercisable at September 30, 2006	8,865,901	$4.12	6.7	$3.18

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of Tumbleweed’s common stock for the 6.6 million options that had an exercise price below Tumbleweed’s common stock closing price of $2.82 on September 29, 2006. During the three and nine months ended September 30, 2006, the aggregate intrinsic value of options exercised under Tumbleweed’s stock option plans was $250,000 and $997,000, respectively, determined as of the date of option exercise.

As of September 30, 2006 there was $5.7 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.3 years.

At September 30, 2006, Tumbleweed has the following stock option plans as described below:

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

Under the terms of the NSO Incentive Plan, the exercise price for stock options is determined by the Board of Directors, Compensation Committee, or Administrators, generally 100% of the fair market value on the date of grant. The option term is determined by the Administrators, generally no longer than 10 years. Vesting periods are determined by the Administrators and generally provide for 25% of the options to vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months.

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

Valicert Stock Option Plans

On June 23, 2003, Tumbleweed assumed the Valicert 1998 Stock Option Plan, the 2001 Non-Statutory Stock Plan, the 1996 Equity Incentive Plan, and the Receipt.com Plan in connection with the acquisition of Valicert, Inc. (“Valicert”). These stock plans provide for the grant of options and restricted stock to employees, consultants and directors. Incentive stock options are granted at fair market value on the date of grant. Non-statutory options may be offered at not less than 85% of the fair market value on the date of the grant. Options generally vest over four years, are immediately exercisable and have a maximum term of 10 years. The number of stock options available for grant automatically increases on the first day of each fiscal year by the lesser of 1,413,912 shares or 5% of the number of Tumbleweed’s outstanding shares on the last day of the preceding year. An aggregate of 4,909,487 shares of common stock is reserved for issuance under the Valicert stock option plans.

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

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Warrants and options for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	—	3,450	—	2,265
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	7,979	5,444	7,615	7,461

Total potential shares of common stock excluded from diluted net loss per share	7,979	8,894	7,615	9,726

(4) Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market mutual funds with qualified financial institutions. To reduce credit risk with accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial condition and, when necessary, records bad debt expense. No single customer comprised 10% or more of Tumbleweed’s accounts receivable balance at September 30, 2006 or December 31, 2005, respectively. For the three months ended September 30, 2006, one customer comprised 16% of Tumbleweed’s revenue. For the nine months ended September 30, 2006 and for the three and nine months ended September 30, 2005, respectively, no single customer comprised 10% or more of Tumbleweed’s revenue.

(5) Intangible Assets and Goodwill

Intangible assets consist of the fair value of core/developed technology, customer base and reseller agreements, maintenance agreements, and trademarks and trade names, all net of accumulated amortization, acquired during the acquisitions of Valicert, Tumbleweed Communications Limited (formerly Incubator, Limited), and Corvigo.

A summary of intangible assets as of September 30, 2006 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(4,659)	$1,191
Customer base and reseller agreements	3	3,700	(3,250)	450
Maintenance agreements	3 to 4	1,200	(1,017)	183
Trademarks and trade names	4	350	(265)	85

		$11,100	$(9,191)	$1,909

A summary of intangible assets as of December 31, 2005 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(3,634)	$2,216
Customer base and reseller agreements	3	3,700	(2,478)	1,222
Maintenance agreements	3 to 4	1,200	(811)	389
Trademarks and trade names	4	350	(199)	151

		$11,100	$(7,122)	$3,978

The estimated amortization of intangible assets for each of the fiscal years subsequent to September 30, 2006, is as follows (in thousands):

Year Ending December 31,
2006 (remaining three months)	$439
2007	1,238
2008	232

$1,909

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

Merger-related and other costs

There were no merger-related and other costs in either the three and nine months ended September 30, 2006 or the three months ended September 30, 2005. Merger-related and other costs of a net credit of $96,000 for the nine months ended September 30, 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom partially offset by a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit. The Slough lease was assumed during the acquisition of Interface. in 2000 and covered approximately 13,000 square feet of office space. The lease was for a term ending in 2020 with quarterly rent payments of approximately $65,000. The final lease settlement payment for the Slough lease of approximately $113,000 was made in July 2005.

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments. Comprehensive loss for the three months and nine months ending September 30, 2006 and 2005, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(1,374)	$(538)	$(3,362)	$(2,467)
Other comprehensive income (loss)—translation adjustments	5	(7)	12	78

Comprehensive loss	$(1,369)	$(545)	$(3,350)	$(2,389)

(7) Segment Information

As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, Tumbleweed’s chief operating decision-maker is its Chief Executive Officer. This officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed is the information presented in the accompanying condensed consolidated statement of operations. Tumbleweed operates in a single reporting segment providing messaging security solutions that are developed and sold in similar ways to enterprise and government customers of all sizes.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
North America	$14,076	$12,329	$42,191	$34,286
Europe, Middle East, and Africa	732	295	2,219	752
Asia Pacific	226	834	696	2,923
Latin America	65	222	194	222

Total	$15,099	$13,680	$45,300	$38,183

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

(9) Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. The interpretation is effective for fiscal years beginning after December 15, 2006. Tumbleweed is currently evaluating the expected impact of the adoption of FIN 48 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings during the quarter of adoption for errors that were not previously deemed material, but are material under the guidance in SAB 108.

Tumbleweed is currently evaluating the potential impact of adopting SAB 108. Although Tumbleweed believes its prior period assessments of uncorrected differences and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, Tumbleweed expects that, due to the analysis required in SAB 108, certain historical uncorrected differences related to application of cash receipts and the elimination of a minority interest related to a former subsidiary will be corrected for as a cumulative effect adjustment to increase the opening accumulated deficit balance as of the date of adoption by an estimated amount of approximately $230,000. Tumbleweed is continuing to evaluate the impact of adopting SAB 108 and, as a result, the actual reduction to the opening retained earnings balance as of the date of adoption could be different than the $230,000 estimate.

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

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing messaging security solutions for enterprise and government customers of all sizes. With our products, organizations can block security threats, protect information, confidently conduct business online, and reduce their cost of doing business. Tumbleweed provides solutions for inbound and outbound email protection, secure file routing, and identity validation that allow organizations to confidently conduct business over the Internet. Tumbleweed offers these solutions in three comprehensive product suites: MailGate, SecureTransport™, and Validation Authority™. MailGate provides protection against spam, viruses, and attacks, and enables policy-based message filtering, encryption, and routing. SecureTransport enables customers to safely exchange large files and transactions without proprietary software. Validation Authority is a world-leading solution for determining the validity of digital certificates.

We are trusted by approximately 2,300 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. While our solutions apply to all industry sectors, our traditional market focus has been in the financial services, healthcare, and government markets. We provide comprehensive security solutions for email protection, file transfers, and identity validation that allow organizations to safely conduct business over the Internet. Using products from our secure messaging portfolio, organizations can block security threats, protect information assets, and enable the safe exchange of messages, files, and transactions.

Our revenue during the three and nine months ended September 30, 2006 improved relative to the corresponding three and nine month periods in 2005. In addition, our deferred revenue improved as of September 30, 2006 compared to the deferred revenue as of December 31, 2005. Our growth in deferred revenue of 8% as of September 30, 2006 compared to the balance as of December 31, 2005 and growth in revenue of 10% and 19% in the three and nine month periods ended September 30, 2006, respectively, from the corresponding three and nine month periods in 2005, was primarily driven by an increased volume of contracts with customers. Our growth in revenue in the nine month period ended September 30, 2006 from the corresponding nine month periods in 2005, was also driven by an increase in patent license revenue.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered, and/or for which collectibility is not considered probable. Our backlog excludes all items relating to consulting and training services. Backlog was $24.5 million and $23.4 million at September 30, 2006 and December 31, 2005, respectively. We believe that $19.1 million of the backlog at September 30, 2006 will be recognized as revenue in the next twelve months.

Outlook

We believe that our success in the remainder of 2006 will depend on our ability to increase customer adoption of our products; our ability to successfully expand our sales internationally and through distribution by third party resellers; our ability to further improve our processes related to selling products on appliances, such as supply chain efficiency and effectiveness; and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government markets; timing of the closure of customer contracts; the integration of our new Chief Marketing Officer, Chief Technology Officer, and Executive Vice President of Field Operations, and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in rapidly evolving market, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section at Part II, Item 1A for additional information.

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

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition” With Respect to Certain Transactions (“SOP 98-9”), and generally recognize revenue when all of the following criteria are met as set forth in paragraph 8 of SOP 97-2: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable. We allocate revenue on software transactions (referred to as “arrangements” in the accounting literature) involving multiple elements to each undelivered element based on their respective fair values. Specifically, in a multi-element arrangement we allocate revenue first to undelivered elements such as support and maintenance, consulting services and training based on each element’s fair value and the residual is allocated to the product license as product revenue. The fair value of support and maintenance fees is recognized ratably over the contractual term of the maintenance, which is typically one year. The fair value of services not considered essential to the functionality of the product or technology delivered is initially deferred and recognized into revenue as the services are performed. Our determination of the fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of the VSOE of fair value for each element to the price charged when the same element is sold separately.

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

We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date. We account for the estimated cost of product and service warranties in accordance with Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, based on specific warranty claims received, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Historically, costs related to warranty claims have not been significant.

We make significant judgments related to revenue recognition. Specifically, in connection with each transaction involving our products, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) our fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

•	Persuasive evidence of an arrangement exists. We require a written contract, signed by both the customer and us, or a purchase order from those customers that have previously negotiated a standard license arrangement or volume purchase agreement with us prior to recognizing revenue on an arrangement.

•	Delivery has occurred. We deliver software to our customers physically or electronically. For physical deliveries, our standard transfer terms are typically free on board, or FOB, shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•	The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require the arrangement fee to be due within a maximum of 90 days. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery (assuming all other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable.

•	Collectibility is probable. To recognize revenue, we must judge collectibility of the arrangement fees, which we do on a customer-by-customer basis pursuant to our credit review policy. We typically sell to customers with whom we have a history of successful collection. For new customers, we evaluate the customer’s financial position and ability to pay. If we determined that collectibility is not probable based upon our credit review process or the customer’s payment history, we recognize revenue when payment is received.

Stock-based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123 revised (2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for the three and nine months ended September 30, 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). We recognize stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with our methodology prior to the adoption of SFAS 123R and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In accordance with the provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize the compensation expense for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term. We estimate the forfeiture rate based on our historical experience during the preceding term that equals the expected life of the options. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Our expected volatility is based on the daily historical volatility of our common stock, over the expected life of the option. The risk-free rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we perform a straight-

line interpolation to determine the rate from the available term maturities. Determining the fair value of stock based awards at the grant date requires judgment, including estimating the expected life of stock options, the expected volatility of our stock and the amount of stock options expected to be forfeited. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates and our results of operations could be materially impacted.

Valuation of Allowance for Doubtful Accounts

We must make estimates of the collectibility of our accounts receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We specifically analyze accounts receivable, including review of historical bad debts, customer credit-worthiness, current economic trends, aging of the balance and estimated collectibility percentages for different aging ranges, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we might record a specific allowance against amounts owed to us by those customers, and thereby reduce the value of the receivable to the amount we reasonably believe will be collected. If all collection efforts have been exhausted, we would write off the receivable against the allowance.

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

We evaluate goodwill at least on an annual basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) or more frequently if certain indicators are present. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. Tumbleweed completed its annual assessment of goodwill in the three months ended June 30, 2006 and 2005, respectively, and no impairment of goodwill was determined as a result of these assessments. Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by Tumbleweed for federal income tax purposes. As of September 30, 2006, we had goodwill of $48.1 million.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 and 2005

Revenue. Revenue, which consists of product revenue, service revenue, and intellectual property and other revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is not considered probable, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property and other revenue consists of patent license agreement fees and the sale of distribution rights. Total revenue for the three months ended September 30, 2006 increased to $15.1 million from $13.7 million for the same three months in 2005. The increase in total revenue was primarily due to an $876,000 increase in service revenue and a $537,000 increase in product revenue. Total revenue for the nine months ended September 30, 2006 increased to $45.3 million from $38.2 million for the same nine months in 2005. The increase in total revenue was primarily due to a $3.5 million increase in product revenue, a $2.9 million increase in service revenue, and a $689,000 increase in intellectual property and other revenue.

Product revenue increased to $7.3 million for the three months ended September 30, 2006 from $6.7 million for the same three months in 2005. Product revenue increased to $20.0 million for the nine months ended September 30, 2006 from $16.4 million for the same nine months in 2005. The increases in product revenue were primarily due to increases in license revenue of $602,000 and $3.9 million for three and nine months ended September 30, 2006, respectively. The increase in product revenue for the nine months ended September 30, 2006 was partially offset by a $316,000 decrease in subscription-based license revenue. The increases in license revenue for the three and nine month periods were primarily due to an increased volume of license contracts with customers. The decrease in subscription-based license revenue was due to our continued transition away from this selling model and towards selling perpetual licenses with associated support and maintenance contracts.

Service revenue increased to $7.5 million for the three months ended September 30, 2006 from $6.6 million for the same three months in 2005. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $960,000. Service revenue increased to $22.1 million for the nine months ended September 30, 2006 from $19.1 million for the same nine months in 2005. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $2.9 million. The increases in support and maintenance revenue for both the three and nine months ended September 30, 2006, were due to growth in our installed customer base, an increase in sales of our anti spam service which is sold on a subscription fee basis, and an expansion of our customer base.

Intellectual property and other revenue was $357,000 and $351,000 for the three months ended September 30, 2006 and September 30, 2005, respectively. Intellectual property and other revenue increased to $3.3 million for the nine months ended September 30, 2006 from $2.6 million for the same nine months in 2005. The increase in intellectual property and other revenue for the nine months ended September 30, 2005 was due to an increase in patent license revenue.

Cost of revenue. Cost of revenue is comprised of product costs, service costs, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to the acquisitions of Valicert, Inc. (“Valicert”), Tumbleweed Communications Limited (formerly Incubator, Limited), and Corvigo, Inc (“Corvigo”). Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, the cost of our products sold on appliances including related shipping and warranty costs, and employee and employee-related costs, including stock-based compensation expense in accordance with our adoption of SFAS 123R during 2006. Service costs are comprised primarily of employee and employee-related costs, including stock-based compensation expense, for customer support, consulting and training, and contract development projects with third parties. Total cost of revenue increased to $3.5 million for the three months ended September 30, 2006 from $2.8 million for the same three months in 2005. The increase in total cost of revenue was primarily due to a $625,000 increase in product costs and a $312,000 increase in service costs, partially offset by a $276,000 decrease in the amortization of intangible assets. Total cost of revenue increased to $9.3 million for the nine months ended September 30, 2006 from $7.6 million for the same nine months in 2005. The increase in total cost of revenue was due to a $1.2 million increase in product costs and an $837,000 increase in service costs, partially offset by a $297,000 decrease in the amortization of intangible assets.

Cost of product revenue increased to $1.5 million for the three months ended September 30, 2006 from $906,000 for the same three months in 2005. Cost of product revenue increased to $3.2 million for the nine months ended September 30,

2006 from $2.1 million for the same nine months in 2005. The increases in product costs were primarily due to increases of $404,000 and $792,000 for three and nine months ended September 30, 2006, respectively, in the costs of our products sold on appliances as a result of increases in the number of appliance products shipped. In addition, royalties paid to third parties for software licensed by us for inclusion in our products increased by $219,000 for the three months ended September 30, 2006 and $408,000 for the nine months ended September 30, 2006 due to an increase in our product revenues and the addition of new software licenses from third parties included in our products.

Service costs increased to $1.7 million for the three months ended September 30, 2006 from $1.4 million for the same three months in 2005. Service costs increased to $4.8 million for the nine months ended September 30, 2006 from $4.0 million for the same nine months in 2005. The increases in service costs for the three and nine month periods ended September 30, 2006 were due to increases in employee and employee-related costs, including stock-based compensation expense, an increase in consulting costs, and an increase in travel expenses. Employee and employee-related costs increased by $147,000 and $367,000, respectively, for the three and nine months ended September 30, 2006 due to an increase in average services headcount and an increase in stock-based compensation expense due to our adoption of SFAS 123R during 2006. Average services headcount increased to 70 and 60, respectively, for the three and nine months ended September 30, 2006, from 53 and 48, respectively, for the same three and nine months in 2005. Stock-based compensation expense increased by $34,000 and $105,000, respectively, for the three and nine months ended September 30, 2006. The increase in average services headcount was primarily due to transitioning from a partial utilization of third parties in our support function towards a full employee-based support model and due to the need for greater personnel resources to fulfill our customer service requirements due to our increased service revenues. Consulting costs increased by $52,000 and $168,000, respectively, for the three and nine months ended September 30, 2006. Consulting costs increased due to a greater utilization of third-parties to assist with providing service to our customers. Travel expenses increased by $63,000 and $101,000, respectively, for the three and nine months ended September 30, 2006. Travel expenses increased due to increased travel related to customer projects. We expect cost of service revenue to increase on a year-over-year basis during the remainder of 2006 due to an anticipated increase in employee and employee-related costs due to increased headcount required to meet our customer requirements and an increase in stock-based compensation expense resulting from our adoption of SFAS 123R.

Amortization of intangible assets included in cost of revenue decreased to $234,000 for the three months ended September 30, 2006 from $510,000 for the same three months in 2005. Amortization of intangible assets included in cost of revenue decreased to $1.2 million for the nine months ended September 30, 2006 from $1.5 million for the same nine months in 2005. The decreases in the amortization of intangible assets were due to the amortization in full during the three months ended June 30, 2006 of the intangible assets for core/developed technology and maintenance agreements acquired during the acquisition of Valicert.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended September 30, 2006 increased to $3.8 million from $3.3 million for the same three months in 2005. Research and development expenses for the nine months ended September 30, 2006 increased to $11.0 million from $9.2 million for the same nine months in 2005. The increases in research and development expenses were primarily due to increases in employee and employee-related costs. Employee and employee-related costs increased by $475,000 and $1.6 million, respectively, for the three and nine months ended September 30, 2006 due to increases in stock-based compensation expense resulting from our adoption of SFAS 123R during 2006 as well as salary increases. Stock-based compensation expense increased by $304,000 and $748,000, respectively, for the three and nine months ended September 30, 2006. In addition, the increase in research and development expenses for the nine months ended September 30, 2006 was due to increase in recruiting expenses. Recruiting expenses increased by $219,000 for the nine months ended September 30, 2006 due to the utilization of third-parties to assist in our hiring processes. We expect research and development expense to increase on a year-over-year basis during the remainder of 2006 due to an anticipated increase in employee and employee-related costs due to an increase in stock-based compensation expense resulting from our adoption of SFAS 123R.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, travel expenses, and costs associated with marketing programs. Sales and marketing expenses for the three months ended September 30, 2006 increased to $7.0 million from $6.5 million for the same three months in 2005. Sales and marketing expenses for the nine months ended September 30, 2006 increased to $20.0 million from $19.2 million for the same nine months in 2005. The increases in sales and marketing expenses were primarily due to increases of $475,000 and $1.0 million for three and nine months ended September 30, 2006, respectively, in employee and employee-related costs. Employee and employee-related costs increased due to increases in stock-based compensation expenses resulting from our adoption of SFAS 123R during 2006, increases in average sales and marketing headcount, and expenses related to changes in sales and marketing management. Stock-based compensation increased by $98,000 and $386,000 for the three and nine months ended September 30, 2006, respectively. Average sales and marketing headcount increased to 90 and 88, respectively, for the three and nine months ended September 30, 2006, from 84 and 80, respectively, for the same three and nine months in 2005 due to our efforts to expand our capabilities in this area.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related costs, including stock-based compensation expense, for our administrative, finance, legal, and human resources departments as well as public reporting costs, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended September 30, 2006 increased to $2.4 million from $1.5 million for the same three months in 2005. General and administrative expenses for the nine months ended September 30, 2006 increased to $8.3 million from $4.4 million for the same nine months in 2005. The increases in general and administrative expense were primarily due to increases in employee and employee-related costs, legal expenses, and consulting costs. Employee and employee-related costs increased by $643,000 and $3.2 million for three and nine months ended September 30, 2006, respectively. Employee and employee-related costs increased due to increases in stock-based compensation expenses by $451,000 and $2.1million for the three and nine months ended September 30, 2006, respectively, due to our adoption of SFAS 123R as well as increases in average general and administrative headcount. Average general and administrative headcount increased to 39 and 38, respectively, for the three and nine months ended September 30, 2006, from 23 and 21, respectively, for the same three and nine months in 2005, largely due to a realignment of resources into our general and administrative function from other functions during 2006. Legal expenses increased by $142,000 and $303,000 for three and nine months ended September 30, 2006, respectively due to various legal matters. Consulting costs increased by $75,000 and $143,000 for three and nine months ended September 30, 2006, respectively, due to a greater utilization of third-parties to assist us with requirements for increased general and administrative resources. We expect general and administrative expenses to increase during the remainder of 2006 on a year-over-year basis due to an anticipated increase in employee and employee-related costs driven by an increase in stock-based compensation expense resulting from our adoption of SFAS 123R.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Tumbleweed Communications Limited, and Corvigo acquisitions. Amortization of intangible assets included in operating expenses for the three months ended September 30, 2006 decreased to $204,000 from $321,000 for the same three months in 2005. Amortization of intangible assets included in operating expenses for the nine months ended September 30, 2006 decreased to $837,000 from $963,000 for the same nine months in 2005. The decreases in the amortization of intangible assets included in operating expenses were due to the amortization in full during the three months ended June 30, 2006 of the customer base and reseller agreements intangible asset acquired during the Valicert acquisition.

Merger-related and other costs (credits). There were no merger-related and other costs for the three and nine months ended September 30, 2006 or the three months ended September 30, 2005. Merger-related and other costs of a net credit of $96,000 for the nine months ended September 30, 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom and a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities. Other income, net for the three months ended September 30, 2006 increased to $278,000 from $250,000 for the same three months in 2005. Other income, net for the nine months ended September 30, 2006 increased to $843,000 from $655,000 for the same nine months in 2005. The increases in other income, net were primarily due to increases in interest income driven by an increase in interest rates and a larger cash balance.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of September 30, 2006, we had approximately $30.4 million in cash and cash equivalents.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $3.6 million, which was primarily the result of our net loss of $3.4 million, offset by non-cash charges of $3.8 million for stock-based compensation expense and $2.9 million for depreciation and amortization expenses.

The decrease in net cash provided by operating activities for the nine months ended September 30, 2006 to $3.6 million from net cash provided by operating activities of $3.8 million for the same nine months in 2005 was primarily due to a $49,000 decrease in accounts payable, accrued liabilities, and other liabilities during the nine months ended September 30, 2006 as compared to a $633,000 increase in those balances during the same nine months in 2005.

Net cash used in investing activities for the nine months ended September 30, 2006 increased to $1.2 million from $774,000 for the same nine months in 2005. Net cash used in investing activities for both the nine months ended September 30, 2006 and September 30, 2005 was comprised of purchases of property and equipment. Purchases of property and equipment for the nine months ended September 30, 2006 increased as compared to the same nine months in 2005 due to an upgrade to our computer network infrastructure performed during the three months ended September 30, 2006.

Net cash provided by financing activities was $1.1 million for both the nine months ended September 30, 2006 and the nine months ended September 30, 2005. Net cash provided by financing activities for the nine months ended September 30, 2006 was comprised of an inflow of $1.1 for the proceeds from the issuance of common stock as a result of the exercises of stock options. Net cash provided by financing activities for the nine months ended September 30, 2005 was comprised of an inflow of $1.6 million for the proceeds from the issuance of common stock as a result of the exercises of stock options, partially offset by an outflow of $467,000 related to repayments in full of outstanding debt originally assumed in the acquisition of Valicert. As a result, no borrowings remained or were repaid in the nine months ended September 30, 2006.

As of September 30, 2006, our principal commitments consisted of obligations related to outstanding operating leases and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

In the acquisition of Valicert, we assumed debt of $855,000 resulting from equipment leases with two financing companies. During 2003, this debt was refinanced with an $800,000 loan with a bank. This debt was repaid in full during the three months ended September 30, 2005.

In June 1999, we entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California and renewed that lease in 2003. The renewed lease expires in July 2008 with current monthly rent payments of approximately $77,000.

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

At September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Contractual Obligations and Commercial Commitments

Future cash payments for contractual obligations and commercial commitments as of September 30, 2006, are as follows (in thousands):

	2006	2007	2008	After 2008	Total
Operating lease obligations	$468	$1,355	$538	$—	$2,361
Unconditional purchase obligations	81	568	171	—	820

Total	$549	$1,923	$709	$—	$3,181

The amounts above will be offset by anticipated sublease receipts of $61,000 and $20,000 in 2006 and 2007, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not use financial instruments to hedge operating expenses in Australia, Bulgaria, Japan, the Netherlands, Singapore, Switzerland, or the United Kingdom denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We regularly review our hedging program and may as part of this review determine at any time to change our hedging program.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate to preserve the fair value of the investments. As of September 30, 2006, none of our cash equivalents were subject to market risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2006, our disclosure controls and procedures are effective.

(b)	Changes in internal controls.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Although we have attained positive cash flow from operations, we have a history of losses and may experience losses in the future.

Although we have attained positive cash flow from our operations, we may not be able to do so in the future, which could harm our business. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $3.9 million, $7.5 million, and $9.2 million in 2005, 2004, and 2003, respectively. As of September 30, 2006, we had incurred cumulative net losses of $294.1 million.

Our success may depend in large part upon the adoption and utilization of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers and strategic partners. If we do not succeed in doing so, we may not continue to generate cash from our operations. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology and operating infrastructure. As a result, we may incur additional losses for the foreseeable future and may not continue to have positive cash flow from operations.

If we lose the services of executive officers or other key employees, our ability to develop our business and secure customer relationships will suffer.

We are substantially dependent on the continued services and performance of our executive officers and other key personnel and do not have long-term employment agreements with any of our key personnel. In this regard, during the first ten months of 2006 we appointed a new Chief Executive Officer, Chief Marketing Officer, Executive Vice President of Field Operations, and Chief Technology Officer. These new appointments subject us to heightened risks as these executive officers assume their roles, work together as a team, and make changes to our business and operations. The loss of the services of any of our executive officers or other key employees, including members of our sales force, could significantly delay or prevent the achievement of our development and strategic objectives.

If we have elected an ineffective strategy, or do not execute our strategy well, and in particular if we do not develop our products, marketing and distribution channels more successfully than our competitors, our business could be harmed.

If we have elected an ineffective strategy, or if do not execute our strategy well by optimizing our methods of producing, marketing and selling our products, it could significantly limit our ability to compete successfully against current and future competitors.

The markets in which we compete are intensely competitive and rapidly changing. Vendors in our markets use different methods of marketing and distribution in order to meet expected customer demand. For example, our competitors include multiple software-only vendors, appliance-only vendors, and service providers, as well as vendors that offer a combination of some or all of the foregoing. Moreover, our competitors’ offerings range from single-function point products and services to more sophisticated and scalable multi-functional offerings. In addition, pricing and other terms and conditions of sales contracts also vary considerably among our competition. Because it is difficult to predict demand in our rapidly changing markets, we may not be able to manage our marketing and sales efforts in an optimal way, which may disadvantage our business in comparison to competitors.

Additional competitive factors in our industry include customer-driven requirements such as high quality, additional functionality, improved product performance, ease of use, integration capacity, platform coverage, and the quality of each vendor’s global technical support. Some of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute.

We expect that the market for the messaging security products will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market continues to develop, a number of companies with greater resources than ours could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners.

Our success will depend on our ability to adapt our strategy to these competing forces, to develop and successfully launch more effective products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products or licensing our competitors’ products. Competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. In addition, because there are relatively low barriers to entry for the software market, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

In addition, our success depends on our ability to grow and develop our indirect distribution channels, both in the United States and internationally, and the inability to do so could adversely affect future operating results. Our failure to increase revenue through our indirect distribution channels could have a material adverse effect on our business, operating results, and financial condition. We must increase the number of strategic and other third-party relationships with vendors of Internet-related systems and application software, resellers and systems integrators. Our existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies, which could have a negative impact on our company.

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

Our revenue and our operating results have fluctuated and may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including the timing of our target customers’ election to adopt and implement our products and services, election of our customers to delay their purchase commitments or purchase in smaller amounts, and timing and ability to continue to license our patents. Further, we have experienced and may continue to experience difficulty in managing the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure as well as collecting fees owed by customers. Finally, any acquisitions or divestitures we complete as well as the announcement or introduction of new or enhanced products and services may create additional volatility in our results.

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. During the three months ended September 30, 2006, one customer comprised 16% of our revenue. For the nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, no single customer comprised 10% or more of Tumbleweed’s revenue. During the three months ended September 30, 2006 and 2005, five customers comprised approximately 24% and 22% of our revenue, respectively. During the nine months ended September 30, 2006 and 2005, five customers comprised approximately 28% and 14% of our revenue, respectively.

Our appliance products may not be adopted in the market and expose us to hardware costs and supply chain issues.

Over time, we have expanded our portfolio of products sold on appliances, which are manufactured by a third-party. The inclusion of these hardware appliances in our product portfolio subjects us to additional risks, including, but not limited to:

•	the inability of the manufacturer to perform in accordance with our expectations, in particular our expectations regarding the hardware appliances’ compliance with any applicable regulations;

•	the inability to deliver appliance products to customers in a timely manner, harming our ability to win time-sensitive customer contracts and/or recognize revenue;

•	product shortages that could result in increased product costs;

•	price increases from suppliers that may not be able to be passed on to customers;

•	increased marginal costs relative to software-only transactions which may reduce our gross profits;

•	oversupply or obsolescence of inventory, which may result in the need to reduce our prices and/or write down inventory; and

•	product quality issues.

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

Products and services provided to our international customers accounted for 7% of our revenues for both the three and the nine months ended September 30, 2006, respectively, and 8% and 10% of our revenues for the three and the nine months ended September 30, 2005, respectively. Conducting business outside of the United States subjects us to additional risks, including:

•	changes in regulatory requirements and any resulting costs of compliance, for example, the introduction by the European Union of its Restrictions on Hazardous Substances;

•	reduced protection of intellectual property rights; evolving privacy laws; tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	increased income tax expenses;

•	problems in collecting accounts receivable; and

•	difficulties in authenticating customer information.

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

ITEM 6. EXHIBITS

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between James Flatley and Tumbleweed, dated July 25, 2006

10.2(3)	Separation and release agreement between Denis M. Brotzel and Tumbleweed, dated August 30, 2006

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed July 31, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed September 6, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: November 9, 2006	By:	/S/ JAMES P. SCULLION
James P. Scullion Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2006	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between James Flatley and Tumbleweed, dated July 25, 2006

10.2(3)	Separation and release agreement between Denis M. Brotzel and Tumbleweed, dated August 30, 2006

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed July 31, 2006.
(3)	Incorporated by reference to our Current Report on Form 8-K, filed September 6, 2006.