Form 10-K
period 2006-12-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2007-03-14
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐                 Accelerated filer  ☒                 Non-accelerated filer    ☐

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on June 30, 2006, was approximately $96,936,947. Shares held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 15, 2007 was 50,872,947.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Stockholders to be held (Proxy Statement)	Part III

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “projects,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms and other comparable terminology, including, but not limited to, the following:

•	any projections of revenues, earnings, cash balances or cash flow, synergies, or other financial items;

•	any revenue expected to be realized from backlog;

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements regarding future economic conditions or performance;

•	any statements regarding implementing our business strategy;

•	any statements regarding attracting and retaining customers;

•	any statements regarding obtaining and expanding market acceptance of the products and services we offer;

•	any statements regarding competition in, or size of, our market; and

•	any statements of assumptions underlying any of the foregoing.

These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risks Factors” in Part I, Item 1A contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. These risks should be considered carefully, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

TRADEMARKS

The following are registered trademarks of Tumbleweed Communications Corp. or its subsidiaries in the United States and/or other countries: Tumbleweed®, Tumbleweed Communications®, the Arrows logo, MailGate®, Secure Envelope®, Secure Inbox®, Tumbleweed Email Firewall®, Tumbleweed IME Integrated Messaging Exchange®, Messaging Management System (MMS)®, Valicert®, and Corvigo®. The following are other trademarks and service marks of Tumbleweed Communications Corp. or its subsidiaries in the United States and/or other countries: MailGate Appliance™, MailGate Desktop Messenger™, MailGate Edge™, MailGate Email Firewall™, MailGate Secure Messenger™, Dark Traffic™, Dynamic Anti-Spam Service (DAS)™, Edge Defense™, Intent-Based Filtering (IBF)™, Spam Analysis Engine™, SecureTransport™, SecureTransport Client™, SecureTransport Edge™, SecureTransport Server™, Valicert Validation Authority™, Tumbleweed Validation Authority™, Validation Authority™, Validation Authority Server™, Server Validator™, Desktop Validator™, Validator Toolkit™, Tumbleweed FTP Analyzer™, Tumbleweed Secure Guardian™, Tumbleweed Secure Policy Gateway™, Tumbleweed Secure Staging Server™, Tumbleweed Staging Server™, Tumbleweed Secure Mail™, Tumbleweed Secure Redirect™, Tumbleweed Secure Public Network™, Tumbleweed SPN™, Tumbleweed Secure Archive™, Tumbleweed Secure Web™, Tumbleweed Secure CRM™, Tumbleweed Secure Messenger™, Tumbleweed Secure Statements™, Tumbleweed My Copy™, Tumbleweed L2i™, Tumbleweed IME Developer™, Tumbleweed IME Personalize™, Tumbleweed IME Alert™, WorldSecure™, and WorldSecure/Mail™. All other trademarks and service marks are the property of their respective owners.

PART I

Item 1—Business

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing messaging security solutions for enterprise and government customers of all sizes. We provide one of the most comprehensive solutions for both email and file transfer needs. With our products, organizations can block security threats, protect information, confidently conduct business online, and reduce their cost of doing business. We provide comprehensive solutions for inbound and outbound email protection, secure file transfer and routing, and identity validation that allow organizations to safely and confidently conduct business over the Internet. We offer these solutions in three comprehensive product suites: MailGate®, SecureTransport™, and Validation Authority™. MailGate® provides email protection against spam, viruses, directory harvest, and denial of service attacks, and enables policy-based message filtering, encryption, and routing. SecureTransport™ enables customers to safely exchange large files and transactions over the Internet. Validation Authority™ is a world-leading solution for determining the validity of digital certificates.

We are trusted by more than 2,400 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. While our solutions apply to all industry sectors, our traditional market focus has been in the financial services, healthcare, and government markets. Security-conscious organizations use our products to block security threats, protect information assets, and enable the safe exchange of messages, files, and transactions.

Tumbleweed MailGate®

Tumbleweed MailGate® provides one of the most effective and easiest ways to secure an enterprise’s mission-critical email systems. MailGate® is a suite of products for protecting, filtering, monitoring, and securing email communications. These products, which can be used individually or in combination, enable organizations to block threats at multiple points in their email networks and dynamically encrypt and route email messages based on administrator-defined policies and industry regulations. Products in the MailGate® family, which is a winner of the 2006 “Recommended “ product rating from Secure Computing magazine, include:

MailGate® Email Firewall: our comprehensive email security solution for email threat prevention, content filtering and email encryption capabilities.

MailGate® Appliance: our turnkey, cost-effective, and comprehensive email security solution for email threat prevention and compliance management in a simple to manage Linux-based appliance.

MailGate® Edge: our email relay that delivers state of the art network-based email defense in a simple to manage Linux-based appliance.

MailGate® Secure Messenger: our leading enterprise secure email software solution, providing universal secure delivery methods that require no certificates or client software.

Tumbleweed SecureTransport™

Tumbleweed SecureTransport™ provides enterprises with one of the most secure and flexible ways to exchange sensitive information between businesses. Tumbleweed SecureTransport™ is an enterprise-class, secure file transfer solution for moving financial transactions, critical business files, large documents, Extensible Markup Language, or XML, and Electronic Data Interchange (“EDI”) transactions over the Internet and private internet protocol networks. SecureTransport™ has been deployed at leading financial services, healthcare, and government sites around the world.

Tumbleweed Validation Authority®

Tumbleweed Validation Authority® is the world’s most widely deployed Online Certificate Status Protocol (“OCSP”) responder. It validates the revocation status of any digital certificate in real-time, and is Identrus and Joint Interoperability Technology Center (“JITC”) certified. Many banks, governments and businesses have deployed Public Key Infrastructures (“PKI”) to secure everything from corporate network access to multi-million dollar electronic transactions. PKI systems depend on the use of digital certificates. Tumbleweed Validation Authority® delivers a comprehensive, scaleable framework for real-time validation of digital certificates issued by any certificate authority.

Industry Background

The use of corporate email systems, customer service applications and web services is growing as enterprises increasingly rely on these applications to communicate with their customers and business partners. In the early days of the Internet, companies opened their networks to the Web. Hackers exploited this opening and a class of products called “network firewalls” emerged to address this threat.

Today, there are new classes of vulnerabilities. One area of concern is inbound threats such as spam, viruses, worms, directory harvest attacks, email spoofing, phishing, and denial of service attacks. A study from Osterman Research found that this so-called “Dark traffic” accounts for more than 80% of the average company’s inbound email traffic. This same study found that denial of service attacks alone have grown by more than 50% in the last year. This “Dark traffic” is part of an ongoing battle between the creators of these threats and messaging security providers with each party attempting to thwart the other by raising the technology bar. In addition to inbound threats, there are also outbound threats, which come from an organization’s own employees. For example, it can be very easy for an employee to email confidential financial or employee information to a third party and there have been a number of cases of companies losing sensitive customer data. The problem has grown to the point that some states, such as California, have passed legislation requiring companies to publicize data breaches.

To fully leverage the power of communicating using the Internet and email, businesses and government organizations must first address the issues of security, centralized management, automation, legacy integration, and end-user behavior, as well as potential adoption issues. The policies and management protocols traditionally applied to paper or voice-based processes within an organization in many cases are now being applied, appropriately, to email communications. The adoption of these policies and protocols is critical to establish compliance with regulatory requirements and to provide enterprises the same audit trail and confidentiality protections that paper processes supply. End-users are also interested in easily accessible online services and communications from the companies with which they do business.

With comprehensive communication security solutions, organizations can deploy policies enterprise-wide, provide critical management of communications, and leverage the investment they have made in their existing systems in order to maximize business conducted on the Internet.

Tumbleweed’s Messaging Security Solutions and Services

We offer a comprehensive family of messaging security software and appliance solutions that enable organizations to leverage the cost-efficiencies and productivity of Internet communications. Our customers deploy our messaging security solutions in between their network and the Internet to effectively protect against inbound threats and outbound vulnerabilities. Confidential information is automatically encrypted and securely delivered to third parties using this solution. In addition, all of our solutions are designed to integrate with existing business and email systems, requiring no significant change in existing firewall or system infrastructures. Our solutions can be used independently or in combination to create a secure Internet communications solution for businesses. All of our solutions offer multi-level security using industry standards, universal access, and proven scalability for high volume message traffic.

Tumbleweed MailGate® Suite

The Tumbleweed MailGate® Suite is a family of products for protecting, monitoring, and filtering email for enterprises and government organizations. These best-in-breed products enable organizations to manage inbound and outbound traffic, block threats, encrypt messages and optimize network performance.

The MailGate® Suite is unique both in its depth and breadth. Unlike competitors who rely on other vendors for encryption and anti-spam technology, Tumbleweed has developed native, integrated components that ensure scalability and interoperability. The MailGate® family of products allows organizations to:

Protect their network: MailGate® stops attacks (e.g. virus, spam, worms, denial of service and directory harvest) both at the internet gateway and within the corporate network.

Comply with regulations and policies: MailGate® has one of the most comprehensive content filtering and intelligent routing capabilities.

Secure private information: MailGate® provides industry-leading encryption technology, automatically securing and routing messages based on customer-defined policies and practices.

Reduce communication costs: MailGate® eliminates potentially costly threats (viruses, denial of service/directory harvest, spam), and ensures optimal network performance.

Tumbleweed SecureTransport™ Suite

Tumbleweed SecureTransport™ is a comprehensive enterprise secure file transfer solution that enables the exchange of valuable and sensitive data over the Internet in a secure and reliable manner. SecureTransport™ is a centrally managed, client-server solution supporting a broad set of open standard file transfer protocols, including File Transfer Protocol, or FTP, secure FTP; HyperText Tranfer Protocol, or HTTP; Secure HTTP, or HTTPS; Secure Shell, or SSH; and Applicability Standard #2, or AS2.

SecureTransport™ forms the core of many financial networks, healthcare agencies, and state, local, and federal governments. Financial networks use SecureTransport™ to move billions of dollars of financial transactions daily. Healthcare providers, payers, producers, and clearing houses are linked through SecureTransport™, transferring private health information. Government agencies leverage SecureTransport™ to communicate and share documents with other agencies and to replace outdated forms of data transfers such as EDI, leased lines, and un-secure FTP.

With SecureTransport™, organizations can:

Consolidate disparate systems: Many organizations have developed their own file transfer applications that do not scale and are not interoperative with other applications. Based on standards and supporting multiple protocols, SecureTransport™ is a cost-effective, scaleable alternative.

Automate and streamline applications: SecureTransport™ enables organizations to easily convert paper-based or proprietary electronic transfers to a secure, standards-based, Internet model.

Comply with policies and regulations: SecureTransport™ enables organizations to securely send and receive private information in conformance with industry, government, or corporate regulations.

Utilize AS2 for efficient transactions: SecureTransport™ enables businesses to conduct EDI and business-to-business transactions without virtual private networks, or VPNs, additional infrastructure, or proprietary software.

Tumbleweed Validation Authority® Suite

Tumbleweed Validation Authority® is the world’s most widely deployed OCSP responder. It validates the revocation status of any digital certificate in real time, and is Identrus and JITC certified. Many banks, governments and businesses have deployed PKI to secure everything from corporate network access to large electronic transactions. PKI systems depend on the use of digital certificates. These virtual identifications, which are issued by independent certificate authorities, provide a way to authenticate the identity of an individual, an organization, or a computer. However, like physical credentials used in the real world — such as passports, credit cards, and security badges—digital certificates are sometimes found to be expired, revoked or suspended. The integrity of an organization’s PKI system is only as reliable as its ability to check the validity of a certificate the moment it is presented. Tumbleweed Validation Authority® delivers a comprehensive, scaleable framework for real-time validation of digital certificates issued by any certificate authority.

Tumbleweed Professional Services

The following are examples of the professional services we offer:

•	Support and maintenance, which assists customers in managing our products which they have deployed;

•

Integration consulting, which allows our customers to integrate our solutions with existing technology infrastructure, including legacy systems, customer databases, support systems, and billing systems; and

•	Technical training, which provides our customers with formal training in the administration and operation of our products and the use of our application programming interfaces, or APIs.

Our products are generally deployed in business-critical environments, where highly responsive customer support is critical to the continuing success of the deployed solution. We maintain a technical support group that is responsible for first-line and second-line customer support as well as distribution of product and documentation updates. This group works closely with our professional services and engineering organizations in order to ensure continuity in the areas of problem resolution and priority response.

We also offer extended customer assistance 24 hours a day, 7 days a week, for those customers requiring around-the-clock support. Pricing for such support is in addition to our standard maintenance fees.

Professional services are performed for an additional fee and are offered in conjunction with the licensing or deployment of our products.

Strategy

Our objective is to be the leading provider of messaging security technology products for enterprises and government organizations. Our strategy for growth is to build on our core competency in enterprise security and:

•	Foster a culture of innovation, where every employee is customer-focused and creativity is encouraged.

•	Differentiate our products on ease of use and security effectiveness.

•	Expand our customer base in email and file transfer by solving a larger number of our customers’ problems in messaging security.

•	Increase our brand awareness in messaging security including building greater mindshare amongst buyers of email and file transfer technologies.

•

Expand our reseller channel. The customers for email and file transfer products are increasingly buying through the reseller channel. Our salesforce and channel partners work co-operatively to expand our revenue base.

Customers

We provide our customers with messaging security solutions. We are trusted by more than 2,400 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. While our market focus has been in the financial services, healthcare, and government markets, our products are sold across all industries. Our products are sold directly and through channel partners to enterprises and governments.

The loss of one or more of our major customers, the failure to attract new customers on a timely basis or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. For 2006, 2005, and 2004, five customers comprised in the aggregate approximately 27%, 11%, and 12%, respectively, of our revenue. For the year ended December 31, 2006, one customer comprised 13% of our revenue. For the years ended December 31, 2005 and 2004, respectively, no single customer comprised 10% or more of our revenue.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered, and/or for which collectibility is not considered probable. Our backlog excludes all items relating to consulting and training services. Backlog was $26.0 million and $23.4 million at December 31, 2006 and 2005, respectively. We believe that $20.9 million of the backlog at December 31, 2006 will be recognized as revenue in 2007 in accordance with our revenue recognition policy, with the balance to be recognized thereafter.

Sales

We maintain a direct sales force that focuses on signing key enterprise and government customers as well as further penetrating existing accounts by selling them new or expanded applications. Our sales force consists of a total of 71 employees as of December 31, 2006. Sales offices currently include Redwood City, California; McLean, Virginia; Hurst, United Kingdom; New York, New York; Oakbrook Terrace, Illinois; Sofia, Bulgaria; Sydney, Australia, and Singapore. Our sales force includes field sales engineers and inside sales personnel who support the account executives. Field sales engineers assist our account executives with technical presentations, customer requirements analysis and initial solution designs. Our inside sales personnel assist the account executives in managing their customer relationships and qualifying new accounts. Our direct sales efforts are augmented by the sales forces of our channel partners. The typical sales cycle can range from one to nine months, but may be longer for large contracts.

Marketing

Our marketing strategy is to build awareness of Tumbleweed as the industry’s leading pure play messaging security vendor. We raise awareness and increase Tumbleweed mindshare through targeted, integrated campaigns highlighting both our company and our product offerings. We use public relations, advertising and online marketing to build general awareness. We rely upon independent labs to prove to the market our competitive superiority in security effectiveness and ease of use. We run direct marketing campaigns and events in unison with our channel partners to generate sales opportunities for both our direct salesforce and our channel partners.

Our marketing efforts are organized around four primary areas: product management, product marketing, field marketing and corporate marketing. Product management translates customer and market requirements into product plans and works with our engineering team to deliver high quality products. Product management also trains salespeople on product information. Product marketing identifies target markets and customer opportunities, and develops the positioning, programs and materials to reach customers and support sales activities. Field marketing oversees demand generation programs in order to build leads for our salesforce and channel partners. Corporate marketing drives overall market awareness of Tumbleweed as a company and of our products through analyst and investor relations, media, events, and speaking engagements. Corporate marketing is also responsible for branding, corporate identity, and our website. Both product marketing and product management work closely with direct sales and channel sales partners to focus programs more effectively and guide product research and development.

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

The changes to the export regulations allow our products to be exported more quickly and with more strength and, therefore, be more competitive with products from foreign producers. However, the export regulations may be modified at any time. In light of the ongoing discussions regarding anti-terrorism legislation in the U.S. Congress, there may be an increased risk that export regulations may be modified in the future. Modifications to the export regulations could reduce or eliminate our ability to export some or all of our products from the U.S. without a license in the future, which could put us at a disadvantage in competing for international sales compared to companies located outside of the U.S. that would not be subject to these restrictions.

Intellectual Property

We own 27 U.S. patents issued by the U.S. Patent and Trademark Office including 26 utility patents and one design patent. We have filed additional utility patent applications that are now pending in the U.S. Patent and Trademark Office, and also have numerous patent applications now pending in foreign jurisdictions. In addition, we currently have 19 registered trademarks worldwide, including the mark Tumbleweed, and are pursuing other key trademarks and service marks in the U.S. and internationally.

Competition

The markets in which we compete are intensely competitive and rapidly changing. We believe there is no single competitor that offers the complete package of messaging security solutions that we sell. We are aware of competitors that exist for each of our product lines and for some combined components of our solution sets.

Our principal competition for our MailGate® email security solutions are companies that offer various email content filtering and anti-spam products. Some of the companies that sell products that compete with some of the features within our products include Clearswift Limited, IronPort Systems, Inc., Postini, Inc., Proofpoint, Inc., Secure Computing Corporation, and Zix Corporation.

Our principal competition for our SecureTransport™ solutions comes from software and service providers that include Axway and Sterling Commerce (a division of AT&T Corp).

Our principal competition for our Validation Authority™ solutions comes primarily from software providers including Alacris Inc., CoreStreet Ltd., and SyTrust Technologies GmbH.

In addition to the competitors listed above, companies with which we do not presently directly compete may become competitors in the future, either through the expansion of our products or through their product development in the area of secure online communication services.

Employees

As of December 31, 2006, we employed 362 people worldwide, including 153 in engineering, 71 in sales, 81 in support and consulting services, 18 in marketing, and 39 combined in corporate management, finance, hardware operations, human resources, information technology, legal, and other administration. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider our relations with our employees to be good.

Our Executive Officers

Listed below are our executive officers as of March 14 2007. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of our Board of Directors, which follows the annual meeting of stockholders, executive officers are appointed by the Board to hold office until their resignation or removal.

Name	Title	Age
James P. Scullion	Chairman and Chief Executive Officer	50
Timothy G. Conley	Senior Vice President of Finance and Chief Financial Officer	58
Dr. Taher Elgamal	Director and Chief Technology Officer	51
Nicholas W. Hulse	Executive Vice President, Worldwide Field Operations	41
Daniel Greenberg	Chief Marketing Officer	41

James P. Scullion, Chairman of the Board of Directors and Chief Executive Officer, is responsible for our vision, strategy and overseeing our operations. Before being appointed as Chairman and Chief Executive Officer of Tumbleweed in January 2006, Mr. Scullion served as President and Chief Executive Officer of ComnetiX, Inc. from April 2004 to January 2006. Prior to ComnetiX, Mr. Scullion held several leadership positions at Identix, Inc., where he served as President and Chief Operating Officer from April 1999 to June 2002, Executive Vice President from 1996 to April 1999, and Chief Financial Officer from 1990 to April 2001. Mr. Scullion has served on the Board of Directors of Tumbleweed since April 2003 and was Chairman of Tumbleweed’s Audit Committee from April 2003 to January 2006. Mr. Scullion also was a member of the Board of Directors of ComnetiX, Inc., a position he has held from January 2004 to February 2007. Mr. Scullion holds a B.S. degree in Accounting from San Jose State University.

Timothy G. Conley, Senior Vice President of Finance and Chief Financial Officer, is responsible for finance and administration. Prior to joining Tumbleweed in July 2003, Mr. Conley served as Vice President, Finance and Chief Financial Officer for Valicert, Inc. (“Valicert”) from January 2000 to June 2003 when it was acquired by Tumbleweed. Prior to joining Valicert, Mr. Conley was Vice President of Finance and Chief Financial Officer of Longboard, Inc. from September 1998 to January 2000. Prior to joining Longboard, Mr. Conley served as Vice President of Finance and Chief Financial Officer of Logicvision, from June 1997 to August 1998. Previously, Mr. Conley was Vice President of Finance and Chief Financial Officer of Verilink Corporation from November 1989 to May 1997. Mr. Conley holds a B.S. degree in Business Administration from Wisconsin State University.

Dr. Taher Elgamal, Director and Chief Technology Officer, is responsible for technical direction, engineering, professional services, and hardware operations, and for driving innovative research and development initiatives for Tumbleweed. Prior to joining Tumbleweed in October 2006, Dr. Elgamal served as Chairman and Chief Executive Officer of Ektasis, Inc. from April 2005 to September 2006. Prior to joining Ektasis, Inc., Dr. Elgamal was a founder, Chairman and Chief Technology Officer of Securify, Inc. from June 1998 to March 2005. Prior to founding Securify, Inc., Dr. Elgamal served as the Chief Scientist at Netscape, Inc. from April 1995 to June 1998. Dr. Elgamal has served on the Board of Directors of Tumbleweed since April 2003, and has also served on the Board of Directors of Phoenix Technology, RSA Security, and Valicert. Dr. Elgamal holds a Ph.D. and M.S. in Computer Science from Stanford University and a B.S. in Electrical Engineering from Cairo University.

Nicholas W. Hulse, Executive Vice President, Worldwide Field Operations, is responsible for overseeing sales, channel development and customer support for Tumbleweed. Prior to joining Tumbleweed in March 2007, Mr. Hulse was Senior Vice President of Sales, Marketing, and Channel Development at FrontBridge Technologies from January 2005 to August 2006, prior to which Mr. Hulse was Vice President Global Alliances at FrontBridge Technologies from March 2003 to January 2005. Prior to joining FrontBridge Technologies, Mr. Hulse was General Manager/Senior Vice President at Cybertek Holdings/Secos, Inc. from May 2001 to December 2002. Prior to joining Cybertek Holdings, Mr. Hulse was a Vice President of Marketing, Product, and Channel Sales at Epoch Internet from January 2000 to May 2001. Prior to joining Epoch Internet, Mr. Hulse was Vice President of Marketing and Business Development at Aris from April 1997 to September 1999. Mr. Hulse holds a HND in Marketing and Finance and OND in Business Administration from Northumberland University, Newcastle-Upon-Tyne, United Kingdom.

Daniel Greenberg, Chief Marketing Officer, is responsible for market expansion strategy and increasing our global brand awareness. Prior to joining Tumbleweed in April 2006, Mr. Greenberg was Vice President of Worldwide Marketing and Product Management at Macrovision’s software technology group from January 2003 to November 2005. From March 1998 to April 2002, Mr. Greenberg was a founder and Vice President of Marketing and Product Management at Active Decisions. From January 1996 to February 1998, Mr. Greenberg was Vice President of Global Marketing for ACNielsen. Mr. Greenberg held strategic marketing positions with Dun & Bradstreet from September 1992 to December 1995. From October 1987 to July 1990, he was a marketing consultant with John Morton Company. Mr. Greenberg holds an M.B.A. with honors from University of Chicago Graduate School of Business, and a B.A. in Economics from Oberlin College.

Available Information

Our Internet address is www.tumbleweed.com. Information contained on our website is not part of this annual report on Form 10-K or any other report filed with or furnished to the Securities and Exchange Commission (“SEC”). We make available free of charge on www.tumbleweed.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Statements of changes in beneficial ownership of our securities on Form 4 by our executive officers and directors are made available on our web site by the end of the business day following the submission of such filings to the SEC.

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

In addition, a copy of these filings, excluding exhibits, may be requested at no cost by writing or telephoning the following address or telephone number:

The Blue Shirt Group

456 Montgomery Street

San Francisco, CA 94104

Telephone: (415) 489-2188

Item 1A—Risk Factors

Although we have attained positive cash flow from operations, we have a history of losses and may experience losses in the future.

Although we have attained positive cash flow from our operations, we may not be able to do so in the future, which could harm our business. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $4.9 million, $3.9 million, and $7.5 million in 2006, 2005, and 2004, respectively. As of December 31, 2006, we had incurred cumulative net losses of $295.8 million.

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

We are substantially dependent on the continued services and performance of our executive officers and other key personnel and do not have long-term employment agreements with any of our key personnel. In this regard, during 2006 we appointed a new Chief Executive Officer, Chief Technology Officer, Chief Marketing Officer, and subsequent to December 31, 2006 we appointed a new Executive Vice President, Worldwide Field Operations. These new appointments subject us to heightened risks as these executive officers assume their roles, work together as a team, and make changes to our business and operations. The loss of the services of any of our executive officers or other key employees, including members of our sales force, could significantly delay or prevent the achievement of our development and strategic objectives.

If we have elected an ineffective strategy, or do not execute our strategy well, and in particular if we do not develop our products, marketing and distribution channels more successfully than our competitors, our business could be harmed.

If we have elected an ineffective strategy, or if do not execute our strategy well by optimizing our methods of producing, marketing, and selling our products, it could significantly limit our ability to compete successfully against current and future competitors.

The markets in which we compete are intensely competitive and rapidly changing. Vendors in our markets use different methods of marketing and distribution in order to meet expected customer demand. For example, our competitors include multiple software-only vendors, appliance-only vendors, and service providers, as well as vendors that offer a combination of some or all of the foregoing. Moreover, our competitors’ offerings range from single-function point products and services to more sophisticated and scalable multi-functional offerings. In addition, pricing and other terms and conditions of sales contracts also vary considerably among our competition. Because it is difficult to predict demand in our rapidly changing markets, we may not be able to manage our product development, marketing, and sales efforts in an optimal way, which may disadvantage our business in comparison to competitors.

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

We expect that the market for messaging security products will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market continues to develop, a number of companies with greater resources than ours have increased their presence in this market and others could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners.

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

In particular, our success depends on our ability to grow and develop our indirect distribution channels, both in the United States and internationally, and the inability to do so could adversely affect future operating results. Our failure to increase revenue through our indirect distribution channels could have a material adverse effect on our business, operating results, and financial condition. We must increase the number of strategic and other third-party relationships with vendors of Internet-related systems and application software, resellers and systems integrators. Our existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies, which could have a negative impact on our company. In addition, our success depends in part on our ability to sell our appliance-based products through both direct and indirect distribution channels. In comparison to several of our leading competitors, we have less experience in managing the product development, marketing, and sales of appliance-based products. Historically most of our revenue has been derived from software-based products, not appliance-based products, and our business could be harmed if we do not successfully execute our plans with respect to our appliance-based products.

Economic conditions that result in a decrease in information technology spending could adversely affect our ability to maintain and increase revenue.

Our revenue and profitability or loss depends on the overall demand for our products and our services, particularly within the industries in which we offer specific versions of our products. Because our sales are primarily to customers in the financial services, health care, and government markets, our business depends on the overall economic conditions and the economic and business conditions within these industries. Any weakening of the global economy, the information technology industry in particular, or the weakening of the business conditions within the above industries could cause a decrease in our revenues. A softening of demand for information technology spending caused by a continued weakening of the economy, domestically or internationally, may result in a decrease in revenues and continued losses.

Fluctuations in our quarterly operating results may not be predictable and may result in significant volatility in our stock price.

Our revenue and our operating results have fluctuated and may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including the timing of our target customers’ election to adopt and implement our products and services, election of our customers to delay their purchase commitments or purchase in smaller amounts, and the timing of and our ability to continue to license our patents. Further, we have experienced and may continue to experience difficulty in managing the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure as well as collecting fees owed by customers. Finally, any acquisitions or divestitures we complete as well as the announcement or introduction of new or enhanced products and services may create additional volatility in our results.

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

Many customers negotiate software licenses near the end of each quarter. In part, this is because customers are able, or believe that they are able, to negotiate lower prices and more favorable terms at that time. Our reliance on a large portion of software license revenue occurring at the end of the quarter and the increase in the dollar value of transactions that occur at the end of a quarter can result in increased uncertainty relating to quarterly revenues. Due to end of period variances, forecasts may not be achieved, either because expected sales do not occur or because they occur at lower prices or on terms that are less favorable to us.

A limited number of customers account for a high percentage of our revenue, and the failure to maintain or expand these relationships could adversely affect our future revenue.

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. For 2006, one customer comprised 13% of our revenue. For 2005 and 2004, respectively, no single customer comprised 10% or more of Tumbleweed revenue. For 2006, 2005, and 2004, five customers comprised in the aggregate approximately 27%, 11%, and 12%, respectively, of our revenue.

Our appliance products may not be adopted in the market and expose us to hardware costs and supply chain issues.

Over time, we have expanded our portfolio of products sold on appliances, which are manufactured by a third party. The inclusion of these hardware appliances in our product portfolio subjects us to additional risks, including, but not limited to:

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

Since 1999 we have aggressively pursued cases of potential infringement by third parties of our patents and other intellectual property rights. The enforcement process is costly and requires significant management attention. These costs are expensed during the period incurred, and the costs of pursuing the litigation may not be directly matched with the related patent license agreement revenue, if any. In addition, our enforcement of our rights may increase the risk of adverse claims, with or without merit, which could be time consuming to defend, result in costly litigation, divert management’s attention and our resources, limit the use of our services, or require us to enter into royalty or license agreements. In addition, such counter-claims asserted by these third parties may be found to be valid and could result in an injunction or damages against us. Our ability to prevail in this litigation is inherently uncertain, and if we were subject to an adverse judicial determination, our ability to protect our products and to secure related licensing or settlement revenue could be lost.

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

Products and services provided to our international customers accounted for 7%, 10%, and 11% of our revenues for 2006, 2005, and 2004, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

A requirement for the continued growth of electronic commerce is the secure transmission of confidential information over public networks. We rely on public key cryptography, an encryption method that utilizes two keys, a public and a private key, for encoding and decoding data, and on digital certificate technology, to provide the security and authentication necessary for secure transmission of confidential information. Regulatory and export restrictions may prohibit us from using the strongest and most secure cryptographic protection available, and thereby may expose us or our customers to a risk of data interception. A party who is able to circumvent our security measures could misappropriate proprietary information or interrupt our or our customers’ operations. Any compromise or elimination of our security could result in risk of loss or litigation and possible liability and reduce demand for our products and services.

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

In the future, we may be required or elect to seek additional financing to fund our operations. Factors such as the commercial success of our existing products and services, the timing and success of any new products and services, the progress of our research and development efforts, our results of operations, the status of competitive products and services, and the timing and success of potential strategic alliances or potential opportunities to acquire or sell technologies or assets may require us to seek additional funding sooner than we expect. In the event that we require additional cash, we may not be able to secure additional financing on terms that are acceptable to us, especially in light of uncertainty in the current market environment, and we may not be successful in implementing or negotiating such other arrangements to improve our cash position. If we raise additional funds through the issuance of equity or debt securities, the percentage ownership of our stockholders would be reduced and the securities we issue might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds were not available on acceptable terms or at all, our ability to sustain positive cash flows, maintain current operations, fund any potential expansion, take advantage of new opportunities, develop or enhance products or services, or otherwise respond to competitive pressures could be significantly limited.

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

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). In June 2003, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants (Valicert, its former Chief Executive Officer, and its Chief Financial Officer) in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured. In April 2006, the Court held a hearing on the proposed settlement but has not yet issued a ruling on the issue. Failure of the Court to approve the settlement followed by an adverse outcome could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

We have an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease expires in July 2008 with current monthly rent payments of approximately $77,000.

We also maintain sales offices in Hurst, United Kingdom with a lease term expiring in 2008; McLean, Virginia with a lease term expiring in 2007; New York, New York with a lease term expiring in 2007; Singapore with a lease term expiring in 2007; Oakbrook Terrace, Illinois with a lease term expiring in 2007; and Sydney, Australia with a lease term expiring in 2007. Other offices we maintain include Palo Alto, California, Pfaffikon, Switzerland, and Sofia, Bulgaria. The Palo Alto, Pfaffikon, and Sofia leases all have terms expiring in 2007. The Palo Alto lease was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto.

Other than our office space in Redwood City, California, and Sofia, Bulgaria, none of our offices individually exceed 12,000 square feet in size. Other than the facility space that we have subleased as described above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are currently utilizing all of our leased facility space. We believe our current facilities will be adequate to meet our needs for the foreseeable future.

Item 3—Legal Proceedings

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering (“IPO”) through December 6, 2000. It names as defendants Valicert, its former Chief Executive Officer, and its Chief Financial Officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is listed and quoted on The Nasdaq National Market under the symbol “TMWD.” The following table sets forth, for the calendar quarters indicated, the high and low trading prices per share for our common stock, as reported on the Nasdaq National Market.

	Tumbleweed Common Stock Prices
	High	Low
2006 Year
First Quarter Ended March 31	$3.08	$2.44
Second Quarter Ended June 30	$3.28	$2.70
Third Quarter Ended September 30	$2.97	$2.67
Fourth Quarter December 31	$2.88	$2.46
2005 Year
First Quarter Ended March 31	$3.31	$2.34
Second Quarter Ended June 30	$2.71	$2.10
Third Quarter Ended September 30	$4.23	$2.60
Fourth Quarter December 31	$4.34	$2.91

As of February 15, 2007, there were approximately 1,135 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts held through brokers.

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

Tumbleweed Equity Compensation Plan Information

The following table sets forth, as of December 31, 2006, our outstanding warrants and the number of stock options outstanding under our stock option plans, the weighted average exercise price of the stock options and warrants, and the number of stock options available for grant under our plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Stock option plans approved by stockholders	9,946,724	$3.53	4,441,094
Warrants and stock option plans not approved by stockholders	4,045,872	$3.96	7,194,494

Total	13,992,596	$3.65	11,635,588

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

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.00–$0.99	835,882	$0.90	5.7	833,277	$0.90
1.00–2.52	1,435,656	2.00	7.2	860,899	1.75
2.53–2.99	6,866,286	2.73	8.6	3,102,639	2.69
3.00–4.59	2,827,455	3.39	6.1	2,184,303	3.39
4.80–5.99	1,167,520	4.82	7.3	1,167,520	4.82
6.00–9.99	261,335	6.83	6.4	261,335	6.83
10.00–17.99	260,567	14.28	3.1	260,567	14.28
20.00–118.99	265,050	27.91	3.4	265,050	27.91

$0.05–$118.44	13,919,751	$3.63	7.5	8,935,590	$4.08

In conjunction with various financing arrangements and employment recruitment services provided to us in 1998, 1999, and 2001, we issued warrants to purchase an aggregate of approximately 583,113 shares of common stock. Additional warrants to purchase an aggregate of 289,789 shares of common stock were assumed in 2003 as a result of the merger with Valicert, none of which remained outstanding at December 31, 2006. As of December 31, 2006 and 2005, 72,845 and 645,264 warrants to purchase common stock remain outstanding, respectively. Of the warrants that remain outstanding at December 31, 2006, 3,830 expire in January 2007 with an exercise price of $15.66; 21,129 expire in April 2008 with an exercise price of $4.91; 10,266 expire in April 2008 with an exercise price of $5.84; 2,566 expire in February 2010 with an exercise price of $49.09; 1,283 expire in April 2010 with an exercise price of $49.09; and the remaining 33,771 expire in June 2011 with an exercise price of $6.66. During 2006 and 2005 no warrants were exercised.

Cumulative Total Return Graph

The following Corporate Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing. The following graph compares the cumulative five-year total stockholder return on the Tumbleweed’s common stock with the total cumulative returns of the NASDAQ Composite Index and the Standard & Poor’s Internet Software & Services Index for the period beginning on December 31, 2001 through December 31, 2006. Total cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock and each index (including reinvestment of dividends), respectively, and tracks the return on the investment through December 31, 2006.

Item 6—Selected Financial Data

Our selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 and the selected consolidated balance sheet data as of December 31, 2006 and 2005 are derived from our audited consolidated financial statements contained elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003, and 2002 are derived from our audited consolidated financial statements not included or incorporated by reference in this report.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore have not restated results for prior periods. However, prior period stock-based compensation expense recognized under Accounting Principles Board Opinion, or APB, No. 25, Accounting for Stock Issued to Employees has been reclassified to conform to the current year presentation.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$61,994	$50,001	$43,438	$30,595	$25,525
Gross profit(1)	48,528	39,634	35,477	24,924	18,457
Operating expenses(2)	54,501	44,502	43,171	34,834	38,468
Operating loss(3)	(5,973)	(4,868)	(7,694)	(9,910)	(20,011)
Net loss	(4,882)	(3,909)	(7,497)	(9,187)	(20,866)
Net loss per share—basic and diluted	$(0.10)	$(0.08)	$(0.16)	$(0.26)	$(0.68)
Shares used in calculating basic and diluted net loss per share	50,007	48,627	46,777	36,007	30,589

	December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$30,511	$26,952	$21,435	$25,351	$29,210
Total assets	96,931	91,104	87,716	56,346	37,809
Long-term debt, excluding current installments	—	—	200	467	—
Total stockholders’ equity	$62,710	$61,217	$62,404	$32,595	$21,831

(1)	Includes stock-based compensation expense of $151,000, $2,000, $12,000, $27,000, and $10,000, for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, respectively.
(2)	Includes the impairment of goodwill and intangible assets of $5.7 million for the year ended December 31, 2002. We adopted SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. Under SFAS 142, goodwill is no longer amortized but is tested for impairment at least annually. As a result of the adoption of SFAS 142, we recorded a transitional impairment loss of $974,000 that was recognized in 2002 as Cumulative effect of change in accounting principle in our consolidated statement of operations.
(3)	Includes stock-based compensation expense (credit) of $4.5 million, $508,000, $628,000, $139,000, and $(311,000) for the years ended December 31, 2006, 2005, 2004, 2003, and 2002, respectively.

The tables below present unaudited selected quarterly financial data. All necessary adjustments have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2006
Revenue:
Product revenue	$8,731	$7,273	$5,254	$7,425
Service revenue	7,597	7,469	7,343	7,255
Intellectual property revenue	366	357	2,549	375

Total revenue	16,694	15,099	15,146	15,055
Cost of revenue:
Cost of product revenue(1)	1,092	1,531	970	723
Provision for excess inventory	933	—	—	—
Cost of service revenue(1)	1,901	1,704	1,606	1,539
Amortization of intangible assets	234	234	489	510

Total cost of revenue	4,160	3,469	3,065	2,772

Gross profit	12,534	11,630	12,081	12,283
Operating expenses:
Research and development(1)	3,833	3,783	3,800	3,420
Sales and marketing(1)	8,016	6,937	6,596	6,453
General and administrative(1)	2,308	2,365	2,593	3,356
Amortization of intangible assets	204	204	312	321

Total operating expenses	14,361	13,289	13,301	13,550

Operating loss	(1,827)	(1,659)	(1,220)	(1,267)
Other income, net	363	278	301	264

Loss before provision for (benefit from) for income taxes	(1,464)	(1,381)	(919)	(1,003)
Provision for (benefit from) for income taxes	56	(7)	31	35

Net loss	(1,520)	(1,374)	(950)	(1,038)
Other comprehensive income (loss)— translation adjustments	(14)	5	(2)	9

Comprehensive loss	$(1,534)	$(1,369)	$(952)	$(1,029)

Net loss per share—basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.02)

Weighted average shares—basic and diluted	50,310	50,111	49,937	49,662

————— (1) Including stock-based compensation expense as follows:
Cost of product revenue	$3	$2	$2	$2
Cost of service revenue	36	33	34	39
Research and development	287	442	268	259
Sales and marketing	69	144	167	189
General and administrative	445	487	488	1,209

Total stock-based compensation expense	$840	$1,108	$959	$1,698

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2005
Revenue:
Product revenue	$4,496	$6,736	$5,271	$4,442
Service revenue	6,961	6,593	6,434	6,115
Intellectual property revenue	361	351	841	1,400

Total revenue	11,818	13,680	12,546	11,957
Cost of revenue:
Cost of product revenue(1)	848	583	718	447
Provision for excess inventory	—	323	—	—
Cost of service revenue(1)	1,396	1,392	1,339	1,281
Amortization of intangible assets	510	510	510	510

Total cost of revenue	2,754	2,808	2,567	2,238

Gross profit	9,064	10,872	9,979	9,719
Operating expenses:
Research and development(1)	2,921	3,279	2,979	2,928
Sales and marketing(1)	6,015	6,539	6,358	6,282
General and administrative(1)	1,576	1,517	1,378	1,542
Amortization of intangible assets	321	321	321	321
Merger-related and other costs (credit)	—	—	(96)	—

Total operating expenses	10,869	11,656	10,940	11,073

Operating loss	(1,769)	(784)	(961)	(1,354)
Other income, net	327	250	176	229

Loss before provision for income taxes	(1,442)	(534)	(785)	(1,125)
Provision for income taxes	—	4	6	13

Net loss	(1,442)	(538)	(791)	(1,138)
Other comprehensive income (loss)— translation adjustments	(20)	(7)	17	68

Comprehensive loss	$(1,462)	$(545)	$(774)	$(1,070)

Net loss per share—basic and diluted	$(0.03)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares—basic and diluted	49,243	48,767	48,288	48,195

————— (1) Including stock-based compensation expense as follows:
Cost of product revenue	$—	$—	$—	$—
Cost of service revenue	1	(1)	1	1
Research and development	(2)	138	30	53
Sales and marketing	54	46	25	43
General and administrative	9	36	37	39

Total stock-based compensation expense	$62	$219	$93	$136

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward- looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and at Part I, Item 1A, “Risk Factors” to this Annual Report.

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing messaging security solutions for enterprise and government customers of all sizes. We provide one of the most comprehensive solutions for both inbound/outbound email and file transfer needs. With our products, organizations can block security threats, protect information, confidently conduct business online, and reduce their cost of doing business. We provide comprehensive solutions for inbound and outbound email protection, secure file transfer and routing, and identity validation that allow organizations to safely and confidently conduct business over the Internet. We offer these solutions in three comprehensive product suites: MailGate®, SecureTransport™, and Validation Authority™. MailGate® provides protection against spam, viruses, and attacks, and enables policy-based message filtering, encryption, and routing. SecureTransport™ enables customers to safely exchange large files and transactions without having to change their internal infrastructure. Validation Authority™ is a world-leading solution for determining the validity of digital certificates.

We are trusted by approximately 2,400 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. While our solutions apply to all industry sectors, our traditional market focus has been in the financial services, healthcare, and government markets. Security-conscious organizations use our products to block security threats, protect information assets, and enable the safe exchange of messages, files, and transactions.

Revenue during 2006 grew 24% relative to 2005 and deferred revenue improved 8% as of December 31, 2006 compared to the deferred revenue as of December 31, 2005. Our growth in revenue in 2006 from 2005 and growth in deferred revenue as of December 31, 2006 compared to the balance as of December 31, 2005 were primarily driven by an increased volume of contracts with customers along with revenue growth in the financial services and government industries.

Outlook

We believe that our success in 2007 will depend on our ability to increase customer adoption of our products; our ability to successfully expand our sales internationally and through distribution by third party partners; our ability to further implement the processes related to selling hardware appliance products, such as supply chain effectiveness; and our ability to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, healthcare, and government industries; timing of the closure of customer contracts; growing our sales internationally; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section for additional information.

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

	Years Ended December 31,
	2006	2005	2004
Revenue:
Product revenue	$28,683	$20,945	$19,628
Service revenue	29,664	26,103	21,934
Intellectual property revenue	3,647	2,953	1,876

Total revenue	61,994	50,001	43,438
Cost of revenue:
Cost of product revenue (1)	4,316	2,597	1,970
Provision for excess inventory	933	323	—
Cost of service revenue (1)	6,750	5,407	4,154
Amortization of intangible assets	1,467	2,040	1,837

Total cost of revenue	13,466	10,367	7,961

Gross profit	48,528	39,634	35,477
Operating expenses:
Research and development (1)	14,836	12,107	11,771
Sales and marketing (1)	28,002	25,194	23,506
General and administrative (1)	10,622	6,013	5,358
Amortization of intangible assets	1,041	1,284	1,458
Merger-related and other costs (credit)	—	(96)	1,078

Total operating expenses	54,501	44,502	43,171

Operating loss	(5,973)	(4,868)	(7,694)
Other income, net	1,206	982	213

Net loss before provision for income taxes	(4,767)	(3,886)	(7,481)
Provision for income taxes	115	23	16

Net loss	$(4,882)	$(3,909)	$(7,497)

(1) Including stock-based compensation expense as follows:
Cost of product revenue	$9	$—	$—
Cost of service revenue	142	2	12
Research and development	1,256	219	208
Sales and marketing	569	168	381
General and administrative	2,629	121	39

Total stock-based compensation expense	$4,605	$510	$640

Years ended December 31, 2006 and 2005

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is not considered probable, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property revenue consists of patent license agreement fees. Total revenue increased to $62.0 million in 2006 from $50.0 million in 2005. The increase in total revenue was primarily due to a $7.7 million increase in product revenue, a $3.6 million increase in support and maintenance revenue, and a $694,000 increase in patent license revenue.

Product revenue increased to $28.7 million in 2006 from $20.9 million in 2005. The increase in product revenue was due to an increase in license revenue of $8.2 million, partially offset by decreases in subscription-based license revenue and transaction-based license revenue of $363,000 and $97,000, respectively. The increase in license revenue was primarily due to an increased volume of contracts with customers along with revenue growth in the financial services and government industries. The decreases in subscription-based license revenue and transaction-based license revenue were due to our continued transition away from those selling models and towards selling perpetual licenses with associated support and maintenance contracts.

Service revenue increased to $29.7 million in 2006 from $26.1 million in 2005. The increase in service revenue was primarily due to a $3.6 million increase in support and maintenance revenue. The increase in support and maintenance revenue was due to revenue growth in our installed customer base, an increase in sales of our anti-spam service which is sold on a subscription fee basis, and an expansion of our customer base.

Intellectual property revenue increased to $3.6 million in 2006 from $3.0 million in 2005. The increase in intellectual property revenue was due to an increase in patent license revenue.

Cost of Revenue. Cost of revenue is comprised of product costs, provision for excess inventory, service costs, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to the acquisitions of Valicert, Incubator Limited (now named Tumbleweed Communications Limited), and Corvigo, Inc. (“Corvigo”). Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, the cost of our products sold on appliances including related shipping and warranty costs, and employee and employee-related costs, including stock-based compensation expense in accordance with our adoption of SFAS 123R during 2006. Provision for excess inventory is comprised of costs associated with excess inventory and purchase commitments resulting from our transitions to new appliance manufacturers. Service costs are comprised primarily of employee and employee-related costs, including stock-based compensation expense, for customer support, consulting and training, and contract development projects with third parties. Total cost of revenue increased to $13.5 million in 2006 (or 22% of total 2006 revenue) from $10.4 million in 2005 (or 21% of total 2005 revenue), primarily due to a $1.7 million increase in product costs, a $1.3 million increase in service costs, and a $610,000 increase in provision for excess inventory, partially offset by a decrease in amortization of intangible assets of $573,000.

Cost of product revenue increased to $4.3 million in 2006 (or 7% of total 2006 revenue) from $2.6 million in 2005 (or 5% of total 2005 revenue) due primarily to an increase in appliance costs and royalty costs. Appliance costs increased by $709,000 during 2006 due to an increase in the number of appliance products shipped, resulting from higher sales of our products sold on appliances. Royalties paid to third parties for software licensed by us for inclusion in our products increased by $889,000 during 2006, due to an increase in our product revenues and the addition of new software licenses from third parties included in our products. We expect cost of product revenue to increase during 2007 due to an expected increase in the number of appliance products to be shipped.

Provision for excess inventory of $933,000 in 2006 (or 2% of total 2006 revenue) is the estimated loss for excess inventory and purchase commitments associated with transitioning our hardware products to a new appliance manufacturer and from a proprietary design to a standard product offering. Provision for excess inventory of $323,000 in 2005 (or 1% of total 2005 revenue) is the expense incurred for obsolete inventory associated with our transition to a new appliance manufacturer.

Cost of service revenue increased to $6.8 million in 2006 (or 11% of total 2006 revenue) from $5.4 million in 2005 (or 11% of total 2005 revenue), primarily due to an increase in employee and employee-related costs, including stock-based compensation expense, an increase in consulting costs, an increase in travel expenses, and an increase in allocated overhead charges. Employee and employee-related costs increased by $632,000 during 2006 due to an increase in average services headcount and a $140,000 increase in stock-based compensation expense due to our adoption of SFAS 123R during 2006. Average services headcount increased to 65 employees in 2006 from 48 employees in 2005 primarily due to transitioning from a partial utilization of third parties in our support function towards a full employee-based support model and due to the need for greater personnel resources to fulfill our customer service requirements due to our increased service revenues. Consulting costs increased by $168,000 during 2006 due to a greater utilization of third parties to assist with providing service to our customers. Travel expenses increased by $211,000 during 2006 due to increased travel related to customer projects. Allocated overhead charges increased by $189,000 during 2006 due to an increase in our allocable cost base caused by higher information technology costs including an upgrade to our computer network infrastructure performed during 2006. We expect cost of service revenue to increase during 2007 due to an anticipated increase in employee and employee-related costs driven by increased headcount required to meet our customer requirements.

Amortization of intangible assets included in cost of revenue decreased to $1.5 million in 2006 (or 2% of total 2006 revenue) from $2.0 million in 2005 (or 4% of total 2005 revenue) due to the amortization in full during the three months ended June 30, 2006 of the intangible assets for core/developed technology and maintenance agreements acquired during the acquisition of Valicert.

Research and Development Expenses. Research and development expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, and other costs required for the development and quality assurance of our products. Research and development expenses increased to $14.8 million in 2006 (or 24% of total 2006 revenue) from $12.1 million in 2005 (or 24% of total 2005 revenue), primarily due to a $2.6 million increase in employee and employee-related costs. Employee and employee-related costs increased primarily due to an increase in stock-based compensation expense of $1.0 million resulting from our adoption of SFAS 123R during 2006 as well as salary increases and growth in average research and development headcount. Average research and development headcount increased to 155 in 2006 from 149 in 2005 driven by our efforts to broaden and upgrade our products. We expect research and development expenses to increase during 2007 due to our continuous efforts to broaden and upgrade our products.

Sales and Marketing Expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, travel expenses, and costs associated with marketing programs. Sales and marketing expenses increased to $28.0 million in 2006 (or 45% of total 2006 revenue) from $25.2 million in 2005 (or 50% of total 2005 revenue) primarily due to a $2.7 million increase in employee and employee-related costs. Employee and employee-related costs increased due to an increase in commissions of $1.0 million, an increase in stock-based compensation expenses of $401,000 resulting from our adoption of SFAS 123R during 2006, salary increases, growth in average sales and marketing headcount, and expenses related to changes in sales and marketing management. Commissions increased as a result of increased sales in 2006. Average sales and marketing headcount increased to 89 in 2006 from 84 in 2005 due to our efforts to expand our capabilities in this area. We expect sales and marketing expenses to increase during 2007 due to an anticipated increase in headcount to further expand our sales presence and an anticipated increase in marketing programs.

General and Administrative Expenses. General and administrative expenses consist primarily of employee and employee-related costs, including stock-based compensation expense, for our administrative, finance, legal, and human resources departments as well as public reporting costs, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses increased to $10.6 million in 2006 (or 17% of total 2006 revenue) from $6.0 million in 2005 (or 12% of total 2005 revenue). The increase in general and administrative expense was primarily due to an increase in employee and employee-related costs, legal expenses, and consulting costs. Employee and employee-related costs increased by $4.0 million during 2006. Employee and employee-related costs increased due to an increase in stock-based compensation expenses of $2.5 million during 2006, due to our adoption of SFAS 123R, as well as an increase in salary expenses due to growth in average general and administrative headcount and salary increases. Average general and administrative headcount increased to 38 in 2006 from 23 in 2005, largely due to a realignment of resources into our general and administrative function from other functions during 2006. Legal expenses increased by $357,000 during 2006 due to various legal matters. Consulting costs increased by $216,000 during 2006 due to a greater utilization of third parties to assist us with projects associated with our growth as a company. We expect general and administrative expenses to stay relatively flat during 2007.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Incubator Limited, and Corvigo acquisitions. Amortization of intangible assets included in operating expenses decreased to $1.0 million in 2006 (or 2% of total 2006 revenue) from $1.3 million in 2005 (or 3% of total 2005 revenue). The decrease in the amortization of intangible assets included in operating expenses was due to the amortization in full during the three months ended June 30, 2006 of the customer base and reseller agreements acquired during the Valicert acquisition.

Merger-related and other costs. There were no merger-related and other costs in 2006. Merger-related and other costs of a net credit of $96,000 for 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom and a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities. Other income, net, increased to $1.2 million in 2006 from $982,000 in 2005. The increase in other income, net, was primarily due to increase in interest income driven by an increase in interest rates and a larger cash balance.

Years ended December 31, 2005 and 2004

Revenue. Total revenue increased to $50.0 million in 2005 from $43.4 million in 2004. The increase in total revenue was primarily due to a $1.3 million increase in product revenue, a $4.2 million increase in support and maintenance revenue, and a $1.1 million increase in patent license revenue.

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

Service revenue increased to $26.1 million in 2005 from $21.9 million in 2004. The increase in service revenue was primarily due to a $3.5 million increase in support and maintenance revenue and a $493,000 increase in consulting revenue. The increase in support and maintenance revenue was due to revenue growth in our installed customer base, an increase in sales of our anti-spam service, which is sold on a subscription fee basis, and an expansion of our customer base. The increase in consulting revenue was due to increased consulting opportunities due to the expansion of our customer base and repeat business with existing customers for development projects.

Intellectual property revenue increased to $3.0 million in 2005 from $1.9 million in 2004. The increase in intellectual property revenue was due to an increase in patent license revenue.

Cost of Revenue. Total cost of revenue increased to $10.4 million in 2005 from $7.9 million in 2004, primarily due to a $1.3 million increase in service costs, a $627,000 increase in product costs, and a $323,000 provision for excess inventory.

Cost of product revenue increased to $2.6 million in 2005 from $2.0 million in 2004 primarily due to an increase in royalty costs. Royalty costs increased by $583,000 during 2005 primarily due to the addition of new software licenses from third parties included in our products. Provision for excess inventory of $323,000 was the expense incurred for obsolete inventory associated with our transition to a new appliance manufacturer.

Cost of service revenue increased to $5.4 million in 2005 from $4.1 million in 2004, primarily due to an increase in employee and employee-related costs. Employee and employee-related costs increased by $1.1 million during 2005 due to an increase in average services headcount to 48 employees in 2005 from 39 employees in 2004. The increase in average services headcount was primarily due to the need for greater personnel resources to fulfill the requirements relating to our increased service revenues.

Amortization of intangible assets included in cost of revenue increased to $2.0 million in 2005 from $1.8 million in 2004 due to the acquisitions of Corvigo and Incubator Limited in March of 2004 since there was a full twelve months of amortization during 2005 compared to less than ten full months of amortization recognized during 2004.

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

Sales and Marketing Expenses. Sales and marketing expenses increased to $25.0 million in 2005 from $23.1 million in 2004 primarily due to a $785,000 increase in employee and employee-related costs, a $417,000 increase in marketing programs, and a $123,000 increase in consulting costs. In addition, sales and marketing expenses increased due to new expenses of $295,000 associated with the expansion of our sales team in Asia Pacific during the second half of 2005. Employee and employee-related costs increased due to increased commissions as a result of increased sales in 2005. Consulting costs increased due to the increased usage of third parties to assist our sales and marketing employees. Marketing programs increased due to an increase in marketing initiatives targeted at growing our revenues.

General and Administrative Expenses. General and administrative expenses increased to $5.9 million in 2005 from $5.3 million in 2004. The increase in general and administrative expenses was primarily due to a $247,000 increase in recruiting expenses, a $161,000 increase in commissions, and a $74,000 increase in expensed equipment and software. Recruiting expenses increased due to the utilization of third parties to assist in our hiring processes, including the recruitment of our former Chief Executive Officer, with little comparable expenses for 2004. Commissions increased due to an increase in patent license revenue for 2005. Expensed equipment and software increased due to a higher usage driven by an increased number of employees.

Stock-based compensation expense. Stock-based compensation expense for 2005 and 2004 consists of the amortization of deferred stock-based compensation recorded as a result of stock option grants to non-employees, unvested options assumed in the Valicert and Corvigo acquisitions, options granted to employees at exercise prices less than the fair value of the underlying stock on the grant date, continued vesting of stock options for a former employee after the end of their service period, and the vesting acceleration of certain employees’ stock options, net of credits related to stock options granted to employees who were later terminated before the options vested. Stock-based compensation expense decreased to $510,000 in 2005 from $640,000 in 2004. The decrease in stock-based compensation expense was primarily due to reductions in the amortization of stock-based compensation resulting from unvested options assumed in the Valicert and Corvigo acquisitions.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses decreased to $1.3 million in 2005 from $1.5 million in 2004. The decrease in the amortization of intangible assets included in operating expenses was due to the amortization in full during 2004 of the acquired workforce asset, partially offset by a full twelve months of amortization of the intangible assets acquired in the acquisitions of Incubator Limited and Corvigo, during 2005, compared to less than ten full months of amortization recognized during 2004.

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

Merger-related and other costs of $1.1 million for 2004 consist of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of our former development center subsidiary in India to a third party, $183,000 related to anticipated losses on an operating lease in Palo Alto, California, $168,000 related to anticipated losses on an operating lease in Slough, United Kingdom, a credit of $44,000 for a gain on the sale of our former development center subsidiary in India, and $68,000 of other merger-related costs. The operating lease in Palo Alto was assumed during the acquisition of Corvigo and covers approximately 12,000 square feet of office space. Subsequent to the acquisition of Corvigo, we decided to vacate the Palo Alto facility. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and reduced sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and an additional liability was recorded. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto. The operating lease in Slough was assumed during the acquisition of Interface, Inc. in 2000 and covered approximately 13,000 square feet of office space. The lease was for a term ending in 2020 with quarterly rent payments of approximately $65,000. The $168,000 charge was recorded due to a revised estimate of the term of expected subleases on the building. Our former development center subsidiary in India was acquired in the acquisition of Valicert and supported our engineering, customer support, and consulting functions. This subsidiary was sold to consolidate our offshore development in our existing Bulgaria location.

Other income, net. Other income, net, increased to $982,000 in 2005 from $213,000 in 2004. The increase in other income, net was partially due to an increase in interest income of $385,000 in 2005 as a result of an increase in interest rates and a larger cash balance. In addition, during 2005, income of $204,000 was recorded for the refund of previously paid value added tax related to a Valicert subsidiary. No comparable income occurred during 2004. Finally, other income increased by $138,000 due to an increase in amounts collected from current and former employees of acquired companies that were previously deemed uncollectible.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the issuance of equity securities. As of December 31, 2006, we had approximately $30.5 million in cash and cash equivalents.

Net cash provided by operating activities in 2006 was $4.1 million, which was primarily the result of our net loss of $4.9 million, offset by non-cash charges of $4.6 million for stock-based compensation expense and $3.6 million for depreciation and amortization expenses. The decrease in net cash provided by operating activities to $4.1 million in 2006 from $4.7 million in 2005 was primarily due to an increase in our accounts receivable balance due to a large amount of contracts entered into with customers late in 2006 that were not collected as of December 31, 2006.

Net cash used in investing activities increased to $1.9 million in 2006 from $955,000 in 2005. Net cash used in investing activities for both 2006 and 2005 was comprised of purchases of property and equipment. Purchases of property and equipment for 2006 increased as compared to 2005 due to an upgrade to our computer network infrastructure performed during 2006.

Net cash provided by financing activities was $1.4 million in 2006 and $1.7 million in 2005. Net cash provided by financing activities in 2006 was primarily comprised of proceeds from the issuance of common stock as a result of the exercises of stock options. Net cash provided by financing activities in 2005 was comprised of $2.2 million from the proceeds from the issuance of common stock as a result of the exercises of stock options, partially offset by $467,000 related to the full repayment of outstanding debt originally assumed in the acquisition of Valicert. The decrease in net cash provided by financing activities in 2006 relative to 2005 was primarily due to a $779,000 decrease in proceeds from the issuance of common stock in 2006 due to a decrease in stock option exercises, partially offset by a $467,000 reduction in repayments of borrowings.

As of December 31, 2006, our principal commitments consisted of obligations related to outstanding operating leases and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

In the acquisition of Valicert, we assumed debt of $855,000 resulting from equipment leases with two financing companies. During 2003, this debt was refinanced with an $800,000 loan with a bank. This debt was repaid in full during 2005.

We have an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease expires in July 2008 with current monthly rent payments of approximately $77,000.

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

Off-Balance Sheet Arrangements

At December 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Future cash payments for contractual obligations and commercial commitments as of December 31, 2006, are as follows (in thousands):

	2007	2008	After 2008	Total
Operating leases	$1,499	$538	$—	$2,037
Unconditional purchase obligations	494	147	—	641

Total	$1,993	$685	$—	$2,678

The amounts above will be offset by sublease receipts of $41,000 in 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes and requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings during the year of adoption for errors that were not previously deemed material, but are material under the guidance in SAB 108.

We adopted SAB 108 effective as of January 1, 2006. Although we believe our prior period assessments of uncorrected differences and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, due to the analysis required in SAB 108, certain historical uncorrected differences related to the application of cash receipts and the elimination of a minority interest related to a former subsidiary were corrected as a cumulative effect net adjustment to increase the opening accumulated deficit balance as of the date of adoption by $227,000.

Prior to 2004, we incorrectly recorded certain cash receipts as a liability and these amounts were included on the balance sheet in the Accrued liabilities line item. This error has previously been considered immaterial, but due to the analysis required upon our adoption of SAB 108, these balances were eliminated by decreasing accrued liabilities by $397,000, resulting in a decrease in retained deficit.

Our former subsidiary in Japan, Tumbleweed Communications KK (“TKK”), was majority-owned by us with a minority interest in TKK owned by a third party. When reporting the results of TKK in our consolidated statement of operations, the minority interest in TKK’s results was eliminated during consolidation with a partially offsetting amount recorded on the consolidated balance sheet in the line item Accumulated other comprehensive income. During 2002, as a result of poor operating results, TKK was liquidated and we recorded a loss on the write-off of TKK. However, $624,000 relating to the cumulative minority interest was not eliminated when TKK was liquidated and the loss recorded. Upon our adoption of SAB 108, we eliminated

$624,000 related to the minority interest, resulting in an increase to our retained deficit and a reduction in the Other comprehensive loss line item on the consolidated balance sheet.

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

Revenue Recognition

We derive our revenue from three sources: (i) product revenue, which includes license fees for products sold as software or on appliances, subscription-based license fees, and transaction-based license fees; (ii) service revenue, which consists of support and maintenance fees, consulting fees, and training fees; and (iii) intellectual property revenue which includes patent license agreement fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management.

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition” With Respect to Certain Transactions (“SOP 98-9”). We make significant judgments related to revenue recognition. Specifically, as set forth in paragraph 8 of SOP 97-2 in connection with each transaction involving our products, we must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. We apply these criteria as discussed below.

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

We allocate revenue on software transactions, (referred to as “arrangements” in the accounting literature), involving multiple elements to each undelivered element based on their respective fair values. Specifically, in a multi-element arrangement we allocate revenue first to undelivered elements such as support and maintenance, consulting services, and training based on each element’s fair value and the residual is allocated to the product license as product revenue. The fair value of support and maintenance fees is recognized ratably over the contractual term of the maintenance, which is typically one year. The fair value of services not considered essential to the functionality of the product or technology delivered is initially deferred and recognized into revenue as the services are performed. Our determination of the fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of the VSOE of fair value for each element to the price charged when that element is sold separately.

Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of the other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of the fair value of these services exists. If we provide consulting services that are considered essential to the functionality of the software products, both the product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue from these arrangements is recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

Our software products are typically fully functional upon delivery and do not require significant modification or alteration. For arrangements where services are not essential to the functionality of the software, customers typically purchase consulting services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. Software products and related support and maintenance services may be billed separately and independently from professional services, which are typically billed on either a time-and-materials basis or a fixed fee basis. For time-and-materials contracts, we recognize revenue as the services are performed. For fixed fee engagements with milestones or acceptance provisions, revenue is recognized upon completion of a milestone or acceptance, if applicable.

We recognize revenue from patent license agreements when (i) the patent license agreement is executed, (ii) the amounts due are fixed, determinable, and billable, and (iii) collection of the resulting receivable is probable.

We recognize revenue from indirect channels such as resellers using the same criteria as is used for arrangements obtained through our direct sales team.

We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date. We account for the estimated cost of product and service warranties in accordance with SFAS 5, Accounting for Contingencies, based on specific warranty claims received, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Costs related to warranty claims were $278,000, $0, and $0 in 2006, 2005, and 2004, respectively.

Stock-based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method and therefore have not restated results for prior periods. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). We recognize stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with our methodology prior to the adoption of SFAS 123R and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In accordance with the provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize the compensation expense for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term. We estimate the forfeiture rate based on our historical experience during the preceding term that equals the expected life of the options. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Our expected volatility is based on the daily historical volatility of our common stock, over the expected life of the option. The risk-free rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we perform a straight-line interpolation to determine the rate from the available term maturities. Determining the fair value of stock based awards at the grant date requires judgment, including estimating the expected life of stock options, the expected volatility of our stock and the amount of stock options expected to be forfeited. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates and our results of operations could be materially impacted.

On June 30, 2006, we exchanged 959,531 vested stock options held by 18 employees with exercise prices ranging from $3.86 to $118.44 for 422,472 vested stock options to those same employees at an exercise price of $2.85, which was our common stock price on the date of the exchange. Neither our officers nor members of our Board of Directors participated in this exchange program. We did not recognize any stock-based compensation expense as a result of the exchange since the fair values of the new awards were less than the fair values of the original awards immediately prior to the exchange.

On July 19, 2005, our Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $3.82 per share previously awarded to our employees (including our executive officers) and our Directors under our stock option plans. The acceleration of vesting was effective for stock options outstanding as of July 19, 2005. Options to purchase approximately 1.7 million shares of common stock were accelerated. All of the options accelerated had exercise prices greater than our common stock price of $3.24 on the date of acceleration. The weighted average exercise price of the options accelerated was $5.00. In accordance with the provisions of APB 25, no stock-based compensation expense was recognized as a result of the acceleration since the exercise price of all the accelerated options exceeded our common stock price on the date of acceleration. The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in future periods in our consolidated statement of operations upon our adoption of SFAS 123R.

Valuation of Allowance for Doubtful Accounts

We must make estimates of the collectibility of our accounts receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We specifically analyze accounts receivable, including review of historical bad debts, customer credit-worthiness, current economic trends, aging of the balance and estimated collectibility percentages for different aging ranges, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may record a specific allowance against amounts owed to us by those customers, and thereby reduce the value of the receivable to the amount we reasonably believe will be collected. If all collection efforts have been exhausted, we would write off the receivable against the allowance.

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

We evaluate goodwill at least on an annual basis for indications of impairment based on our fair value as determined by our market capitalization in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) or more frequently if certain indicators are present. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We completed our annual assessment of goodwill in the three months ended June 30, 2006, 2005, and 2004, respectively, and no impairment of goodwill was determined as a result of these assessments. Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by Tumbleweed for federal income tax purposes. As of December 31, 2006, we had goodwill of $48.1 million.

Accrual for Anticipated Operating Lease Losses

We assess anticipated operating lease losses whenever we determine that our usage of our facility space will be impacted by business conditions and subsequently reevaluate anticipated losses each time a sublease is entered into or exited. Changing market conditions make anticipated operating lease losses difficult to determine. During 2003 we recognized a charge of $996,000 related to potential losses on an operating lease in Slough, United Kingdom that was included in our condensed consolidated statement of operations as Merger-related and other costs. The charge was estimated to include contractually required repairs, remaining lease liabilities, and brokerage fees, offset by estimated sublease income. During 2004 we recognized a charge of $168,000 on an operating lease in Slough, United Kingdom, that was included in our consolidated statement of operations as Merger-related and other costs due to a revised estimate of the term of expected subleases on the building which required an increase to the existing liability recorded for the anticipated lease loss on this lease. During 2005, we recognized a $296,000 credit related to this same lease that was included in our consolidated statement of operations as Merger-related and other costs due to the combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of this lease being less than the existing accrual for the loss on the lease. During 2004, we recognized a charge of $183,000 related to potential losses on an operating lease in Palo Alto, California that was included in our consolidated statement of operations as Merger-related and other costs. The charge was estimated to include remaining lease liabilities and brokerage fees, offset by estimated sublease income. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than our rent payments due to a weak office rental market in and around Palo Alto. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with a sublessee, sublease rates, and brokerage fees. Each reporting period we review these estimates, and to the extent that our assumptions change and/or actual charges are incurred, the ultimate charge for the loss on this operating lease could vary from our current estimates.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of December 31, 2006, none of our cash equivalents were subject to market risk.

Item 8—Financial Statements and Supplementary Data

TUMBLEWEED COMMUNICATIONS CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tumbleweed Communications Corp.:

We have audited the accompanying consolidated balance sheets of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Also, as discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tumbleweed Communications Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

March 14, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tumbleweed Communications Corp.:

We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Tumbleweed Communications Corp. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Tumbleweed Communications Corp. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting of Tumbleweed Communications Corp. based on our audit.

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

In our opinion, management’s assessment that Tumbleweed Communications Corp. maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Tumbleweed Communications Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tumbleweed Communications Corp. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated March 14, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, California

March 14, 2007

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$30,511	$26,952
Accounts receivable, net of allowance for doubtful accounts of $431 and $410 as of December 31, 2006 and 2005, respectively	12,506	9,068
Other current assets	1,938	1,311

Total current assets	44,955	37,331
Property and equipment, net	1,820	1,076
Goodwill	48,074	48,074
Intangible assets, net	1,470	3,978
Other assets	612	645

Total assets	$96,931	$91,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,808	$527
Accrued liabilities	7,522	6,058
Accrued merger-related and other costs	97	178
Deferred revenue	20,003	17,935

Total current liabilities	29,430	24,698
Accrued merger-related and other costs, excluding current portion	—	55
Deferred revenue, excluding current portion	4,728	5,011
Other long-term liabilities	63	123

Total liabilities	34,221	29,887

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares outstanding as of December 31, 2006 and 2005, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 50,427,209 and 49,492,960 shares outstanding as of December 31, 2006 and 2005, respectively	51	50
Additional paid-in capital	359,238	353,424
Treasury stock (717,500 shares as of December 31, 2006 and 2005, respectively)	(796)	(796)
Deferred stock-based compensation	—	(165)
Accumulated other comprehensive income (loss)	29	(593)
Accumulated deficit	(295,812)	(290,703)

Total stockholders’ equity	62,710	61,217

Total liabilities and stockholders’ equity	$96,931	$91,104

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004
Revenue:
Product revenue	$28,683	$20,945	$19,628
Service revenue	29,664	26,103	21,934
Intellectual property revenue	3,647	2,953	1,876

Total revenue	61,994	50,001	43,438
Cost of revenue:
Cost of product revenue(1)	4,316	2,597	1,970
Provision for excess inventory	933	323	—
Cost of service revenue(1)	6,750	5,407	4,154
Amortization of intangible assets	1,467	2,040	1,837

Total cost of revenue	13,466	10,367	7,961

Gross profit	48,528	39,634	35,477
Operating expenses:
Research and development(1)	14,836	12,107	11,771
Sales and marketing(1)	28,002	25,194	23,506
General and administrative(1)	10,622	6,013	5,358
Amortization of intangible assets	1,041	1,284	1,458
Merger-related and other costs (credit)	—	(96)	1,078

Total operating expenses	54,501	44,502	43,171

Operating loss	(5,973)	(4,868)	(7,694)
Other income, net	1,206	982	213

Net loss before provision for income taxes	(4,767)	(3,886)	(7,481)
Provision for income taxes	115	23	16

Net loss	$(4,882)	$(3,909)	$(7,497)

Net loss per share—basic and diluted	$(0.10)	$(0.08)	$(0.16)

Weighted average shares—basic and diluted	50,007	48,627	46,777

(1) Including stock-based compensation expense as follows:
Cost of product revenue	$9	$—	$—
Cost of service revenue	142	2	12
Research and development	1,256	219	208
Sales and marketing	569	168	381
General and administrative	2,629	121	39

Total stock-based compensation expense	$4,605	$510	$640

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2006, 2005 and 2004

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss	Accumulated Deficit	Total Stock holders’ Equity
BALANCES, DECEMBER 31, 2003	42,487,798	$43	$313,532	$(796)	$(302)	$(585)		$(279,297)	$32,595
Net loss	—	—	—	—	—	—	(7,497)	(7,497)	(7,497)
Foreign currency translation adjustment	—	—	—	—	—	(66)	(66)	—	(66)

Total comprehensive loss							$(7,563)

Issuance of common stock upon exercise of stock options	642,097	—	804	—	—	—		—	804
Issuance of common stock upon exercise of warrants	5,615	—	23	—	—	—		—	23
Issuance of common stock—Corvigo, Inc. acquisition	4,732,284	5	35,516	—	—	—		—	35,521
Issuance of common stock—Incubator acquisition	224,278	—	1,598	—	—	—		—	1,598
Issuance of common stock to former Incubator employees	62,509	—	183	—	—	—		—	183
Amortization of deferred stock-based compensation expense	—	—	—	—	816	—		—	816
Credit to deferred stock-based compensation related to terminated employees	—	—	(885)	—	709	—		—	(176)
Deferred stock-based compensation expense related to Corvigo, Inc. acquisition	—	—	—	—	(1,397)	—		—	(1,397)
Deferred stock-based compensation expense related to stock options granted to non-employees	—	—	351	—	(351)	—		—	—

BALANCES, DECEMBER 31, 2004	48,154,581	$48	$351,122	$(796)	$(525)	$(651)		$(286,794)	$62,404
Net loss	—	—	—	—	—	—	(3,909)	(3,909)	(3,909)
Foreign currency translation adjustment	—	—	—	—	—	58	58	—	58

Total comprehensive loss							$(3,851)

Issuance of common stock upon exercise of stock options	1,338,379	2	2,152	—	—	—		—	2,154
Amortization of deferred stock-based compensation expense	—	—	—	—	446	—		—	446
Credit to deferred stock-based compensation related to terminated employees	—	—	(172)	—	92	—		—	(80)
Deferred stock-based compensation expense related to severance agreements	—	—	144	—	—	—		—	144
Deferred stock-based compensation expense related to stock options granted to non-employees	—	—	178	—	(178)	—		—	—

BALANCES, DECEMBER 31, 2005	49,492,960	$50	$353,424	$(796)	$(165)	$(593)		$(290,703)	$61,217
Cumulative effect of adjustments from the adoption of SAB No. 108	—	—	—	—	—	624		(227)	397

ADJUSTED BALANCES, DECEMBER 31, 2005	49,492,960	$50	$353,424	$(796)	$(165)	$31		$(290,930)	$61,614
Net loss	—	—	—	—	—	—	(4,882)	(4,882)	(4,882)
Foreign currency translation adjustment	—	—	—	—	—	(2)	(2)	—	(2)

Total comprehensive loss							$(4,884)

Issuance of common stock upon exercise of stock options	934,249	1	1,356	—	—	—		—	1,357
Additional paid in capital from stock-based compensation expense	—	—	4,605	—	—	—		—	4,605
Reduction in deferred stock-based compensation and additional paid in capital upon adoption of SFAS 123R	—	—	(165)	—	165	—		—	—
Tax benefit from employee stock options	—	—	18	—	—	—		—	18

BALANCES, DECEMBER 31, 2006	50,427,209	$51	$359,238	$(796)	$—	$29		$(295,812)	$62,710

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(4,882)	$(3,909)	$(7,497)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	4,605	510	640
Compensation for stock granted to former Incubator Limited employees	—	—	183
Depreciation and amortization expense	3,633	4,471	4,843
Bad debt expense	55	—	—
Loss on disposal of property and equipment, net	44	45	195
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,493)	(1,609)	3,084
Other current assets and other assets	(594)	177	168
Accounts payable, accrued liabilities, and other long-term liabilities	3,082	1,231	(3,281)
Accrued merger-related and other costs	(136)	(972)	(383)
Deferred revenue	1,785	4,783	2,481

Net cash provided by operating activities	4,099	4,727	433

Cash flows from investing activities:
Purchases of property and equipment	(1,913)	(955)	(1,356)
Acquisitions of Incubator Limited and Corvigo, Inc., net of cash acquired	—	—	(3,487)

Net cash used in investing activities	(1,913)	(955)	(4,843)

Cash flows from financing activities:
Repayments of borrowings	—	(467)	(267)
Proceeds from issuance of common stock	1,357	2,154	827
Tax benefit from employee stock option plans	18	—	—

Net cash provided by financing activities	1,375	1,687	560

Effect of exchange rate fluctuations	(2)	58	(66)
Net increase (decrease) in cash and cash equivalents	3,559	5,517	(3,916)
Cash and cash equivalents, beginning of year	26,952	21,435	25,351

Cash and cash equivalents, end of year	$30,511	$26,952	$21,435

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$20	$30

Cash paid during the year for taxes	$13	$11	$17

See accompanying notes to consolidated financial statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2006, 2005, and 2004

(1)    Organization

Tumbleweed Communications Corp. (“Tumbleweed”) is a recognized expert in providing messaging security solutions for enterprise and government customers of all sizes. Tumbleweed provides comprehensive solutions for both inbound/outbound email and file transfer needs. Security conscious organizations use our product to block security threats, protect information, safely and confidently conduct business online, and enable the safe exchange of messages, files, and transactions.

(2)    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements include the accounts of Tumbleweed and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The results of operations of Tumbleweed’s wholly-owned subsidiaries, Incubator, Limited (“Incubator”), and Corvigo, Inc. (“Corvigo”), have been included commencing March 15, 2004 and March 18, 2004, the effective dates of those acquisitions, respectively.

Cash and Cash Equivalents

Tumbleweed considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market mutual funds with qualified financial institutions. To reduce credit risk with accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial condition and, when necessary, records bad debt expense. One customer comprised 27% of Tumbleweed accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2006. This balance was collected in full in the first quarter of 2006. No single customer comprised 10% or more of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2005. For 2006, one customer comprised 13% of revenue. For 2005 and 2004, respectively, no single customer comprised 10% or more of Tumbleweed’s revenue.

Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, generally 2 to 5 years for computers, software, furniture, and equipment; and the shorter of the estimated useful life of the asset or the remaining lease term for leasehold improvements. Tumbleweed recorded depreciation expense of $1.1 million, $1.1 million, and $1.5 million for 2006, 2005, and 2004, respectively.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Software

Development costs incurred in the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility in the form of a working model has been established. To date, capitalized costs for software development have not been material. The period between the achievement of technological feasibility and the general release of Tumbleweed’s products has typically been of a short duration.

Letters of Credit

As of December 31, 2006, Tumbleweed included restricted cash in the amount of $26,000 as a part of Other current assets on its consolidated balance sheet. Tumbleweed had restricted cash in the amounts of $571,000 and $541,000 included as a part of Other assets on its consolidated balance sheets as of December 31, 2006 and 2005, respectively. The restricted cash primarily relates to letters of credit held by the lessors of Tumbleweed’s Redwood City, California, Palo Alto, California, and Sofia, Bulgaria office operating leases.

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

Recoverability of intangible assets held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, generally estimated using discounted net cash flows. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell.

In connection with the acquisitions of Corvigo, Incubator, and Valicert, Inc. (“Valicert”) on March 18, 2004, March 15, 2004, and June 23, 2003, respectively, Tumbleweed recognized $33.4 million, $1.4 million, and $13.3 million of goodwill, respectively, representing the excess of the respective purchase prices over the fair values of the acquired net tangible and identified intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, (“SFAS 142”), the goodwill acquired in the Corvigo, Incubator, and Valicert acquisitions is not amortized, but instead, the goodwill balances will be tested for impairment at least annually and more frequently if certain indicators are present. Any future impairment loss related to the goodwill recorded in connection with the acquisitions of Corvigo, Incubator, and Valicert will not be deductible by Tumbleweed for federal income tax purposes.

Revenue Recognition

Tumbleweed derives its revenue from three sources: (i) product revenue, which includes license fees for products sold as software or on appliances, subscription-based license fees, and transaction-based license fees;

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(ii) service revenue, which consists of support and maintenance fees, consulting fees, and training fees; and (iii) intellectual property revenue which includes patent license agreement fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of Tumbleweed’s revenue for any period based on the judgments and estimates made by its management.

Tumbleweed recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition” With Respect to Certain Transactions (“SOP 98-9”). Tumbleweed makes significant judgments related to revenue recognition. Specifically, as set forth in paragraph 8 of SOP 97-2 in connection with each transaction involving its products, Tumbleweed must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. Tumbleweed applies these criteria as discussed below.

•

Persuasive evidence of an arrangement exists.    Tumbleweed requires a written contract, signed by both the customer and Tumbleweed, or a purchase order from those customers that have previously negotiated a standard license arrangement or volume purchase agreement with Tumbleweed prior to recognizing revenue on an arrangement.

•

Delivery has occurred.    Tumbleweed delivers software to its customers physically or electronically. For physical deliveries, Tumbleweed’s standard transfer terms are typically free on board, or FOB, shipping point. For electronic deliveries, delivery occurs when Tumbleweed provides the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•

The fee is fixed or determinable.    Tumbleweed’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Tumbleweed’s standard payment terms require the arrangement fee to be due within a maximum of 90 days. Where these terms apply, Tumbleweed regards the fee as fixed or determinable, and Tumbleweed recognizes revenue upon delivery (assuming all other revenue recognition criteria are met). If the payment terms do not meet this standard, which Tumbleweed refers to as “extended payment terms,” Tumbleweed does not consider the fee to be fixed or determinable and generally recognizes revenue when customer installments are due and payable.

•

Collectibility is probable.    To recognize revenue, Tumbleweed must judge collectibility of the arrangement fees, which it does on a customer-by-customer basis pursuant to its credit review policy. Tumbleweed typically sells to customers with whom it has a history of successful collection. For new customers, Tumbleweed evaluates the customer’s financial position and ability to pay. If Tumbleweed determined that collectibility is not probable based upon its credit review process or the customer’s payment history, Tumbleweed recognizes revenue when payment is received.

Tumbleweed allocates revenue on software transactions, (referred to as “arrangements” in the accounting literature), involving multiple elements to each undelivered element based on their respective fair values. Specifically, in a multi-element arrangement Tumbleweed allocates revenue first to undelivered elements such as support and maintenance, consulting services, and training based on each element’s fair value and the residual is allocated to the product license as product revenue. The fair value of support and maintenance fees is recognized ratably over the contractual term of the maintenance, which is typically one year. The fair value of services not considered essential to the functionality of the product or technology delivered is initially deferred and recognized into revenue as the services are performed. Tumbleweed’s determination of the fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). Tumbleweed limits its assessment of the VSOE of fair value for each element to the price charged when that element is sold separately.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Arrangements that include consulting services are evaluated to determine whether those services are essential to the functionality of the other elements of the arrangement. When services are not considered essential, the revenue allocable to the services is recognized separately from the software, provided VSOE of the fair value of these services exists. If Tumbleweed provides consulting services that are considered essential to the functionality of the software products, both the product revenue and service revenue are recognized under contract accounting in accordance with the provisions of SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue from these arrangements is recognized under the percentage of completion method based on the ratio of direct labor hours incurred to date to total projected labor hours except in limited circumstances where completion status cannot be reasonably estimated, in which case the completed contract method is used.

Tumbleweed’s software products are typically fully functional upon delivery and do not require significant modification or alteration. For arrangements where services are not essential to the functionality of the software, customers typically purchase consulting services to facilitate the adoption of Tumbleweed’s technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. Software products and related support and maintenance services may be billed separately and independently from professional services, which are typically billed on either a time-and-materials basis or a fixed fee basis. For time-and-materials contracts, Tumbleweed recognizes revenue as the services are performed. For fixed fee engagements with milestones or acceptance provisions, revenue is recognized upon completion of a milestone or acceptance, if applicable.

Tumbleweed recognizes revenue from patent license agreements when (i) the patent license agreement is executed, (ii) the amounts due are fixed, determinable, and billable, and (iii) collection of the resulting receivable is probable.

Tumbleweed recognizes revenue from indirect channels such as resellers using the same criteria as is used for arrangements obtained through its direct sales team.

Tumbleweed typically grants its customers a warranty which guarantees that its products will substantially conform to its current specifications for 90 days from the delivery date. Tumbleweed accounts for the estimated cost of product and service warranties in accordance with SFAS 5, Accounting for Contingencies, based on specific warranty claims received, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Costs related to warranty claims were $278,000, $0, and $0 in 2006, 2005, and 2004, respectively.

Advertising

Tumbleweed expenses advertising costs as incurred. Total advertising expense was $236,000, $111,000, and $179,000, for 2006, 2005, and 2004, respectively.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock-Based Compensation

Tumbleweed’s stock-based compensation program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. Effective January 1, 2006, Tumbleweed adopted SFAS 123R, using the modified prospective transition method. Under this transition method, stock-based compensation expense for 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Tumbleweed recognizes stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with its methodology prior to the adoption of SFAS 123R and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In accordance with the provisions of SFAS 123R, Tumbleweed recognizes stock-based compensation expense net of an estimated forfeiture rate and recognizes the compensation expense for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term. Tumbleweed estimated the forfeiture rates for 2006 based on its historical experience during the preceding 4.5 fiscal years. Estimated forfeitures are adjusted for actual forfeitures on a quarterly basis.

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

During 2006, Tumbleweed recognized stock-based compensation expense of $4.6 million under the requirements of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, Tumbleweed’s net loss and net loss before income taxes for 2006 were $4.5 million higher than if Tumbleweed had continued to account for stock-based compensation expense under APB 25. Both basic and diluted net loss per share for 2006 were $0.09 per share higher than if Tumbleweed had continued to account for stock-based compensation under APB 25.

During 2005, Tumbleweed recorded deferred stock-based compensation of $178,000 to recognize the fair value of stock options granted to certain non-employees for professional services. The assumptions used to value the option grants were a contractual term of 10 years, volatility of 100%, risk-free interest rate of 4.15%, and dividend yield of 0%. This deferred stock-based compensation was amortized over twelve month periods, which were the expected periods over which the related services would occur. Stock-based compensation expense recognized during 2005 also included expense resulting from a separation agreement with a former employee. The separation agreement modified the former employee’s existing stock options by extending the vesting period beyond the original terms of the stock option grants.

Had stock-based compensation expense for Tumbleweed’s stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS 123, Accounting for Stock-Based

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation (“SFAS 123”), Tumbleweed’s net losses for 2005 and 2004, would have been as follows (in thousands, except per share amounts):

	2005	2004
Net loss as reported	$(3,909)	$(7,497)
Add: Stock-based compensation expense included in net loss	510	640
Less: Total stock-based compensation determined under fair value based method for all awards	(10,650)	(8,812)

Net loss pro forma	$(14,049)	$(15,669)

Basic and diluted net loss per share as reported	$(0.08)	$(0.16)

Basic and diluted net loss per share pro forma	$(0.29)	$(0.33)

On June 30, 2006, Tumbleweed exchanged 959,531 vested stock options held by 18 employees with exercise prices ranging from $3.86 to $118.44 for 422,472 vested stock options to those same employees at an exercise price of $2.85, which was Tumbleweed’s common stock price on the date of the exchange. Neither Tumbleweed officers nor members of its Board of Directors participated in this exchange program. Tumbleweed did not recognize any stock-based compensation expense as a result of the exchange since the fair values of the new awards were less than the fair values of the original awards immediately prior to the exchange.

On July 19, 2005, Tumbleweed’s Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $3.82 per share previously awarded to its employees (including its executive officers) and its directors under its stock option plans. The acceleration of vesting was effective for stock options outstanding as of July 19, 2005. Options to purchase approximately 1.7 million shares of common stock were accelerated. All of the options accelerated had exercise prices greater than Tumbleweed’s common stock price of $3.24 on the date of acceleration. The weighted average exercise price of the options accelerated was $5.00. In accordance with the provisions of APB 25, no stock-based compensation expense was recognized as a result of the acceleration since the exercise price of all the accelerated options exceeded Tumbleweed’s common stock price on the date of acceleration. The purpose of the acceleration was to enable Tumbleweed to avoid recognizing compensation expense associated with these options in future periods in its consolidated statement of operations upon the adoption of SFAS 123R.

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

	2006	2005	2004
Stock options:
Weighted average fair value of grants	$1.86	$2.16	$3.70
Expected life	4.5 years	4.0 years	4.0 years
Volatility	81%	89%	123%
Risk-free interest rate	4.75%	3.99%	3.10%
Dividend yield	0%	0%	0%

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tumbleweed issues new shares of common stock upon the exercise of stock options. The following is a summary of activity for Tumbleweed’s stock option plans for 2006:

Options	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	13,883,097	$4.71
Granted	6,523,461	2.76
Exercised	(937,249)	1.47
Forfeitures and cancellations	(5,549,558)	5.64

Outstanding at December 31, 2006	13,919,751	$3.63	7.5	$2.48

Vested and expected to vest at December 31, 2006	11,903,159	$3.42	7.1	$4.60

Exercisable at December 31, 2006	8,935,590	$4.09	6.6	$2.29

The aggregate intrinsic value in the table above is calculated as the difference between the exercise price of the underlying awards and the quoted price of Tumbleweed’s common stock for the 5.4 million options that had an exercise price below Tumbleweed’s common stock closing price of $2.63 on December 29, 2006. During 2006, the aggregate intrinsic value of options exercised under Tumbleweed’s stock option plans was $1.3 million, determined as of the date of option exercise.

As of December 31, 2006 there was $5.3 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

At December 31, 2006, Tumbleweed has the following stock option plans as described below:

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“Purchase Plan”) was approved by Tumbleweed’s stockholders on August 3, 1999, which allows eligible employees to purchase common stock at a discount from fair market value. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan for each fiscal year occurring during the term of the Purchase Plan, which will terminate in 2009. Tumbleweed suspended the Purchase Plan in 2002.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1999 Omnibus Stock Incentive Plan

The 1999 Omnibus Stock Incentive Plan (“Incentive Plan”) was approved by Tumbleweed’s stockholders on August 3, 1999, for the benefit of Tumbleweed’s officers, directors, key employees, advisors and consultants. An aggregate of 14,882,858 shares of common stock is reserved for issuance under the Incentive Plan, which provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock, and performance shares. The Incentive Plan provides for an automatic annual increase in the number of stock options available for grant of the lesser of 2,000,000 shares or 5% of the number of Tumbleweed’s outstanding shares on the last day of the immediately preceding fiscal year.

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

Valicert Stock Option Plans

On June 23, 2003, Tumbleweed assumed the Valicert 1998 Stock Option Plan, the 2001 Non-Statutory Stock Plan, the 1996 Equity Incentive Plan, and the Receipt.com Plan in connection with the acquisition of Valicert. These stock plans provide for the grant of options and restricted stock to employees, consultants and directors. Incentive stock options are granted at fair market value on the date of grant. Non-statutory options may

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

be offered at not less than 85% of the fair market value on the date of the grant. Options generally vest over four years, and have a maximum term of 10 years. The number of stock options available for grant automatically increase on the first day of each fiscal year by the lesser of 1,413,912 shares or 5% of the number of Tumbleweed’s outstanding shares on the last day of the preceding year. An aggregate of 7,545,901 shares of common stock is reserved for issuance under the Valicert stock option plans.

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

Corvigo Stock Option Plan

On March 18, 2004, Tumbleweed assumed the Corvigo 2002 Stock Option Plan in connection with the acquisition of Corvigo. This plan provides for the grant of options to employees, consultants and directors. Incentive stock options are granted at fair market value on the date of grant. Non-statutory options may be offered at not less than 85% of the fair market value on the date of the grant. Generally, 25% of the options vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months. Options have a maximum term of 10 years. An aggregate of 884,678 shares of common stock is reserved for issuance under the Corvigo 2002 Stock Option Plan, which will not grant new options after November 15, 2012.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.00–$0.99	835,882	$0.90	5.7	833,277	$0.90
1.00–2.52	1,435,656	2.00	7.2	860,899	1.75
2.53–2.99	6,866,286	2.73	8.6	3,102,639	2.69
3.00–4.59	2,827,455	3.39	6.1	2,184,303	3.39
4.80–5.99	1,167,520	4.82	7.3	1,167,520	4.82
6.00–9.99	261,335	6.83	6.4	261,335	6.83
10.00–17.99	260,567	14.28	3.1	260,567	14.28
20.00–118.99	265,050	27.91	3.4	265,050	27.91

$0.05–$118.44	13,919,751	$3.63	7.5	8,935,590	$4.08

Net Loss Per Share

Basic net loss per common share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Net loss	$(4,882)	$(3,909)	$(7,497)
Weighted average shares used in computing basic and diluted net loss per common share	50,007	48,627	46,777

Net loss per share—basic and diluted	$(0.10)	$(0.08)	$(0.16)

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Years Ended December 31,
	2006	2005	2004
Warrants and options for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	—	2,385	4,551
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	7,725	7,082	3,804

Total potential common shares excluded from diluted net loss per share	7,725	9,467	8,355

Fair Value of Financial Instruments

The fair values of Tumbleweed’s cash, cash equivalents, accounts receivable and accounts payable approximate their carrying values due to the short maturity or variable-rate structure of those instruments.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency

The functional currency for each foreign subsidiary is its respective local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in the results of operations. At December 31, 2006 and 2005, no foreign currency transactions were hedged.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes and requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. Tumbleweed is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings during the quarter of adoption for errors that were not previously deemed material, but are material under the guidance in SAB 108.

Tumbleweed adopted SAB 108 effective as of January 1, 2006. Although Tumbleweed believes its prior period assessments of uncorrected differences and the conclusions reached regarding its quantitative and qualitative assessments of such uncorrected differences were appropriate, due to the analysis required in SAB 108, certain historical uncorrected differences related to the application of cash receipts and the elimination of a minority interest related to a former subsidiary were corrected as a cumulative effect net adjustment to increase the opening Accumulated deficit balance as of the date of adoption by $227,000.

Prior to 2004, Tumbleweed incorrectly recorded certain cash receipts as a liability and these amounts were included on the balance sheet in the Accrued liabilities line item. This error has previously been considered immaterial, but due to the analysis required upon Tumbleweed’s adoption of SAB 108, these balances were eliminated by decreasing Accrued liabilities by $397,000, resulting in a decrease in Accumulated deficit.

Tumbleweed’s former subsidiary in Japan, Tumbleweed Communications KK (“TKK”), was majority-owned by Tumbleweed with a minority interest in TKK owned by a third party. When reporting the results of TKK in Tumbleweed’s consolidated statement of operations, the minority interest in TKK’s results was eliminated during consolidation with a partially offsetting amount recorded on the consolidated balance sheet in the line item Accumulated other comprehensive income. During 2002, as a result of poor operating results, TKK was liquidated and Tumbleweed recorded a loss on the write-off of TKK. However, $624,000 relating to the cumulative minority interest was not eliminated when TKK was liquidated and the loss recorded. Upon its adoption of SAB 108, Tumbleweed eliminated $624,000 related to the minority interest, resulting in an increase to Accumulated deficit and a reduction in the Other comprehensive loss line item on the consolidated balance sheet.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2006, in connection with the acquisitions of Corvigo, Incubator, and Valicert on March 18, 2004, March 15, 2004, and June 23, 2003, respectively, Tumbleweed has $33.4 million, $1.4 million, and $13.3 million of goodwill, respectively, representing the excess of the respective purchase prices over the fair values of the acquired net tangible and identified intangible assets. During the last three quarters of 2004, Tumbleweed reduced its goodwill balance related to the Corvigo acquisition by $1.4 million to reduce to fair value unvested stock options assumed in the acquisition and increased its goodwill balance related to the Corvigo acquisition by $93,000 due to actual expenditures for accounting and legal acquisition-related costs being higher than previously estimated. During the second quarter of 2004, Tumbleweed increased its goodwill balance related to the Incubator acquisition by $15,000 due to actual expenditures for accounting and legal acquisition-related costs being higher than previously estimated.

Merger-related and Other Costs

There were no merger-related and other costs in 2006. Merger-related and other costs of a net credit of $96,000 for 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom partially offset by a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit. The Slough lease was assumed during the acquisition of Interface in 2000 and

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

covered approximately 13,000 square feet of office space. The lease was for a term ending in 2020 with quarterly rent payments of approximately $65,000. The final lease settlement payment for the Slough lease of approximately $113,000 was made in July 2005.

Merger-related and other costs of $1.1 million for 2004 consist of $703,000 of severance costs for Tumbleweed employees terminated in connection with the Corvigo acquisition and the sale of Tumbleweed’s former development subsidiary in India to a third party in June of 2004, $183,000 related to anticipated losses on an operating lease in Palo Alto, California, $168,000 related to anticipated losses on an operating lease in Slough, United Kingdom, a credit of $44,000 for a gain on the sale of Tumbleweed’s former development center subsidiary in India, and $68,000 of other merger-related costs. The operating lease in Palo Alto was assumed during the acquisition of Corvigo and covers approximately 12,000 square feet of office space. The lease is for a term ending in 2007 with current monthly rent payments of approximately $22,000. Subsequent to the acquisition of Corvigo, Tumbleweed decided to vacate the Palo Alto facility. The $183,000 charge was recorded due to a revised estimate of the period required to locate and contract with a sublessee and sublease rates. As a result of the new estimate, the existing accrual for the loss on the lease was found to be insufficient and an additional liability was recorded. This office space was subleased in December 2004 for the remainder of the lease term with sublease rental income less than Tumbleweed’s rent payments due to a weak office rental market in and around Palo Alto. The operating lease in Slough was assumed during the acquisition of Interface in 2000 and covered approximately 13,000 square feet of office space. The lease was for a term ending in 2020 with quarterly rent payments of approximately $65,000. The $168,000 charge was recorded due to a revised estimate of the term of expected subleases on the building. Tumbleweed’s former development center subsidiary in India was acquired in the acquisition of Valicert and supported Tumbleweed’s engineering, customer support, and consulting functions. This subsidiary was sold to consolidate Tumbleweed’s international development in its existing Bulgaria location.

The following table describes accrued merger-related and other costs recorded in 2006 and 2005 (in thousands):

	Severance costs	Anticipated operating lease losses	Total
Balance December 31, 2004	$337	$868	$1,205
2005 costs (credits)	200	(296)	(96)
2005 payments	(388)	(488)	(876)

Balance December 31, 2005	$149	$84	$233
2006 payments	(92)	(44)	(136)

Balance December 31, 2006	$57	$40	$97

Severance costs are scheduled to be paid until 2007. Payments for anticipated remaining losses on the operating lease are expected to occur over the life of the lease, which ends in 2007.

(4)    Acquired Workforce

In September 2003, Tumbleweed issued 86,538 shares of stock to a company to convert certain former contract engineers to employees in its development center in Bulgaria. Since this acquisition was not considered to be an acquisition of a business, Tumbleweed recorded an acquired workforce intangible asset of $476,000 to recognize the fair value of the stock issued. Tumbleweed amortized this intangible asset over its estimated useful

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

life of one year. During 2004, Tumbleweed recognized amortization expense of $337,000 relating to the acquired workforce intangible asset. This intangible asset was amortized in full as of December 31, 2004.

(5)    Financial Statement Components

A summary of cash and cash equivalents as of December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Cash	$5,995	$10,363
Money market mutual funds	24,516	16,589

Cash and cash equivalents	$30,511	$26,952

A summary of property and equipment as of December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Office furniture	$2,047	$2,015
Computers and equipment	11,726	10,176
Leasehold improvements	1,010	829

	14,783	13,020
Less accumulated depreciation	(12,963)	(11,944)

	$1,820	$1,076

A summary of intangible assets as of December 31, 2006 is as follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(4,863)	$987
Customer base and reseller agreements	3	3,700	(3,432)	268
Maintenance agreements	3 to 4	1,200	(1,049)	151
Trademarks and trade names	4	350	(286)	64

		$11,100	$(9,630)	$1,470

A summary of intangible assets as of December 31, 2005 is as follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(3,634)	$2,216
Customer base and reseller agreements	3	3,700	(2,478)	1,222
Maintenance agreements	3 to 4	1,200	(811)	389
Trademarks and trade names	4	350	(199)	151

		$11,100	$(7,122)	$3,978

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated amortization for each of the fiscal years subsequent to December 31, 2006, is as follows (in thousands):

Year Ending December 31,
2007	1,238
2008	232

$1,470

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

A summary of accrued liabilities as of December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005
Accrued compensation	$3,735	$3,018
Accrued professional fees	613	721
Accrued taxes	456	380
Other	2,718	1,939

	$7,522	$6,058

Other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Interest income	$1,237	$611	$226
Interest expense	—	(35)	(30)
Recovery of value added tax related to Valicert subsidiary	—	204	—
Other, net	(31)	202	17

	$1,206	$982	$213

Allowance for Doubtful Accounts (in thousands):

Description	Balance at Beginning of Period	Additions	Reductions	Balance at End of Period
		(a)	(b)
Allowance for doubtful accounts:
Year Ended December 31, 2004	$1,763	—	(1,158)	$605
Year Ended December 31, 2005	$605	—	(195)	$410
Year Ended December 31, 2006	$410	55	(34)	$431

(a)	Additions relate to bad debt expense
(b)	Reductions relate to write-offs of specific accounts receivable, net of recoveries.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Related Party and Other Transactions

Legal Counsel

Gregory C. Smith, a brother of Jeffrey C. Smith, a director and Tumbleweed’s former Chairman and Chief Executive Officer, is a partner of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden Arps”), which began providing legal services to Tumbleweed in July 1998. Total fees paid to Skadden Arps were approximately $430,000, $315,000, and $802,000, in 2006, 2005, and 2004, respectively, for matters relating to Tumbleweed’s intellectual property, Tumbleweed’s acquisitions of Corvigo, Incubator, and Valicert, and ongoing general and other litigation matters.

Financial Advisement

Curtis H. Smith, a brother of Jeffrey C. Smith, a Tumbleweed Director and Tumbleweed’s former Chairman and Chief Executive Officer, is a director at Savvian Advisors, LLC (“Savvian Advisors”). Subsequent to December 31, 2006, Tumbleweed entered into an agreement with Savvian Advisors to provide financial advisement services to Tumbleweed related to potential strategic activities. Pursuant to this agreement, Savvian Advisors would receive a customary fee in the event that their financial advisement results in a strategic transaction. Tumbleweed paid no fees to Savvian Advisors during 2006, 2005, or 2004.

Mr. Curtis Smith was formerly a principal at First Albany Capital (“First Albany”), which provided financial advisement services to Tumbleweed in 2004 related to the acquisition of Corvigo. Total fees paid to First Albany were approximately $185,000 in 2004. Tumbleweed paid no fees to First Albany during 2006 or 2005.

(7)    Debt

No debt was outstanding at either December 31, 2006 or 2005. In the acquisition of Valicert, Tumbleweed assumed debt of $855,000 resulting from equipment leases with two financing companies. During 2003, this debt was refinanced with an $800,000 loan with a bank. This debt was repaid in full during 2005.

(8)    Income Taxes

The components of loss before income taxes attributable to domestic and foreign operations for the years ended December 31, 2006, 2005, and 2004, respectively, are presented below (in thousands):

	2006	2005	2004
US	$(5,108)	$(4,146)	$(7,711)
Foreign	341	260	230

Total loss before income taxes	$(4,767)	$(3,886)	$(7,481)

The federal and foreign income tax provisions for the years ended December 31, 2006, 2005, and 2004, respectively, are presented below (in thousands):

	2006	2005	2004
US	$70	$—	$—
Foreign	45	23	16

Total income tax provision	$115	$23	$16

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount of income tax expense recorded for 2006, 2005, and 2004 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2006	2005	2004
Statutory federal income tax benefit	$(1,668)	$(1,360)	$(2,618)
State income tax expense (benefit)	1	(121)	—
Foreign income tax expense	—	23	16
Losses and credits, not utilized	1,570	2,021	2,307
Federal R&D credit	(159)	(400)	—
Stock-based compensation expense	431	178	—
Prior year permanent differences	16	(223)	—
Foreign rate differential	(67)	(68)	—
Other permanent differences	(9)	(27)	311

Provision for income taxes	$115	$23	$16

The types of temporary differences that give rise to significant portions of Tumbleweed’s deferred tax assets and liabilities as of December 31, 2006 and 2005, respectively, are presented below (in thousands):

	2006	2005
Deferred tax assets:
Current:
Reserves and accruals not currently deductible	$4,884	$2,881
Deferred research and development costs	38	50

Total current deferred tax assets	$4,922	$2,931
Long-term:
Net operating loss carryforwards	$107,753	$110,098
Tax credit carryforwards	8,327	8,040
Deferred research and development costs	347	450
Property and equipment	555	529

Total long-term deferred tax assets	$116,982	$119,117
Total deferred tax assets	$121,904	$122,048
Less: valuation allowance	(121,311)	(120,450)

Net deferred tax assets	593	1,598
Deferred tax liabilities:
Long-term:
Acquired intangibles	(593)	(1,598)

Net deferred tax assets (liabilities)	$—	$—

A valuation allowance against Tumbleweed’s net deferred tax assets has been established since it cannot be concluded that it is more likely than not that deferred tax assets in excess of deferred tax liabilities will be realized. The valuation allowance of $120.5 million at December 31, 2005 has increased by $862,000 to $121.3 million at December 31, 2006. The valuation allowance at December 31, 2006 includes approximately $21 million related to windfall stock option deductions, the benefit of which will be credited to additional paid in capital when realized.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisitions of Corvigo in 2004, Valicert in 2003, and Interface in 2000, deferred tax assets of approximately $1.6 million, $33.5 million, and $8.1 million, respectively, were recorded. When recognized, the tax benefits of such deferred tax assets will be applied, first, to reduce to zero any goodwill related to this acquisition; second, to reduce to zero other non-current intangible assets related to this acquisition; and third, to reduce income tax expense.

As of December 31, 2006, Tumbleweed had net operating loss carryforwards for Federal and California income tax purposes of approximately $296.8 million and $74.0 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire in the years 2008 through 2025 and the California net operating loss carryforwards expire in the years 2007 through 2015.

As of December 31, 2006, Tumbleweed also had research and development tax credit carryforwards for Federal and California income tax return purposes of approximately $5.1 million and $4.7 million, respectively, available to reduce future income taxes. Tumbleweed also has California Manufacturing Credit carryforwards of $262,000. The Federal research and development tax credit will expire in years 2008 through 2026. The California research and development tax credit carries forward indefinitely.

Tumbleweed’s ability to utilize the net operating losses and tax credit carryforwards in the future may be subject to substantial restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law.

(9)    Stockholders’ Equity

Under Tumbleweed’s certificate of incorporation, Tumbleweed is authorized to issue 100,000,000 shares of common stock, each with a par value of $0.001. As of December 31, 2006 and 2005, respectively, Tumbleweed had 50,427,209 and 49,492,960 shares outstanding. Tumbleweed is also authorized to issue 10,000,000 shares of preferred stock, each with a par value of $0.001. Tumbleweed has zero preferred shares outstanding as of December 31, 2006 and 2005, respectively.

(10)    Employee Benefit Plan

Tumbleweed has a 401(k) plan that allows eligible employees to contribute a percentage of their compensation, limited to $15,000 ($20,000 for employees over age 50), $14,000 ($18,000 for employees over age 50), and $13,000 ($16,000 for employees over age 50) in 2006, 2005, and 2004, respectively. Tumbleweed did not match contributions to employees’ 401(k) plans in 2006, 2005, or 2004.

(11)    Commitments and Contingencies

Lease Commitments

Tumbleweed leases its facilities and certain equipment under operating lease agreements. The facilities leases expire at various dates through 2007 and 2008. Tumbleweed has an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease expires in July 2008 with current monthly rent payments of approximately $77,000.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Future minimum lease payments for operating leases as of December 31, 2006, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2007	1,499
2008	538

Future minimum lease payments	$2,037

The amounts above will be offset by sublease receipts of $41,000 in 2007.

Total rent expense under operating leases for 2006, 2005, and 2004, was $1.6 million, $1.5 million, and $1.4 million, respectively.

Contingencies

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering (“IPO”) through December 6, 2000. It names as defendants Valicert, its former Chief Executive Officer, and its Chief Financial Officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(12)    Segment Information

As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, Tumbleweed’s chief operating decision-maker is its Chief Executive Officer. This officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed is the information presented in the accompanying consolidated statement of operations. Tumbleweed operates in a single reporting segment providing messaging security solutions that are developed and sold in similar ways to enterprise and government customers of all sizes. Furthermore, discrete product line information is impractical to obtain, as Tumbleweed often cross-sells its products to its customers.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
North America	$57,666	$44,940	$38,613
Europe, Middle East, and Africa	2,980	3,742	3,557
Asia Pacific	1,024	1,074	1,268
Latin America	324	245	—

Total revenue	$61,994	$50,001	$43,438

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tumbleweed’s property and equipment located in the different geographic regions as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,
	2006	2005
North America	$1,403	$715
Bulgaria	388	311
Other	29	50

Total long-lived assets	$1,820	$1,076

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A—Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

(c)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, have issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required by this item, insofar as it relates to our directors, will be contained under the captions “Election of Directors” and “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The information relating to our executive officers is contained in Part I under the heading “Our Executive Officers.” We have adopted a Code of Conduct, which applies to all employees, officers and directors, including the Company’s Chief Executive Officer, Chief Financial Officer, Vice President and Corporate Controller, and other Tumbleweed finance employees. The Code of Conduct is available on our website at www.tumbleweed.com under the caption “Corporate Governance” on the Investor Relations page. A copy of the Code of Conduct will be provided, without charge, to any stockholder who requests one by written request addressed to:

Tumbleweed Communications Corp.

700 Saginaw Drive, Redwood City, CA 94063

Attention: Corporate Secretary

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

Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Item 13—Certain Relationships and Related Transactions

The information required by this item will be contained in the Proxy Statement under the caption “Certain Relationships and Related Transactions” and is incorporated herein by reference.

Item 14—Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement under the caption “Audit Fees and Pre-Approval Policies” and is incorporated herein by reference.

PART IV

Item 15—Exhibits/ Financial Statement Schedules

(a)    Documents filed as a part of this Form 10-K:

(1) Financial Statements:

(2) Financial Statement Schedules:

Financial statement schedules are omitted because they are either not applicable, not required, or the information required to be set forth therein is included in the Financial Statements or Notes thereto.

(b)	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

4.1(1)	Specimen common stock certificate

10.1(2)	1993 Stock Option Plan

10.2(3)	1999 Omnibus Stock Incentive Plan, as amended

10.3(2)	1999 Employee Stock Purchase Plan

10.4(4)	2000 NSO Incentive Stock Plan, as amended

10.5(2)	Form of Indemnity Agreement

10.6(5)	Employment agreement between James P. Scullion and Tumbleweed, dated January 23, 2006

10.7(6)	Settlement and Release Agreement, effective February 20, 2006, between Craig D. Brennan and Tumbleweed

10.8(7)	Employment agreement between Daniel Greenberg and Tumbleweed, dated April 3, 2006

10.9(8)	Amendment to employment agreement between Timothy G. Conley and Tumbleweed, dated April 28, 2006

10.10(9)	Consulting agreement between Taher Elgamal and Tumbleweed, dated June 30, 2006

10.11(10)	Employment agreement between James Flatley and Tumbleweed, dated July 25, 2006

10.12(11)	Separation and release agreement between Denis M. Brotzel and Tumbleweed, dated August 30, 2006

10.13(12)	Employment agreement with Taher Elgamal, dated October 3, 2006

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Tumbleweed’s Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999, as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188), filed July 11, 2000, as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed January 27, 2006.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed February 21, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed April 5, 2006.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed May 2, 2006.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed July 6, 2006.
(10)	Incorporated by reference to our Current Report on Form 8-K, filed July 31, 2006.
(11)	Incorporated by reference to our Current Report on Form 8-K, filed September 6, 2006.
(12)	Incorporated by reference to our Current Report on Form 8-K, filed October 3, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March, 2007.

TUMBLEWEED COMMUNICATIONS CORP.

By:	/S/ JAMES P. SCULLION
James P. Scullion Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JAMES P. SCULLION James P. Scullion	Chairman of the Board and Chief Executive Officer	March 14, 2007

/S/ TIMOTHY G. CONLEY Timothy G. Conley	Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2007

/S/ TAHER ELGAMAL Taher Elgamal	Director and Chief Technology Officer	March 14, 2007

/S/ CHRISTOPHER H. GREENDALE Christopher H. Greendale	Director	March 14, 2007

/S/ KENNETH R. KLEIN Kenneth R. Klein	Director	March 14, 2007

/S/ STANDISH H. O’GRADY Standish H. O’Grady	Director	March 14, 2007

/S/ DEBORAH D. RIEMAN Deborah D. Rieman	Director	March 14, 2007

/S/ JAMES A. HEISCH James A. Heisch	Director	March 14, 2007

/S/ JEFFREY C. SMITH Jeffrey C. Smith	Director	March 14, 2007

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

4.1(1)	Specimen common stock certificate

10.1(2)	1993 Stock Option Plan

10.2(3)	1999 Omnibus Stock Incentive Plan, as amended

10.3(2)	1999 Employee Stock Purchase Plan

10.4(4)	2000 NSO Incentive Stock Plan, as amended

10.5(2)	Form of Indemnity Agreement

10.6(5)	Employment agreement between James P. Scullion and Tumbleweed, dated January 23, 2006

10.7(6)	Settlement and Release Agreement, effective February 20, 2006, between Craig D. Brennan and Tumbleweed

10.8(7)	Employment agreement between Daniel Greenberg and Tumbleweed, dated April 3, 2006

10.9(8)	Amendment to employment agreement between Timothy G. Conley and Tumbleweed, dated April 28, 2006

10.10(9)	Consulting agreement between Taher Elgamal and Tumbleweed, dated June 30, 2006

10.11(10)	Employment agreement between James Flatley and Tumbleweed, dated July 25, 2006

10.12(11)	Separation and release agreement between Denis M. Brotzel and Tumbleweed, dated August 30, 2006

10.13(12)	Employment agreement with Taher Elgamal, dated October 3, 2006

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Tumbleweed’s Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999, as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188), filed July 11, 2000, as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed January 27, 2006.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed February 21, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed April 5, 2006.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed May 2, 2006.
(9)	Incorporated by reference to our Current Report on Form 8-K, filed July 6, 2006.

(10)	Incorporated by reference to our Current Report on Form 8-K, filed July 31, 2006.
(11)	Incorporated by reference to our Current Report on Form 8-K, filed September 6, 2006.
(12)	Incorporated by reference to our Current Report on Form 8-K, filed October 3, 2006.