Form 10-Q
period 2007-03-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2007-05-10
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

The number of shares of common stock outstanding as of April 30, 2007 was 51,101,727.

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

I NDEX

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$31,893	$30,511
Accounts receivable, net of allowance for doubtful accounts of $375 at March 31, 2007 and $431 at December 31, 2006	8,817	12,506
Other current assets	1,939	1,938

Total current assets	42,649	44,955
Goodwill	48,074	48,074
Intangible assets, net	1,054	1,470
Property and equipment, net	2,112	1,820
Other assets	584	612

Total assets	$94,473	$96,931

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,231	$1,808
Accrued liabilities	6,152	7,522
Accrued merger-related and other costs	26	97
Deferred revenue	19,548	20,003

Total current liabilities	26,957	29,430
Deferred revenue, excluding current portion	4,334	4,728
Other long-term liabilities	74	63

Total long-term liabilities	4,408	4,791

Total liabilities	31,365	34,221
Stockholders’ equity:
Common stock	52	51
Additional paid-in capital	361,630	359,238
Treasury stock	(796)	(796)
Accumulated other comprehensive income	46	29
Accumulated deficit	(297,824)	(295,812)

Total stockholders’ equity	63,108	62,710

Total liabilities and stockholders’ equity	$94,473	$96,931

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Product revenue	$5,897	$7,425
Service revenue	9,022	7,255
Intellectual property revenue	96	375

Total revenue	15,015	15,055
Cost of revenue:
Cost of product revenue	1,756	723
Provision for excess inventory	164	—
Cost of service revenue	1,899	1,539
Amortization of intangible assets	234	510

Total cost of revenue	4,053	2,772
Gross profit	10,962	12,283
Operating expenses:
Research and development	3,896	3,420
Sales and marketing	6,617	6,453
General and administrative	2,487	3,356
Amortization of intangible assets	183	321

Total operating expenses	13,183	13,550

Operating loss	(2,221)	(1,267)
Other income, net	339	264

Net loss before income taxes	(1,882)	(1,003)
Income taxes	13	35

Net loss	$(1,895)	$(1,038)

Net loss per share—basic and diluted	$(0.04)	$(0.02)

Weighted average shares—basic and diluted	50,841	49,662

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,895)	$(1,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,110	1,698
Depreciation and amortization expenses	754	1,105
Bad debt expense (credit)	(47)	80
Loss on disposal of property and equipment	40	14
Changes in operating assets and liabilities:
Accounts receivable	3,736	(3,406)
Other current assets and other assets	27	(248)
Accounts payable, accrued liabilities, and other long-term liabilities	(2,053)	2,162
Accrued merger-related and other costs	(71)	(33)
Deferred revenue	(849)	198

Net cash provided by operating activities	752	532

Cash flows from investing activities–purchase of property and equipment	(670)	(440)

Cash flows from financing activities–proceeds from issuance of common stock	1,283	372

Effect of exchange rate on cash and cash equivalents	17	9

Net increase in cash and cash equivalents	1,382	473
Cash and cash equivalents, beginning of period	30,511	26,952

Cash and cash equivalents, end of period	$31,893	$27,425

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$2	$5

See accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(1) Organization

The condensed consolidated financial statements included herein have been prepared by Tumbleweed Communications Corp. (“Tumbleweed”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Tumbleweed’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the SEC on March 14, 2007.

The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of March 31, 2007 and December 31, 2006, respectively, the results of operations for the three months ended March 31, 2007 and 2006, respectively, and cash flows for the three months ended March 31, 2007 and 2006, respectively. The results for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2007.

The accompanying condensed consolidated financial statements include the accounts of Tumbleweed and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Stock-Based Compensation

Tumbleweed’s stock-based compensation program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. The stock-based compensation program includes awards of stock options and restricted stock.

On June 30, 2006, Tumbleweed exchanged 959,531 vested stock options held by 18 employees with exercise prices ranging from $3.86 to $118.44 for 422,472 vested stock options to those same employees at an exercise price of $2.85, which was Tumbleweed’s common stock price on the date of the exchange. Neither Tumbleweed’s officers nor members of its Board of Directors participated in this exchange program. Tumbleweed did not recognize any stock-based compensation expense as a result of the exchange since the fair values of the new awards were less than the fair values of the original awards immediately prior to the exchange.

Tumbleweed estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and Tumbleweed’s historical exercise patterns. Tumbleweed’s expected volatility is based on the daily historical volatility of Tumbleweed’s common stock, over the expected life of the option. The risk-free rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. Where the expected term of Tumbleweed’s stock-based awards does not correspond with the terms for which interest rates are quoted, Tumbleweed performs a straight-line interpolation to determine the rate from the available term maturities. Tumbleweed has not historically paid dividends, thus the expected dividends are zero. Tumbleweed issues new shares of common stock upon the exercise of stock options. The assumptions for the three months ended March 31, 2007 and March 31, 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Stock options:
Weighted average fair value of grants	$2.03	$1.80
Expected life (in years)	4.5	4.5
Volatility	78%	88%
Risk-free interest rate	4.66%	4.55%
Dividend yield	0%	0%

The cost of restricted stock awards is determined using the fair value of Tumbleweed’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. Generally, restricted stock awards are subject to the employee’s continuing service to Tumbleweed. The weighted average grant date fair value of restricted stock granted during the three months ended March 31, 2007 was $3.28.

Stock-based compensation expense is included in Tumbleweed’s condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of product revenue	$—	$2
Cost of service revenue	26	39
Research and development	303	259
Sales and marketing	220	189
General and administrative	561	1,209

Total stock-based compensation expense	$1,110	$1,698

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended March 31,
	2007	2006
Warrants and options for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	—	—
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	5,339	7,585

Total potential shares of common stock excluded from diluted net loss per share	5,339	7,585

(4) Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market mutual funds with qualified financial institutions. To reduce credit risk with accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial condition and, when necessary, records bad debt expense. No single customer comprised 10% or more of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at March 31, 2007. One customer comprised 27% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2006. One customer comprised 25% of Tumbleweed’s revenue during the three months ended March 31, 2006.

(5) Intangible Assets and Goodwill

Intangible assets consist of the fair value of core/developed technology, customer base and reseller agreements, maintenance agreements, and trademarks and trade names, all net of accumulated amortization, acquired during the acquisitions of Valicert, Inc., Tumbleweed Communications Limited (formerly Incubator, Limited), and Corvigo, Inc.

A summary of intangible assets as of March 31, 2007 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/developed technology	3 to 4	$3,250	$(2,466)	$784
Customer base and reseller agreements	3	2,300	(2,192)	108
Maintenance agreements	3 to 4	500	(380)	120
Trademarks and trade names	4	350	(308)	42

		$6,400	$(5,346)	$1,054

A summary of intangible assets as of December 31, 2006 is as follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/developed technology	3 to 4	$3,250	$(2,263)	$987
Customer base and reseller agreements	3	2,300	(2,032)	268
Maintenance agreements	3 to 4	500	(349)	151
Trademarks and trade names	4	350	(286)	64

		$6,400	$(4,930)	$1,470

The estimated amortization of intangible assets for each of the fiscal years subsequent to March 31, 2007, is as follows (in thousands):

Year Ending December 31,
2007 (remaining nine months)	822
2008	232

$1,054

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead, is tested for impairment at least annually and more frequently if certain impairment conditions exist. Tumbleweed completed its annual assessment of goodwill in the three months ended June 30, 2006 and no impairment of goodwill was determined as a result of this assessment. Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by Tumbleweed for federal income tax purposes.

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments. Comprehensive loss for the three months ending March 31, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(1,895)	$(1,038)
Other comprehensive income—translation adjustments	17	9

Comprehensive loss	$(1,878)	$(1,029)

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
North America	$13,075	$13,889
Europe, Middle East, and Africa	1,426	780
Asia Pacific	478	288
Other	36	98

Total	$15,015	$15,055

Tumbleweed’s property and equipment located in the different geographic regions as of March 31, 2007 and December 31, 2006 are as follows (in thousands):

	March 31, 2007	December 31, 2006
North America	$1,626	$1,403
Europe	482	410
Other	4	7

Total long-lived assets	$2,112	$1,820

(8) Contingencies

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering (“IPO”) through December 6, 2000. It names as defendants Valicert, its former Chief Executive Officer, and its Chief Financial Officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

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

In April 2006, the District Court held a hearing on the proposed settlement but has not yet issued a ruling on the issue. Subsequently, the Court of Appeals for the Second Circuit (the “Court of Appeals”) vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Court of Appeals for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.

Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the ruling of the Court of Appeals. Failure of the District Court to approve the settlement (or an amended or renegotiated settlement) followed by an adverse outcome could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

In June 2003, Tumbleweed was served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our IPO) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where, in March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which in May of 2006 affirmed the dismissal by the District Court. In September 2006 plaintiffs petitioned the Supreme Court of the United States for a writ of certiorari, which was denied in December 2006.

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

Tumbleweed is engaged in other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, Tumbleweed believes it has adequate legal defenses and it believes that the ultimate outcome of any of these actions will not have a material effect on its consolidated financial positions or results of operations.

(9) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”).

FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes and requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The impact of FIN 48, did not have a material effect on our consolidated financial position, results of operations, or cash flows.

As of January 1, 2007, Tumbleweed did not have any federal, state, and foreign unrecognized tax benefits. Upon adoption of FIN 48, Tumbleweed adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For the years prior to adoption of FIN 48, Tumbleweed did not have interest or penalties on unrecognized tax benefits and therefor, had no established accounting policy. As of January 1, 2007, Tumbleweed had no interest or penalties accrued on unrecognized tax benefits. Tumbleweed files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tumbleweed is subject to U.S. federal and state income tax examinations by tax Authorities for all periods since inception due to net operating losses. As of March 31, 2007, Tumbleweed did not have nor does not expect any material changes to unrecognized tax benefits within the next twelve months.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 requires that the costs associated with unrestricted sabbaticals and other similar benefit arrangements are recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-2 are effective for fiscal years beginning after December 15, 2006. The provisions of EITF 06-2 were applied by Tumbleweed through a cumulative effect adjustment to its accumulated deficit that resulted in increases of $117,000 each to its accumulated deficit and accrued liabilities balances, respectively. The changes in accumulated deficit for the three months ended March 31, 2007 were as follows:

(In thousands)
Balance as of December 31, 2006	$(295,812)
Net loss	(1,895)
Adoption effect of EITF 06-2	(117)

Balance as of March 31, 2007	$(297,824)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to this Quarterly Report on Form 10-Q and Tumbleweed’s Annual Report on Form 10-K for 2006 filed with the Securities and Exchange Commission (“SEC”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included therein. The following discussion contains forward-looking statements that reflect Tumbleweed’s plans, estimates and beliefs. Tumbleweed’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and at Part II, Item 1A, “Risk Factors” to this Quarterly Report.

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing messaging security solutions for enterprise and government customers of all sizes. We provide one of the most comprehensive solutions for inbound and outbound email, file transfer, and identity validation needs. With our products, organizations can block security threats, protect information, confidently conduct business online, and reduce their cost of doing business. We provide comprehensive solutions for inbound and outbound email protection, secure file transfer and routing, and identity validation that allow organizations to safely and confidently conduct business over the Internet. We offer these solutions in three comprehensive product suites: MailGate®, SecureTransport™, and Validation Authority™. MailGate® provides protection against spam, viruses, and attacks, and enables policy-based message filtering, encryption, and routing. SecureTransport™ enables customers to safely exchange large files and transactions without having to change their internal infrastructure. Validation Authority™ is a world-leading solution for determining the validity of digital certificates.

We are trusted by approximately 2,700 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. While our solutions apply to all industry sectors, our traditional market focus has been in the financial services, healthcare, and government markets. Security-conscious organizations use our products to block security threats, protect information assets, and enable the safe exchange of messages, files, and transactions.

Revenue the three months ended March 31, 2007 was $15.0 million as compared to $15.1 million for the same three months in 2006, and our net loss was $1.9 million as compared to $1.0 million during the same periods. The reduction in revenue and increase in net loss were both due to a single large transaction during the three months ended March 31, 2006 that accounted for 25% of our total revenue during that period, with no comparable transaction recorded during the three months ended March 31, 2007. Despite the impact of this single transaction, total revenue was nearly as high during the three months ended March 31, 2007 as compared to the same three months in 2006 due to a $1.8 million increase in service revenue. The increase in service revenue was due to an increase in our consulting revenue and an increase in our support and maintenance revenue, largely due to expansion of our customer base. Cash flow from operations increased to $752,000 during the three months ended March 31, 2007 from $532,000 for the same three months in 2006 due to an increase in cash receipts from our customers.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered, and/or for which collectibility is not considered probable. Our backlog excludes all items relating to consulting and training services. Backlog was $23.2 million and $26.0 million at March 31, 2007 and December 31, 2006, respectively. We believe that $18.4 million of the backlog at March 31, 2007 will be recognized as revenue in the next 12 months in accordance with our revenue recognition policy, with the balance to be recognized thereafter.

Outlook

We believe that our success in the remainder of 2007 will depend on our ability to build on our core competency in enterprise security and:

•	foster a culture of innovation, where every employee is customer-focused and creativity is encouraged;

•	differentiate our products on ease of use and security effectiveness;

•	expand our customer base in email and file transfer by solving a larger number of our customers’ problems in messaging security;

•	increase our brand awareness including building greater mindshare among buyers of email, file transfer, and validation technologies; and

•	expand our reseller channel by having our sales organization and channel partners work co-operatively to expand our revenue base.

We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government markets; timing of the closure of customer contracts; the integration of our new Executive Vice President of Field Operations; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in rapidly evolving markets, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section at Part II, Item 1A for additional information.

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

We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date. We account for the estimated cost of product and service warranties in accordance with Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, based on specific warranty claims received, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Costs related to warranty claims were $115,000 and $0 for the three months ended March 31, 2007 and 2006, respectively.

Stock-based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123 revised (2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of

SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). We recognize stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with our methodology prior to the adoption of SFAS 123R and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In accordance with the provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize the compensation expense for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term. We estimate the forfeiture rate based on our historical experience during the preceding term that equals the expected life of the options. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Our expected volatility is based on the daily historical volatility of our common stock, over the expected life of the option. The risk-free rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we perform a straight-line interpolation to determine the rate from the available term maturities. Determining the fair value of stock based awards at the grant date requires judgment, including estimating the expected life of stock options, the expected volatility of our stock and the amount of stock options expected to be forfeited. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates and our results of operations could be materially impacted.

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

We evaluate whether goodwill is impaired on at least on an annual basis in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) or more frequently if certain indicators are present. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during the three months ended March 31, 2007 or 2006, respectively.

Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by us for federal income tax purposes. As of March 31, 2007 we had goodwill of $48.1 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is not considered probable, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees, subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property revenue consists of patent license agreement fees. Total revenue for the three months ended March 31, 2007 was $15.0 million as compared to $15.1 million for the same three months in 2006. The decrease in total revenue was due to a $1.5 million decrease in product revenue and a $279,000 decrease in intellectual property revenue, partially offset by a $1.8 million increase in service revenue.

Product revenue decreased to $5.9 million for the three months ended March 31, 2007 from $7.4 million for the same three months in 2006. The decrease was due to a single large transaction during the three months ended March 31, 2006 that accounted for 25% of our total revenue during that period, with no comparable transaction recorded during the three months ended March 31, 2007. This was partially offset by increases in product revenue from our Mailgate and Validation Authority product lines, reflecting an expansion of our customer base.

Service revenue increased to $9.0 million for the three months ended March 31, 2007 from $7.3 million for the same three months in 2006. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $1.1 million and an increase in consulting revenue of $608,000. The increase in support and maintenance revenue was due to the increased number of customers covered by support agreements. The increase in consulting revenue was due to increased customer demand for consulting services related to our Secure Transport product line.

Intellectual property revenue decreased to $96,000 for the three months ended March 31, 2007 from $375,000 for the same three months in 2006. The decrease in intellectual property revenue was due to a decrease in patent license revenue.

Cost of revenue. Cost of revenue is comprised of product costs, provision for excess inventory, service costs, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to the acquisitions of Valicert, Inc. (“Valicert”), Incubator Limited (now named Tumbleweed Communications Limited), and Corvigo, Inc. (“Corvigo”). Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, the cost of our products sold on appliances including related shipping and warranty costs, and employee and employee-related costs, including stock-based compensation expense in accordance with our adoption of SFAS 123R during 2006. Provision for excess inventory is comprised of costs associated with excess inventory resulting from our transition to a new appliance manufacturer. Service costs are comprised primarily of employee and employee-related costs, including stock-based compensation expense, for customer support, consulting and training, and contract development projects with third parties. Total cost of revenue increased to $4.1 million, or 27% of total revenue, for the three months ended March 31, 2007 from $2.8 million, or 18% of total revenue, for the same three months in 2006. The increase in total cost of revenue was due to a $1.0 million increase in product costs, a $360,000 increase in service costs, a $164,000 increase in provision for excess inventory, partially offset by a $276,000 decrease in the amortization of intangible assets.

Cost of product revenue increased to $1.8 million, or 12% of total revenue, for the three months ended March 31, 2007 from $723,000, or 5% of total revenue, for the same three months in 2006. The increase in product costs was primarily due to an increase in appliance costs, including product warranty costs, of $818,000 due to an increase in the number of appliances shipped to our customers as customer adoption of our appliance products increased. In addition, royalty costs increased by $205,000 due to an increases in revenues from our anti-virus and appliance products, both of which utilize third-party licenses for which we pay royalties. We expect cost of product revenue to increase on a year-over-year basis during the remainder of 2007 due to an expected increase in the number of appliance products to be shipped.

Provision for excess inventory of $164,000, or 1% of total revenue, for the three months ended March 31, 2007 is the estimated loss for excess inventory associated with transitioning our hardware products to a new appliance manufacturer and from a proprietary design to a standard product offering. There was no comparable expense during the three months ended March 31, 2006.

Service costs increased to $1.9 million, or 13% of total revenue, for the three months ended March 31, 2007 from $1.5 million, or 10% of total revenue, for the same three months in 2006. The increase in service costs was primarily due to an increase in employee and employee-related costs, including stock-based compensation expense, of $287,000. The increase in employee and employee-related costs was due to an increase in average services headcount to 79 employees for the three months ended March 31, 2007 from 53 employees for the same three months in 2006 primarily due to transitioning from a partial utilization of third parties in our support function towards a full employee-based support model and due to the need for greater personnel resources to fulfill our customer service requirements due to our increased service revenues. We expect cost of service revenue to increase on a year-over-year basis during the remainder of 2007 due to an anticipated increase in employee and employee-related costs driven by increased headcount required to meet our customer requirements.

Amortization of intangible assets included in cost of revenue decreased to $234,000, or 2% of total revenue, for the three months ended March 31, 2007 from $510,000 or 3% of total revenue, for the same three months in 2006 due to completing the amortization of the intangible assets for core/developed technology and maintenance agreements acquired during the Valicert acquisition during the three months ended June 30, 2006.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended March 31, 2007 increased to $3.9 million, or 26% of total revenue, from $3.4 million, or 23% of total revenue, for the same three months in 2006. The increase in research and development expenses was primarily due to an increase in employee and employee-related costs, including stock-based compensation expense, of $369,000. The increase in employee and employee-related costs was due to salary increases that occurred after the three months ended March 31, 2006 and an increase in average research and development headcount to 157 employees for the three months ended March 31, 2007 from 151 employees for the same three months in 2006. We expect research and development expenses to increase on a year-over-year basis during the remainder of 2007 due to our continuous efforts to broaden and upgrade our products.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, travel expenses, and costs associated with marketing programs. Sales and marketing expenses increased to $6.6 million, or 44% of total revenue, for the three months ended March 31, 2007 from $6.5 million, or 43% of total revenue, for the same three months in 2006. The increase in sales and marketing expenses was primarily due to increases in travel and marketing program expenses. Travel expenses increased by $80,000 due to an increased volume of travel associated with selling out products to greater number of customers. Marketing program expenses increased due to strategic initiatives to increase awareness of our company and our products. We expect sales and marketing expenses to increase on a year-over-year basis during the remainder of 2007 due to an anticipated increase in headcount to further expand our sales presence and an anticipated increase in marketing programs.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related costs, including stock-based compensation expense, for our administrative, finance, legal, and human resources departments as well as public reporting costs, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended March 31, 2007 decreased to $2.5 million, or 17% of total revenue, from $3.4 million, or 22% of total revenue, for the same three months in 2006. The decrease in general and administrative expenses was primarily due to a decrease of $648,000 in stock-based compensation expense due to the acceleration of vesting, during the three months ended March 31, 2006, of certain stock options granted to our Chief Executive Officer with no comparable activity during the three months ended March 31, 2007. In addition, legal expenses decreased by $159,000 due to a number of legal matters that drove expenses during the three months ended March 31, 2006 with fewer such matters during the three months ended March 31, 2007.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Incubator Limited, and Corvigo acquisitions. Amortization of intangible assets included in operating decreased to $183,000, or 2% of total revenue, for the three months ended March 31, 2007 from $321,000 or 2% of total revenue, for the same three months in 2006. The decrease in the amortization of intangible assets included in operating expenses was due to completing the amortization of the customer base and reseller agreements acquired during the Valicert acquisition during the three months ended June 30, 2006.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities. Other income, net, increased to $339,000 for the three months ended March 31, 2007 from $264,000 for the same three months in 2006. The increase in other income, net was primarily due to an increase in interest income due to a larger cash balance.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of March 31, 2007, we had approximately $31.9 million in cash and cash equivalents.

Net cash provided by operating activities for the three months ended March 31, 2007 was $752,000, which was primarily the result of a $3.7 million decrease in our accounts receivable balance, partially offset by our $1.9 million net loss, a $2.1 million decrease in our accounts payable, accrued liabilities, and other long-term liabilities balances and a $849,000 decrease in our deferred revenue balance. Our accounts receivable balance decreased due to an increase in cash collections from our customers. Our accounts payable, accrued liabilities, and other long-term liabilities balances decreased due to a reduction in our accounts payable balance and payments to employees, during the three months ended March 31, 2007, for bonuses and commissions earned during the three and twelve month periods ended December 31, 2006. Our deferred revenue balance decreased due to seasonality in our business whereby the first three months of our fiscal year generally have lower sales than the last three months of our fiscal year.

The net cash provided by operating activities for the three months ended March 31, 2007 increased to $752,000 compared to net cash provided by operating activities for the three months ended March 31, 2006 of $532,000. Net cash provided by operating activities for the three months ended March 31, 2006 was $532,000, which was primarily the result of our net loss of $1.0 million and an adjustment to reconcile net loss to net cash provided by operating activities due to a non-cash charge for stock-based compensation expense of $1.7 million.

Net cash used in investing activities for the three months ended March 31, 2007 increased to $670,000 from $440,000 for the same three months in 2006. Net cash used in investing activities for both the three months ended March 31, 2007 and March 31, 2006 was comprised of purchases of property and equipment. Purchases of property and equipment for the three months ended March 31, 2007 increased as compared to the three months ended March 31, 2006 due to investments made to strengthen our information technology infrastructure as well as growing demand for computer equipment driven by an increased number of employees.

Net cash provided by financing activities for the three months ended March 31, 2007 increased to $1.3 million from $372,000 for the same three months in 2006. Net cash provided by financing activities for both the three months ended March 31, 2007 and March 31, 2006 was due to the proceeds from the issuance of common stock as a result of the exercises of stock options. 604,000 shares were exercised during the three months ended March 31, 2007 as compared to 293,000 shares exercised during the same three months in 2006.

As of March 31, 2007, our principal commitments consisted of obligations related to outstanding operating leases and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

In June 1999, we entered into an operating lease covering approximately 40,000 square feet of office space in Redwood City, California and renewed that lease in 2003. The renewed lease expires in July 2008 with current monthly rent payments of approximately $77,000.

Our capital requirements depend on numerous factors, including revenue generated from operations and market acceptance of our products and services, and the resources devoted to the development of our products and services and to sales and marketing and other operating activities. We believe that our existing capital resources should enable us to maintain our current and planned operations for at least the next twelve months. Our current cash reserves, however, may be insufficient if we experience either lower than expected revenues or extraordinary or unexpected cash expenses, or for other reasons. Funding, if pursued, may not be available on acceptable terms or at all. If adequate funds are not available, we may be required to curtail significantly or defer one or more of our operating goals or programs, or take other steps that could harm our business or future operating results. We may consider future financing alternatives, which may include the incurrence of debt, additional public or private equity offerings or an equity investment by a strategic partner; however, we have no present commitments or arrangements assuring us of any future equity or debt financing.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Future cash payments for contractual obligations and commercial commitments as of March 31, 2007, are as follows (in thousands):

	Total	Less Than 1 Year	1 – 2 Years	More Than 2 Years
Operating leases	$1,763	$1,159	$604	$—
Unconditional purchase obligations	806	545	261	—

Total	$2,569	$1,704	$865	$—

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of March 31, 2007, none of our cash equivalents were subject to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2007, our disclosure controls and procedures are effective.

(b) Changes in internal controls.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering (“IPO”) through December 6, 2000. It names as defendants Valicert, its former Chief Executive Officer, and its Chief Financial Officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

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

In April 2006, the District Court held a hearing on the proposed settlement but has not yet issued a ruling on the issue. Subsequently, the Court of Appeals for the Second Circuit (the “Court of Appeals”) vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Court of Appeals for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Court of Appeals Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.

Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the ruling of the Court of Appeals. Failure of the District Court to approve the settlement (or an amended or renegotiated settlement) followed by an adverse outcome could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our IPO) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where, in March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which in May of 2006 affirmed the dismissal by the District Court. In September 2006 plaintiffs petitioned the Supreme Court of the United States for a writ of certiorari, which was denied in December 2006.

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

We are engaged in other legal actions arising in the ordinary course of business. Although there can be no assurance as to the outcome of such litigation, we believe we have adequate legal defenses and we believe that the ultimate outcome of any of these actions will not have a material effect on our consolidated financial positions or results of operations.

ITEM 1A.	RISK FACTORS

Although we have attained positive cash flow from operations, we have a history of losses and may experience losses in the future.

Although we have attained positive cash flow from our operations, we may not be able to do so in the future, which could harm our business. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $4.9 million, $3.9 million, and $7.5 million in 2006, 2005, and 2004, respectively. As of March 31, 2007, we had incurred cumulative net losses of $297.7 million.

Our success may depend in large part upon the adoption and use of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers, both in new vertical markets and new segments, and via direct sales, channel sales partners, and strategic partners. If we do not succeed in doing so, we may not continue to generate cash from our operations. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology, and operating infrastructure. As a result, we may incur additional losses for the foreseeable future and may not continue to have positive cash flow from operations.

If we lose the services of executive officers or other key employees, our ability to develop our business and secure customer relationships will suffer.

We are substantially dependent on the continued services and performance of our executive officers and other key personnel and do not have long-term employment agreements with any of our key personnel. In this regard, during 2006 we appointed a new Chief Executive Officer, Chief Technology Officer, Chief Marketing Officer, and during the three months ended March 31, 2007 we appointed a new Executive Vice President, Worldwide Field Operations. These new appointments subject us to heightened risks as these executive officers assume their roles, work together as a team, and make changes to our business and operations. The loss of the services of any of our executive officers or other key employees, including members of our sales force, could significantly delay or prevent the achievement of our development and strategic objectives.

If we have elected an ineffective strategy, or do not execute our strategy well, our business could be harmed.

If the company strategy we have elected to pursue turns out to be ineffective, it could significantly limit our ability to compete successfully against current and future competitors.

If on the other hand we have elected to pursue an effective strategy, but we do not execute our strategy well by optimizing our methods of producing, marketing, and selling our products, it could significantly limit our ability to compete successfully against current and future competitors. In particular we must effectively and efficiently execute four key initiatives of our strategic and operating plan: channel expansion, international expansion, increased brand awareness, and the delivery of a broader product portfolio.

If we do not develop our products, marketing and distribution channels more successfully than our competitors, our business could be harmed.

Larger companies, such as Microsoft, Cisco, and Secure Computing, are concentrating an increasing amount of their substantially greater financial and other resources on the markets in which we participate, which represents a serious competitive threat to Tumbleweed.

The markets in which we compete are intensely competitive and rapidly changing, through consolidation and otherwise. Vendors in our markets use different methods of marketing and distribution in order to meet expected customer demand. For example, our competitors include multiple software-only vendors, appliance-only vendors, and service providers, as well as vendors that offer a combination of some or all of the foregoing. Moreover, our competitors’ offerings range from single-function point products and services to more sophisticated and scalable multi-functional offerings. In addition, pricing and other terms and conditions of sales contracts also vary considerably among our competition. Because it is difficult to predict demand in our rapidly changing markets, we may not be able to manage our product development, marketing, and sales efforts in an optimal way, which may disadvantage our business in comparison to competitors.

Additional competitive factors in our industry include customer-driven requirements such as high quality, additional functionality, improved product performance, ease of use, integration capacity, platform coverage, and the quality of each vendor’s global technical support. Some of our competitors, particularly Microsoft, Cisco, and Secure Computing, have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute.

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

In particular, our success depends on our ability to grow and develop our indirect distribution channels, both in the United States and internationally, and the inability to do so could adversely affect future operating results. Our failure to increase revenue through our indirect distribution channels could have a material adverse effect on our business, operating results, and financial condition. We must continue to increase the number of strategic and other third-party relationships with vendors of Internet-related systems and application software, resellers and systems integrators. Our existing or future channel partners may choose to devote greater resources to marketing and supporting the products of other companies, which could have a negative impact on our company. In addition, our success depends in part on our ability to sell our appliance-based products through both direct and indirect distribution channels. In comparison to several of our leading competitors, we have less experience in managing the product development, marketing, and sales of appliance-based products. Historically most of our revenue has been derived from software-based products, not appliance-based products, and our business could be harmed if we do not successfully execute our plans with respect to our appliance-based products.

We must continue to expand our operations, which strains our resources, but either the failure to expand or the failure to manage our expansion properly could cause our business to suffer.

We must expand our operations in order to compete effectively in new markets and new segments of the markets we seek to address. Our management may not be able to hire, train, retain, motivate and manage required personnel. In particular we need to maintain a sufficient number of properly trained sales personnel and sales partners, as well as product development personnel, to execute our company strategy, and accordingly we must recruit, train, motivate and manage an increased number of suitably talented personnel for such roles. As we expand our operations, it may be difficult for us to keep expense growth in line with revenue growth. In this regard we face notable recruiting and retention risks in Sofia, Bulgaria, where we foresee increased competition for talented personnel as well as escalating costs.

Our headcount increased from 362 as of December 31, 2006 to 378 as of March 31, 2007, and we plan further increases. This expansion has placed, and further expansion is expected to continue to place, a strain on our managerial and operational resources. To manage our growth, we will need to continue to improve our operational, human resources, and training capabilities, as well as the systems, procedures and controls used to manage such capabilities. Any failure to properly manage these functional areas, as well as the corresponding systems, procedures and controls associated with them, could impair our ability to execute our strategy, and could cause us to incur higher operating costs and delays in the execution of our strategic and operating plan. If we cannot manage growth effectively, our business and operating results could suffer.

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. No single customer comprised 10% or more of our revenue or its accounts receivable balance, net of allowance for doubtful accounts, at March 31, 2007. For the three months ended March 31, 2006, one customer comprised approximately 25% of our revenue. For the three months ended March 31, 2007 and 2006, five customers comprised approximately 12% and 37% of our revenue, respectively.

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

Products and services provided to our international customers accounted for 13% and 7% of our revenues for the three months ended March 31, 2007 and for the three months ended March 31, 2006, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of the common stock of Valicert, alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering (“IPO”) through December 6, 2000. It names as defendants Valicert, its former Chief Executive Officer, and its Chief Financial Officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

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

In April 2006, the District Court held a hearing on the proposed settlement but has not yet issued a ruling on the issue. Subsequently, the Court of Appeals for the Second Circuit (the “Court of Appeals”) vacated the class certification of plaintiffs’ claims against the underwriters in six cases designated as focus or test cases. Miles v. Merrill Lynch & Co. (In re Initial Public Offering Securities Litigation, 471 F.3d 24 (2d Cir. 2006). Thereafter, the District Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Court of Appeals for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Court of Appeals denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court.

Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the ruling of the Court of Appeals. Failure of the District Court to approve the settlement (or an amended or renegotiated settlement) followed by an adverse outcome could harm our business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated financial statements do not include a reserve for any potential loss, as we do not consider a loss to be probable at this time.

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

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between Nicholas W. Hulse and Tumbleweed, dated March 5, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed March 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: May 10, 2007	By:	/S/ JAMES P. SCULLION
James P. Scullion Chairman and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2007	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Employment agreement between Nicholas W. Hulse and Tumbleweed, dated March 5, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999.
(2)	Incorporated by reference to our Current Report on Form 8-K, filed March 6, 2007.