Form 10-Q
period 2007-06-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2007-08-07
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

The number of shares of common stock outstanding as of July 31, 2007 was 51,126,446.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

TRADEMARKS

The following are registered trademarks of Tumbleweed Communications Corp. or its subsidiaries in the United States and/or other countries: Tumbleweed®, Tumbleweed Communications®, the Arrows logo, MailGate®, Secure Envelope®, Secure Inbox®, Tumbleweed Email Firewall®, Tumbleweed IME Integrated Messaging Exchange®, Messaging Management System (MMS)®, Valicert®, and Corvigo®. The following are other trademarks and service marks of Tumbleweed Communications Corp. or its subsidiaries in the United States and/or other countries: MailGate Appliance™, Secure Messenger™, Tumbleweed Secure Messenger™, Desktop Messenger™, Tumbleweed Desktop Messenger™, Dark Traffic™, Dynamic Anti-Spam Service (DAS)™, Edge Defense™, Tumbleweed Edge Defense™, Intelligent Edge Defense™, SecureTransport™, Tumbleweed SecureTransport™, Validation Authority™, Tumbleweed Validation Authority™, Server Validator™, Desktop Validator™, Tumbleweed FTP Analyzer™, WorldSecure™, and WorldSecure/Mail™. All other trademarks and service marks are the property of their respective owners.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$30,003	$30,511
Accounts receivable, net of allowance for doubtful accounts of $375 at June 30, 2007 and $431 at December 31, 2006	10,461	12,506
Other current assets	2,215	1,938

Total current assets	42,679	44,955
Goodwill	48,074	48,074
Intangible assets, net	776	1,470
Property and equipment, net	2,116	1,820
Other assets	352	612

Total assets	$93,997	$96,931

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,276	$1,808
Accrued liabilities	6,227	7,522
Accrued merger-related and other costs	—	97
Deferred revenue	20,517	20,003

Total current liabilities	28,020	29,430

Deferred revenue, excluding current portion	4,311	4,728
Other long-term liabilities	42	63

Total long-term liabilities	4,353	4,791

Total liabilities	32,373	34,221

Stockholders’ equity:
Common stock	52	51
Additional paid-in capital	362,862	359,238
Treasury stock	(796)	(796)
Accumulated other comprehensive income	40	29
Accumulated deficit	(300,534)	(295,812)

Total stockholders’ equity	61,624	62,710

Total liabilities and stockholders’ equity	$93,997	$96,931

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$5,121	$5,254	$11,018	$12,679
Service revenue	7,973	7,343	16,995	14,598
Intellectual property	1,036	2,549	1,132	2,924

Total revenue	14,130	15,146	29,145	30,201

Cost of revenue:
Cost of product revenue	1,307	970	3,063	1,693
Provision for excess inventory	—	—	164	—
Cost of service revenue	1,929	1,606	3,828	3,145
Amortization of intangible assets	234	489	468	999

Total cost of revenue	3,470	3,065	7,523	5,837

Gross profit	10,660	12,081	21,622	24,364

Operating expenses:
Research and development	3,859	3,800	7,755	7,220
Sales and marketing	7,311	6,596	13,928	13,049
General and administrative	2,516	2,593	5,003	5,949
Amortization of intangible assets	44	312	227	633

Total operating expenses	13,730	13,301	26,913	26,851

Operating loss	(3,070)	(1,220)	(5,291)	(2,487)
Other income, net	381	301	720	565

Net loss before income taxes	(2,689)	(919)	(4,571)	(1,922)
Income taxes	21	31	34	66

Net loss	$(2,710)	$(950)	$(4,605)	$(1,988)

Net loss per share—basic and diluted	$(0.05)	$(0.02)	$(0.09)	$(0.04)

Weighted average shares—basic and diluted	51,052	49,937	50,947	49,803

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(4,605)	$(1,988)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,300	2,657
Depreciation and amortization expenses	1,391	2,183
Bad debt expense (credit)	(47)	80
Loss on disposal of property and equipment	40	24
Changes in operating assets and liabilities:
Accounts receivable	2,092	(71)
Other current assets and other assets	(17)	(341)
Accounts payable, accrued liabilities, and other long-term liabilities	(1,965)	(435)
Accrued merger-related and other costs	(97)	(52)
Deferred revenue	97	(301)

Net cash provided by (used in) operating activities	(811)	1,756

Cash flows used in investing activities–purchase of property and equipment	(1,033)	(677)

Cash flows provided by financing activities–proceeds from issuance of common stock	1,325	773

Effect of exchange rate on cash and cash equivalents	11	7

Net increase (decrease) in cash and cash equivalents	(508)	1,859
Cash and cash equivalents, beginning of period	30,511	26,952

Cash and cash equivalents, end of period	$30,003	$28,811

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$58	$7

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of June 30, 2007 and December 31, 2006, respectively, the results of operations for the three and six months ended June 30, 2007 and 2006, respectively, and cash flows for the six months ended June 30, 2007 and 2006, respectively. Such adjustments are of a normal recurring nature, unless otherwise indicated. The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2007.

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

Tumbleweed estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and Tumbleweed’s historical exercise patterns. Tumbleweed’s expected volatility is based on the daily historical volatility of Tumbleweed’s common stock, over the expected life of the option. The risk-free rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. When the expected term of Tumbleweed’s stock-based awards does not correspond with the terms for which interest rates are quoted, Tumbleweed performs a straight-line interpolation to determine the rate from the available term maturities. Tumbleweed has not historically paid dividends, thus the expected dividend yield is zero. Tumbleweed issues new shares of common stock upon the exercise of stock options. The assumptions for the three and six months ended June 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options:
Weighted average fair value of grants	$1.95	$1.95	$1.85	$1.85
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Volatility	73%	85%	73%	85%
Risk-free interest rate	4.76%	4.99%	4.71%	4.77%
Dividend yield	0%	0%	0%	0%

The cost of restricted stock awards is determined using the fair value of Tumbleweed’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. Generally, restricted stock awards are subject to the employee’s continuing service to Tumbleweed. The weighted average grant date fair value of restricted stock granted during the six months ended June 30, 2007 was $3.28.

Stock-based compensation expense is included in Tumbleweed’s condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of product revenue	$—	$2	$—	$4
Cost of service revenue	39	34	65	73
Research and development	257	268	560	527
Sales and marketing	319	167	539	356
General and administrative	575	488	1,136	1,697

Total stock-based compensation expense	$1,190	$959	$2,300	$2,657

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Warrants and options excluded from diluted net loss per share due to the exercise price exceeding the average fair market value of common stock during the period	9,003	8,002	6,851	7,853

(4) Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market mutual funds with qualified financial institutions. To analyze accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial condition and, when necessary, records bad debt expense. No single customer comprised 10% or more of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at June 30, 2007. One customer comprised 27% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2006. For the three and six months ended June 30, 2007 no single customer comprised 10% or more of Tumbleweed’s revenue, respectively. For the three months ended June 30, 2006, one customer comprised 16%, and another customer comprised 13%, of Tumbleweed’s revenue. For the six months ended June 30, 2006 one customer comprised 13% of Tumbleweed’s revenue.

(5) Intangible Assets and Goodwill

Intangible assets consist of the fair value of core/developed technology, customer base and reseller agreements, maintenance agreements, and trademarks and trade names, all net of accumulated amortization, acquired during the acquisitions of Valicert, Inc. (“Valicert”), Tumbleweed Communications Limited (formerly Incubator Limited), and Corvigo, Inc.

A summary of intangible assets as of June 30, 2007 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/developed technology	3 to 4	$3,250	$(2,669)	$581
Customer base and reseller agreements	3	2,300	(2,220)	80
Maintenance agreements	3 to 4	500	(412)	88
Trademarks and trade names	4	150	(123)	27

		$6,200	$(5,424)	$776

A summary of intangible assets as of December 31, 2006 is as follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/developed technology	3 to 4	$3,250	$(2,263)	$987
Customer base and reseller agreements	3	2,300	(2,032)	268
Maintenance agreements	3 to 4	500	(349)	151
Trademarks and trade names	4	350	(286)	64

		$6,400	$(4,930)	$1,470

The estimated amortization of intangible assets for each of the fiscal years subsequent to June 30, 2007, is as follows (in thousands):

Year Ending December 31,
2007 (remaining six months)	544
2008	232

$776

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead, is tested for impairment at least annually and more frequently if certain impairment conditions exist. Tumbleweed completed its annual assessment of goodwill in the three months ended June 30, 2007 and no impairment of goodwill was determined as a result of this assessment. Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by Tumbleweed for federal income tax purposes.

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments. Comprehensive loss for the three months ending June 30, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(2,710)	$(950)	$(4,605)	$(1,988)
Other comprehensive income (loss)—translation adjustments	(6)	(2)	11	7

Comprehensive loss	$(2,716)	$(952)	$(4,594)	$(1,981)

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
North America	$12,555	$14,226	$25,631	$28,115
Europe, Middle East, and Africa	1,048	706	2,474	1,486
Asia Pacific	474	182	951	470
Other	53	32	89	130

Total	$14,130	$15,146	$29,145	$30,201

Tumbleweed’s property and equipment located in the different geographic regions as of June 30, 2007 and December 31, 2006 are as follows (in thousands):

	June 30, 2007	December 31, 2006
North America	$1,634	$1,403
Europe	477	410
Other	5	7

Total long-lived assets	$2,116	$1,820

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

Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the ruling of the Court of Appeals. Failure of the District Court to approve the settlement (or an amended or renegotiated settlement) followed by an adverse outcome could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time.

In June 2003, Tumbleweed was served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired Tumbleweed’s common stock of (other than purchasers of Tumbleweed’s IPO) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where, in March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which in May of 2006 affirmed the dismissal by the District Court. In September 2006 plaintiffs petitioned the Supreme Court of the United States for a writ of certiorari, which was denied in December 2006.

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

(9) Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes and requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. Tumbleweed adopted FIN 48 on January 1, 2007. The impact of FIN 48 did not have a material effect on Tumbleweed’s consolidated financial position, results of operations, or cash flows.

As of January 1, 2007, Tumbleweed did not have any federal, state, and foreign unrecognized tax benefits. Upon adoption of FIN 48, Tumbleweed adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For the years prior to adoption of FIN 48, Tumbleweed did not have interest or penalties on unrecognized tax benefits and therefore, had no established accounting policy. As of January 1, 2007, Tumbleweed had no interest or penalties accrued on unrecognized tax benefits. Tumbleweed files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tumbleweed is subject to U.S. federal and state income tax examinations by tax Authorities for all periods since inception due to net operating losses. As of June 30, 2007, Tumbleweed did not have and does not expect any material changes to unrecognized tax benefits within the next twelve months.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-2”). EITF 06-2 requires that the costs associated with unrestricted sabbaticals and other similar benefit arrangements are recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-2 are effective for fiscal years beginning after December 15, 2006. The provisions of EITF 06-2 were applied by Tumbleweed through a cumulative effect adjustment to its accumulated deficit that resulted in increases of $117,000 each to its accumulated deficit and accrued liabilities balances, respectively. The changes in accumulated deficit for the six months ended June 30, 2007 were as follows:

(In thousands)
Balance as of December 31, 2006	$(295,812)
Net loss	(4,605)
Adoption effect of EITF 06-2	(117)

Balance as of June 30, 2007	$(300,534)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing messaging security solutions for enterprise and government customers of all sizes. With our products, organizations can block security threats, protect information, confidently conduct business online, and reduce their cost of doing business. We provide one of the most comprehensive solutions for inbound and outbound email protection, secure file transfer and routing, and identity validation that allow organizations to safely and confidently conduct business over the Internet. We offer these solutions in three comprehensive product suites: MailGate®, SecureTransport™, and Validation Authority™. MailGate® provides protection against spam, viruses, and attacks, and enables policy-based message filtering, encryption, and routing. SecureTransport™ enables customers to safely exchange large files and transactions without having to change their internal infrastructure. Validation Authority™ is a leading solution for determining the validity of digital certificates.

We are trusted by approximately 2,900 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. While our solutions apply to many industry sectors, our traditional market focus has been in the financial services, healthcare, and government markets. Security-conscious organizations use our products to block security threats, protect information assets, and enable the safe exchange of messages, files, and transactions.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered, and/or for which collectibility is not considered probable. Our backlog excludes all items relating to consulting and training services. Backlog was $23.0 million at June 30, 2007. We believe that $18.5 million of the backlog at June 30, 2007 will be recognized as revenue in the next 12 months in accordance with our revenue recognition policy, with the balance to be recognized thereafter.

Outlook

We believe that our success in the remainder of 2007 will depend on our ability to build on our core competency in enterprise messaging security and:

•	expand our reseller channel by having our sales organization and channel partners work cooperatively to expand our revenue base;

•	expand the pipeline of sales opportunities and then close those opportunities in a timely manner;

•	expand our customer base in email and file transfer by solving a larger number of our customers’ problems in messaging security;

•	differentiate our products on ease of use and security effectiveness; and

•	increase our brand awareness including building greater mindshare among buyers of email, file transfer, and validation technologies.

We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors in the financial services, health care, and government markets; timing of the closure of customer contracts; the integration of our new members of our sales management; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in rapidly evolving markets. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section at Part II, Item 1A for additional information.

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

Revenue Recognition

We derive our revenue from three sources: (i) product revenue, which includes license fees and appliance fees (for products that are either sold as a standalone software solution or pre-loaded on an appliance platform), subscription-based license fees, and transaction-based license fees; (ii) service revenue, which consists of support and maintenance fees, consulting fees, and training fees; and (iii) intellectual property revenue which includes patent license agreement fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management.

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

•

Delivery has occurred. We deliver software to our customers physically or electronically. For physical deliveries, our transfer terms are typically free on board, or FOB, shipping point. For electronic deliveries, delivery occurs when we provide the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•

The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require the arrangement fee to be due within a maximum of 90 days. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery pursuant to the terms of the arrangement (assuming all other revenue recognition criteria are met). If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable.

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

We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date pursuant to the terms of the arrangement. We account for the estimated cost of product and service warranties in accordance with Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Costs related to warranty claims for the three months ended June 30, 2007 and 2006 were $6,000 and $25,000, respectively. Costs related to warranty claims for the six months ended June 30, 2007 and 2006 were $121,000 and $25,000, respectively.

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

We evaluate whether goodwill is impaired on at least an annual basis in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) or more frequently if certain indicators are present. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during the three months ended June 30, 2007 and 2006, respectively.

Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by us for federal income tax purposes. As of June 30, 2007 we had goodwill of $48.1 million.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006

Revenue for the three and six months ended June 30, 2007 was $14.1 million and $29.1 million, respectively, as compared to $15.2 million and $30.2 million, respectively, for the same three and six months in 2006. Net loss for the three and six months ended June 30, 2007 was $2.7 million and $4.6 million, respectively, as compared to $950,000 and $2.0 million, respectively, for the same three and six months in 2006.

Net loss for both the three and six month periods increased primarily due to decreases in revenue and increases in cost of revenue. The decrease in total revenue for the three month period was primarily due to a decrease in intellectual property revenue. The decrease in total revenue for the six month period was due to decreases in intellectual property revenue and in product revenue, partially offset by an increase in service revenue.

Total cost of revenue increased to $3.5 million for the three months ended June 30, 2007 from $3.1 million for the same three months in 2006 due to increases in product costs and in service costs, partially offset by a decrease in the amortization of intangible assets. Total cost of revenue increased to $7.5 million for the six months ended June 30, 2007 from $5.8 million for the same six months in 2006 due to increases in product costs, in service costs, and in provision for excess inventory, partially offset by a decrease in the amortization of intangible assets. The increases in product costs were primarily due to increases in costs associated with appliances due to increases in the number of appliances shipped to our customers as customer adoption of our appliance products increased, and due to an increase in sales of our products that require us to make associated royalty payments to third parties. The increases in service costs for the three and six month periods ended June 30, 2007 were primarily due to increases in employee and employee-related costs. The decreases in the amortization of intangible assets were due to the amortization in full during the three months ended June 30, 2006 of the intangible assets for core/developed technology and maintenance agreements acquired during the acquisition of Valicert.

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is not considered probable, and/or for which the product or service has not yet been delivered. Product revenue consists of license fees and appliance fees (for products that are either sold as a standalone software solution or are pre-loaded on an appliance platform), subscription-based license fees, and transaction-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property revenue consists of patent license agreement fees. Total revenue for the three months ended June 30, 2007 was $14.1 million as compared to $15.1 million for the same three months in 2006. The decrease in total revenue was primarily due to a $1.5 million decrease in intellectual property revenue and a $133,000 decrease in product revenue, partially offset by a $630,000 increase in service revenue. Total revenue for the six months ended June 30, 2007 decreased to $29.1 million from $30.2 million for the same six months in 2006. The decrease in total revenue was due to a $1.8 million decrease in intellectual property revenue and a $1.7 million decrease in product revenue, partially offset by a $2.4 million increase in service revenue.

Product revenue decreased to $5.1 million for the three months ended June 30, 2007 from $5.3 million for the same three months in 2006. Product revenue decreased to $11.0 million for the six months ended June 30, 2007 from $12.7 million for the same six months in 2006. The decreases in product revenue were due to two large transactions during the six months ended June 30, 2006 that accounted for 20% of our total revenue during that period, with no comparable transactions recorded during the six months ended June 30, 2007. This was partially offset by increases in the volume of our license transactions, reflecting an expansion of our customer base. Service revenue increased to $8.0 million for the three months ended June 30, 2007 from $7.3 million for the same three months in 2006. Service revenue increased to $17.0 million for the six months ended June 30, 2007 from $14.6 million for the same six months in 2006. The increases in service revenue were primarily due to increases in support and maintenance revenue of $616,000 and $1.7 million for the three and six months ended June 30, 2007, respectively. The increase in service revenue for the six months ended June 30, 2007 was also due to an increase in consulting revenue of $484,000. The increases in support and maintenance revenue were due to the increased number of customers covered by support agreements. The increase in consulting revenue was due to increased customer demand for consulting services related to our Secure Transport product line.

Intellectual property revenue decreased to $1.0 million for the three months ended June 30, 2007 from $2.5 million for the same three months in 2006. Intellectual property revenue decreased to $1.1 million for the six months ended June 30, 2007 from $2.9 million for the same six months in 2006. The decreases in intellectual property revenue were due to a large patent license agreement during the three months ended June 30, 2006, with no comparable transactions in 2007.

Cost of revenue. Cost of revenue is comprised of product costs, service costs, provision for excess inventory, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to the acquisitions of Valicert, Inc. (“Valicert”), Incubator Limited (now named Tumbleweed Communications Limited), and Corvigo, Inc. (“Corvigo”). Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, the cost of our products sold on appliances including related shipping and warranty costs, and employee and employee-related costs, including stock-based compensation expense. Service costs are comprised primarily of employee and employee-related costs, including stock-based compensation expense, for customer support, consulting and training, and contract development projects with third parties. Provision for excess inventory is comprised of costs associated with excess inventory resulting from our transition to a new appliance manufacturer. Total cost of revenue increased to $3.5 million, or 25% of total revenue, for the three months ended June 30, 2007 from $3.1 million, or 20% of total revenue, for the same three months in 2006. The increase in total cost of revenue was due to a $337,000 increase in product costs and a $323,000 increase in service costs, partially offset by a $255,000 decrease in the amortization of intangible assets. Total cost of revenue increased to $7.5 million, or 26% of total revenue, for the six months ended June 30, 2007 from $5.8 million, or 19% of total revenue, for the same six months in 2006. The increase in total cost of revenue was due to a $1.4 million increase in product costs, a $683,000 increase in service costs, a $164,000 increase in provision for excess inventory, partially offset by a $531,000 decrease in the amortization of intangible assets.

Cost of product revenue increased to $1.3 million, or 9% of total revenue, for the three months ended June 30, 2007 from $970,000, or 6% of total revenue, for the same three months in 2006. Cost of product revenue increased to $3.1 million, or 11% of total revenue, for the six months ended June 30, 2007 from $1.7 million, or 6% of total revenue, for the same six months in 2006. The increases in product costs were primarily due to increases of $262,000 and $1.2 million for the three and six months ended June 30, 2007, respectively, in appliance costs due to increases in the number of appliances shipped to our customers as customer adoption of our appliance products increased. In addition, royalty costs increased by $203,000 and $407,000 for three and six months ended June 30, 2007, respectively, due to increases in revenues from our anti-virus and appliance products, both of which require third-party licenses for which we pay royalties. We expect cost of product revenue to increase on a year-over-year basis during the remainder of 2007 due to an expected increase in the number of appliance products to be shipped.

Provision for excess inventory of $164,000, or 1% of total revenue, for the six months ended June 30, 2007 is the estimated loss for excess inventory associated with transitioning our hardware products to a new appliance manufacturer and from a proprietary design to a standard product offering. This $164,000 expense was recognized during the three months ended March 31, 2007. There was no comparable expense during the three months ended June 30, 2007 or during the three and six months ended June 30, 2006.

Service costs increased to $1.9 million, or 14% of total revenue, for the three months ended June 30, 2007 from $1.6 million, or 11% of total revenue, for the same three months in 2006. Service costs increased to $3.8 million, or 13% of total revenue, for the six months ended June 30, 2007 from $3.1 million, or 10% of total revenue, for the same six months in 2006. The increases in service costs for the three and six month periods ended June 30, 2007 were due to increases in employee and employee-related costs and increases in travel expenses. Employee and employee-related costs increased by $288,000 and $588,000, respectively, for the three and six months ended June 30, 2007 due to increases in average services headcount. Average services headcount increased to 80 and 79, respectively, for the three and six months ended June 30, 2007, from 56 and 54, respectively, for the same three and six months in 2006 primarily due to transitioning from a partial utilization of third parties in our support function towards a full employee-based support model and due to the need for greater personnel resources to fulfill our customer service requirements due to our increased service revenues. Travel expenses increased by $55,000 and $127,000, respectively, for the three and six months ended June 30, 2007. Travel expenses increased due to increased travel related to customer projects. We expect cost of service revenue to increase on a year-over-year basis during the remainder of 2007 due to an anticipated increase in employee and employee-related costs driven by increased headcount necessary to meet our customer requirements.

Amortization of intangible assets included in cost of revenue decreased to $234,000, or 2% of total revenue, for the three months ended June 30, 2007 from $489,000, or 3% of total revenue, for the same three months in 2006. Amortization of intangible assets included in cost of revenue decreased to $468,000, or 2% of total revenue, for the six months ended June 30, 2007 from $999,000, or 3% of total revenue, for the same six months in 2006. The decreases in the amortization of intangible assets were due to the amortization in full during the three months ended June 30, 2006 of the intangible assets for core/developed technology and maintenance agreements acquired during the acquisition of Valicert.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended June 30, 2007 increased slightly to $3.9 million, or 27% of total revenue, from $3.8 million, or 25% of total revenue, for the same three months in 2006. The increase in research and development expenses was primarily due to an $81,000 increase in consulting costs as a result of greater utilization of third-parties to assist in our research and development processes. Research and development expenses for the six months ended June 30, 2007 increased to $7.8 million, or 27% of total revenue, from $7.2 million, or 24% of total revenue, for the same six months in 2006. The increase in research and development expenses was primarily due to an increase in employee and employee-related costs and in consulting costs. Employee and employee-related costs increased by $343,000 primarily due to salary increases and growth in average engineering headcount. Average engineering headcount increased to 158 for the six months ended June 30, 2007 from 153 for the same six months in 2006. The increase in average engineering headcount was primarily driven by our efforts to broaden and upgrade our products. Consulting costs increased by $240,000 due to a greater utilization of third-parties to assist in our research and development processes. We expect research and development expenses to increase on a year-over-year basis during the remainder of 2007 due to our continuous efforts to broaden and upgrade our products.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, travel expenses, and costs associated with marketing programs. Sales and marketing expenses increased to $7.3 million, or 52% of total revenue, for the three months ended June 30, 2007 from $6.6 million, or 44% of total revenue, for the same three months in 2006. Sales and marketing expenses for the six months ended June 30, 2007 increased to $13.9 million, or 48% of total revenue, from $13.0 million, or 43% of total revenue, for the same six months in 2006.

The increases in sales and marketing expenses were primarily due to increases in employee and employee-related costs. Employee and employee-related costs increased by $511,000 and $757,000 for three and six months ended June 30, 2007, respectively, primarily due to salary increases, growth in average sales and marketing headcount, and increases in stock-based compensation expense. Average sales and marketing headcount increased to 97 and 100, respectively, for the three and six months ended June 30, 2007, from 87 and 86, respectively, for the same three and six months in 2006. Stock-based compensation expense increased by $152,000 and $183,000, respectively, for the three and six months ended June 30, 2007. The increases in average sales and marketing headcount were primarily due to our efforts to expand the capabilities of our sales force. Stock-based compensation expense increased due to a greater number of stock options vesting over the three and six month periods ended June 30, 2007 as compared to the same periods in 2006. We expect sales and marketing expenses to increase on a year-over-year basis during the remainder of 2007 due to an anticipated increase in headcount relative to 2006 and an anticipated increase in marketing programs, which are designed to increase awareness of, and interest in, our products.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related costs, including stock-based compensation expense, for our administrative, finance, legal, and human resources departments as well as public reporting costs, and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended June 30, 2007 decreased to $2.5 million, or 18% of total revenue, from $2.6 million, or 17% of total revenue, for the same three months in 2006. The decrease in general and administrative expenses was primarily due to a $271,000 decrease in incentive compensation expense, partially offset by an $87,000 increase in stock-based compensation expense. Incentive compensation expense decreased due to a decrease in intellectual property revenue for the three month period ended June 30, 2007 as compared to the same period in 2006. Stock-based compensation expense increased due to a greater number of stock options vesting over the three month period ended June 30, 2007 as compared to the same period in 2006. General and administrative expenses for the six months ended June 30, 2007 decreased to $5.0 million, or 17% of total revenue, from $5.9 million, or 20% of total revenue, for the same six months in 2006. The decrease in general and administrative expenses was primarily due to a decrease of $561,000 in stock-based compensation expense due to the acceleration of vesting, during the three months ended March 31, 2006, of certain stock options granted to our Chief Executive Officer with no comparable activity during 2007. In addition, intellectual property incentive compensation expense decreased by $294,000 as a result of decreased intellectual property revenue.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and trade names recorded as a result of the Valicert, Incubator Limited, and Corvigo acquisitions. Amortization of intangible assets included in operating expenses decreased to $44,000, or approximately 0% of total revenue, for the three months ended June 30, 2007 from $312,000, or 2% of total revenue, for the same three months in 2006. Amortization of intangible assets included in operating expenses for the six months ended June 30, 2007 decreased to $227,000, or 1% of total revenue, from $633,000, or 2% of total revenue, for the same six months in 2006. The decreases in the amortization of intangible assets included in operating expenses were due to completing the amortization of the customer base and reseller agreements acquired during the Valicert acquisition during the three months ended June 30, 2006.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities. Other income, net, increased to $381,000 for the three months ended June 30, 2007 from $301,000 for the same three months in 2006. Other income, net for the six months ended June 30, 2007 increased to $720,000 from $565,000 for the same six months in 2006. The increases in other income, net were primarily due to increases in interest income driven by an increase in interest rates and a larger average cash balance.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of June 30, 2007, we had approximately $30.0 million in cash and cash equivalents.

Net cash used in operating activities for the six months ended June 30, 2007 was $811,000, which was primarily the result of our net loss of $4.6 million and a decrease in our accounts payable, accrued liabilities, and other liabilities of $2.0 million, the impact of which was partially offset by a decrease in our accounts receivable balance of $2.1 million and by our non-cash charges of $2.3 million for stock-based compensation expense and $1.4 million for depreciation and amortization expenses. Our accounts receivable balance decreased due to an increase in cash collections from our customers. Our accounts payable, accrued liabilities, and other long-term liabilities balances decreased due to an increase in payments to our vendors as well as payments to employees, during the six months ended June 30, 2007, for bonuses and commissions earned during 2006.

Net cash used in operating activities for the six months ended June 30, 2007 was $811,000 compared to net cash provided by operating activities for the six months ended June 30, 2006 of $1.8 million. This was primarily the result of a $2.6 million increase in our net loss for the six months ended June 30, 2007 compared to the same six months in 2006.

Net cash used in investing activities for the six months ended June 30, 2007 increased to $1.0 million from $677,000 for the same six months in 2006. Net cash used in investing activities for both the six months ended June 30, 2007 and June 30, 2006 was comprised of purchases of property and equipment. Purchases of property and equipment for the six months ended June 30, 2007 increased as compared to the six months ended June 30, 2006 due to investments made to strengthen our information technology infrastructure as well as additional computer equipment driven by an increase in number of employees.

Net cash provided by financing activities for the six months ended June 30, 2007 increased to $1.3 million from $773,000 for the same six months in 2006. Net cash provided by financing activities for both the six months ended June 30, 2007 and June 30, 2006 was due to the proceeds from the issuance of common stock as a result of the exercises of stock options. The increase in net cash provided by financing activities was due to an increase in the number of stock option exercises.

As of June 30, 2007, our principal commitments consisted of obligations related to outstanding operating leases and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Future cash payments for contractual obligations and commercial commitments as of June 30, 2007, are as follows (in thousands):

	Less Than 1 Year	1 – 2 Years	More Than 2 Years	Total
Operating leases	$761	$614	$—	$1,375
Unconditional purchase obligations	247	244	—	491

Total	$1,008	$858	$—	$1,866

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of June 30, 2007, none of our cash equivalents were subject to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2007, our disclosure controls and procedures are effective.

(b) Changes in internal controls.

No changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

In June 2003, we were served with a summons and first amended complaint, captioned Liu v. Credit Suisse First Boston, et alia, alleging the violation of federal and state securities laws, purportedly on behalf of persons who acquired our common stock of (other than purchasers of our IPO) from August 6, 1999 to October 18, 2000. The case was transferred to the United States District Court for the Southern District of New York, where, in March 2005, the Court dismissed the case with prejudice. In June 2005 plaintiffs filed an appeal of the dismissal with the United States Court of Appeals for the Second Circuit, which in May of 2006 affirmed the dismissal by the District Court. In September 2006, plaintiffs petitioned the Supreme Court of the United States for a writ of certiorari, which was denied in December 2006.

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

We have a history of losses and may experience losses in the future. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $4.9 million, $3.9 million, and $7.5 million in 2006, 2005, and 2004, respectively. As of June 30, 2007, we had incurred cumulative net losses of $300.4 million.

Our success may depend in large part upon the adoption and use of our products and technology, as well as our ability to effectively maintain existing relationships and develop new relationships with customers, both in new vertical markets and new segments, and via direct sales, channel sales partners, and strategic partners. In particular, we intend to expend significant financial and management resources on product development, sales and marketing, strategic relationships, technology, and operating infrastructure. As a result, we may incur additional losses for the foreseeable future and may not be able to achieve positive cash flow from operations.

Fluctuations in our quarterly operating results may not be predictable and may result in significant volatility in our stock price.

Our revenue and our operating results have fluctuated and may continue to fluctuate based on, among other things, the timing of the execution and termination of customer agreements in a given quarter. We have experienced, and expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for other reasons, including the timing of our target customers’ election to adopt and implement our products and services, the election of our customers to delay their purchase commitments or purchase in smaller amounts, and the timing of and our ability to continue to license our patents. Further, we have experienced and may continue to experience difficulty in managing the amount and timing of operating costs and capital expenditures relating to our business, operations and infrastructure as well as collecting fees owed by customers. Finally, any acquisitions or divestitures we complete as well as the announcement or introduction of new or enhanced products and services may create additional volatility in our results.

As a result of these factors, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in our operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the challenges and difficulties that we face, as outlined above with respect to financial forecasts, also apply to securities analysts that may publish estimates of our financial results. Our operating results in the past have, and in future quarters may, fail to meet our expectations or those of securities analysts or our investors due to any of a wide variety of factors, including fluctuations in financial ratios or other metrics used to measure our performance. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.

Competitive pricing, sales volume, mix and product costs could materially adversely affect our revenue and gross margins.

Our gross margins are impacted by a variety of factors, including competitive pricing, product costs (including in-licensed software), and both the volume and relative mixture of our product and service revenue streams. Increased product costs, increased pricing pressures, the relative and varying rates of increases or decreases in product costs and product prices, changes in product and services revenue mixture or decreased volume could each have a material adverse effect on our revenues, gross margins or ability to make a profit.

The costs of third-party components comprise a significant portion of our product costs. While we generally have been able to manage our component costs, we may have difficulty managing such costs if supplies of certain components become limited or component prices increase. Any such limitation could result in an increase in our component costs, and an increase in product costs relative to our product prices could have a material adverse effect on our gross margins and earnings.

We may have difficulty in executing our business operations.

Our future operating results will depend on our overall ability to manage operations, which includes, among other things:

•	retaining and hiring, as required, the appropriate number of qualified employees;

•

transitioning from our historical distribution model, which emphasized direct sales, to a distribution model that emphasizes sales through channel partners such as value added resellers and system integrators;

•	building an adequate pipeline of prospective sales;

•	accurately forecasting revenues;

•	training our sales force to sell more products and services;

•	managing inventory levels, including minimizing excess and obsolete inventory, while maintaining sufficient inventory to meet customer demands;

•	controlling expenses;

•	managing, protecting and enhancing, as appropriate, our infrastructure, including but not limited to, our information systems and internal controls; and

•	otherwise executing on our plans.

An unexpected decline in revenues without a corresponding and timely reduction in expenses or a failure to manage other aspects of our operations could have a material adverse effect on our business, results of operations or financial condition.

If we lose the services of executive officers or other key employees, or our new employees, our ability to develop our business and secure customer relationships will suffer.

We are substantially dependent on the continued services and performance of our executive officers and other key personnel and do not have long-term employment agreements with any of our key personnel. In this regard, during 2006 we appointed a new Chief Executive Officer, Chief Technology Officer, Chief Marketing Officer, and during the six months ended June 30, 2007 we appointed new members of our sales management, including our Executive Vice President, Worldwide Field Operations. These new appointments subject us to heightened risks as these executive officers assume their roles, work together as a team, and make changes to our business and operations. The loss of the services of any of our executive officers or other key employees, including members of our sales force, could significantly delay or prevent the achievement of the goals of our strategic and operating plan.

If we have elected an ineffective strategy, or do not execute our strategy well, our business could be harmed.

We have developed a strategic and operating plan with four key initiatives: expanding our reseller channel, expanding our international sales, increasing our brand awareness, and delivering a broader product portfolio. If the company strategy we have elected to pursue turns out to be ineffective, it could significantly limit our ability to compete successfully against current and future competitors.

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

Larger companies, such as Microsoft, Cisco Systems, Google, Symantec, Websense, and Secure Computing, are concentrating an increasing amount of their substantially greater financial and other resources on the markets in which we participate, which represents a serious competitive threat to Tumbleweed.

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

Competitors may develop new technologies or products in advance of us or establish business models or technologies disruptive to us. Our business may be materially adversely affected by the announcement or introduction of new products, including hardware and software products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. The material adverse effect to our business could include a decrease in demand for our products and services and an increase in the length of our sales cycle due to customers taking longer to compare products and services and to complete their purchases.

Competitive factors in our industry include customer-driven requirements such as high quality, additional functionality, improved product performance, ease of use, integration capacity, platform coverage, and the quality of each vendor’s global technical support. Some of our competitors, particularly Microsoft, Cisco Systems, Google, Symantec, Websense, and Secure Computing, have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute.

We expect that the market for messaging security products will continue to become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market continues to develop, a number of companies with greater resources than ours have increased their presence in this market and others could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners.

Our success will depend on our ability to adapt our strategy to these competing forces, to develop and successfully launch more effective products more rapidly and less expensively than our competitors, and to educate potential customers as to the benefits of licensing our products rather than developing their own products or licensing our competitors’ products. In particular our product development team is transitioning to an agile software development process, a transition that may cause delays, attrition, and near-term inefficiencies with respect to product development.

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

We may be unable to keep pace with rapid industry, technological and market changes.

The markets in which we compete are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that our existing products will be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. We spend a considerable amount of money on research and development and introduce new products from time to time. There can be no assurance that enhancements to existing products and solutions or new products and solutions will receive customer acceptance. As competition in the information technology industry increases, it may become increasingly difficult for us to maintain a technological advantage and to leverage that advantage toward increased revenues and profits.

Risks associated with the development and introduction of new products include delays in development and changes in information security and operating system technologies that could require us to modify existing products.

Risks inherent in the transition to new products include:

•	the difficulty in forecasting customer preferences or demand accurately;

•	the inability to expand production capacity to meet demand for new products;

•	the impact of customers’ demand for new products on the products being replaced, thereby causing a decline in sales of existing products and an excessive, obsolete supply of inventory; and

•	delays in initial shipments of new products.

Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire by customers to evaluate new products for extended periods of time. Our failure to introduce new or enhanced products on a timely basis, keep pace with rapid industry, technological or market changes or effectively manage the transitions to new products or new technologies could have a material adverse effect on our business, results of operations, or financial condition.

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

A limited number of customers have accounted for a high percentage of our revenue, and the failure to maintain or expand these relationships could adversely affect our future revenue.

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. No single customer comprised 10% or more of our revenue for the three and six months ended June 30, 2007 or our accounts receivable balance, net of allowance for doubtful accounts, at June 30, 2007. For the three months ended June 30, 2006, one customer comprised 16%, and another customer comprised 13% of our revenue. For the six months ended June 30, 2006, one customer comprised 13% of our revenue. For the three months ended June 30, 2007 and 2006, five customers comprised approximately 16% and 33% of our revenue, respectively. For the six months ended June 30, 2007 and 2006, five customers comprised approximately 11% and 27% of our revenue, respectively.

Our appliance products may not be adopted in the market and expose us to hardware costs and supply chain issues.

Over time, we have expanded our portfolio of products sold on appliances, which are manufactured by a third party. The inclusion of these hardware appliances in our product portfolio subjects us to additional risks, including, but not limited to:

•

increased marginal costs relative to software-only transactions which may reduce our gross profits, particularly with respect to lower priced appliances, which may represent a greater percentage of our sales than in the past;

•	the inability of the manufacturer to perform in accordance with our expectations, including our expectations regarding the hardware appliances’ compliance with any applicable regulations;

•	the inability to deliver appliance products to customers in a timely manner, harming our ability to win time-sensitive customer contracts and/or recognize revenue;

•	product shortages that could result in increased product costs;

•	price increases from suppliers that may not be able to be passed on to customers;

•	oversupply or obsolescence of inventory, which may result in the need to reduce our prices and/or write down inventory; and

•	product quality issues.

The occurrence of any of these events could adversely affect our business and operating results.

Economic conditions that result in a decrease in information technology spending could adversely affect our business.

An important factor affecting our ability to generate revenue is the impact of general economic conditions on our customers’ willingness to spend on information technology. Variability in employment, corporate profit growth, interest rates, energy prices and other factors in specific markets could impact customers’ willingness to spend on information technology in the near term. In addition, country-to-country variability in economic conditions could significantly impact our business as our reliance on international sales as a percentage of our overall revenue increases.

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

We license third party software that we incorporate into our products. These licenses may not continue to be available on commercially reasonable terms, or at all. Some of this technology would be difficult to replace. The loss of any such license could result in delays or reductions of our applications until we identify, license and integrate, or develop equivalent software. If we are required to enter into license agreements with third parties for replacement technology, we could face higher royalty payments and our products may lose certain attributes or features. In the future, we might need to license other software to enhance our products and meet evolving customer needs. If we are unable to do this, we could experience reduced demand for our products.

Our international business exposes us to additional risks that may result in future additional costs or limit the market for product sales.

Products and services provided to our international customers accounted for 11% and 7% of our revenues for the three months ended June 30, 2007 and June 30, 2006, respectively, and for 12% and 7% of our revenues for the six months ended June 30, 2007 and June 30, 2006, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

On June 12, 2007, we held our Annual Meeting of Stockholders. The stockholders voted on the following matters:

1) Election of directors: Dr. Deborah D. Rieman, Dr. Taher A. Elgamal, and James P. Scullion were nominated and elected as Class II directors for terms expiring in 2010. Votes were counted as follows:

	For	Withheld
Dr. Deborah D. Rieman	45,518,464	996,070
Dr. Taher A. Elgamal	45,529,327	985,207
James P. Scullion	46,187,609	326,925

As of June 30, 2007, our board of directors was comprised of each of our Class II Directors listed in the table above, our Class I Directors, Jeffrey C. Smith and Kenneth R. Klein, and our Class III Directors, Christopher H. Greendale, James A. Heisch, and Standish H. O’Grady.

2) Ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2007. The selection of KPMG LLP was ratified by a vote of 46,349,341 for and 117,530 votes against, with 47,661 votes abstaining.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1	Amendment to the employment agreement between Bernard J. Cassidy and Tumbleweed, dated June 15, 2007

10.2	Amendment to the transition agreement between Jeffrey C. Smith and Tumbleweed, dated August 2, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: August 7, 2007	By:	/S/ JAMES P. SCULLION
James P. Scullion
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2007	By:	/S/ TIMOTHY G. CONLEY
Timothy G. Conley
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1	Amendment to the employment agreement between Bernard J. Cassidy and Tumbleweed, dated June 15, 2007

10.2	Amendment to the transition agreement between Jeffrey C. Smith and Tumbleweed, dated August 2, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999.