Form 10-Q
period 2007-09-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2007-11-09
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

The number of shares of common stock outstanding as of October 31, 2007 was 51,123,963.

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

These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risk Factors” in Part II, Item 1A contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. These risks should be considered carefully, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to update or alter these forward-looking statements, whether as a result of new information, future events or otherwise, or any obligation to explain the reasons why actual results may differ.

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

PART I—FINANCIAL INFORMATION

ITEM 1— FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$27,046	$30,511
Accounts receivable, net of allowance for doubtful accounts of $375 at September 30, 2007 and $431 at December 31, 2006	12,196	12,506
Other current assets	2,520	1,938

Total current assets	41,762	44,955
Goodwill	48,074	48,074
Intangible assets, net	505	1,470
Property and equipment, net	2,038	1,820
Other assets	355	612

Total assets	$92,734	$96,931

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,727	$1,808
Accrued liabilities	6,280	7,522
Accrued merger-related and other costs	—	97
Deferred revenue	20,259	20,003

Total current liabilities	28,266	29,430

Deferred revenue, excluding current portion	4,463	4,728
Other long-term liabilities	32	63

Total long-term liabilities	4,495	4,791

Total liabilities	32,761	34,221

Commitments and Contingencies
Stockholders’ equity:
Common stock	52	51
Additional paid-in capital	364,259	359,238
Treasury stock	(796)	(796)
Accumulated other comprehensive income	75	29
Accumulated deficit	(303,617)	(295,812)

Total stockholders’ equity	59,973	62,710

Total liabilities and stockholders’ equity	$92,734	$96,931

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Product revenue	$5,554	$7,273	$16,572	$19,952
Service revenue	8,305	7,469	25,300	22,067
Intellectual property revenue	191	357	1,323	3,281

Total revenue	14,050	15,099	43,195	45,300

Cost of revenue:
Cost of product revenue	1,158	1,531	4,221	3,224
Provision for excess inventory	—	—	164	—
Cost of service revenue	1,890	1,704	5,719	4,849
Amortization of intangible assets	234	234	702	1,233

Total cost of revenue	3,282	3,469	10,806	9,306

Gross profit	10,768	11,630	32,389	35,994

Operating expenses:
Research and development	3,816	3,783	11,570	11,003
Sales and marketing	7,806	6,937	21,733	19,986
General and administrative	2,545	2,365	7,549	8,314
Amortization of intangible assets	39	204	266	837

Total operating expenses	14,206	13,289	41,118	40,140

Operating loss	(3,438)	(1,659)	(8,729)	(4,146)
Other income, net	322	278	1,042	843

Net loss before income taxes	(3,116)	(1,381)	(7,687)	(3,303)
Provision for (benefit from) income taxes	(33)	(7)	1	59

Net loss	$(3,083)	$(1,374)	$(7,688)	$(3,362)

Net loss per share—basic and diluted	$(0.06)	$(0.03)	$(0.15)	$(0.07)

Weighted average shares—basic and diluted	51,092	50,111	50,996	49,905

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(7,688)	$(3,362)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,617	3,765
Depreciation and amortization expenses	2,075	2,877
Bad debt expense (credit)	(47)	55
Loss on disposal of property and equipment	40	27
Changes in operating assets and liabilities:
Accounts receivable	357	(944)
Other current assets and other assets	(325)	(533)
Accounts payable, accrued liabilities, and other long-term liabilities	(1,255)	(49)
Accrued merger-related and other costs	(97)	(94)
Deferred revenue	(9)	1,887

Net cash provided by (used in) operating activities	(3,332)	3,629

Cash flows used in investing activities–purchase of property and equipment	(1,584)	(1,245)

Cash flows provided by financing activities–proceeds from issuance of common stock	1,405	1,089

Effect of exchange rate on cash and cash equivalents	46	12

Net increase (decrease) in cash and cash equivalents	(3,465)	3,485
Cash and cash equivalents, beginning of period	30,511	26,952

Cash and cash equivalents, end of period	$27,046	$30,437

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$68	$10

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of September 30, 2007 and December 31, 2006, respectively, the results of operations for the three and nine months ended September 30, 2007 and 2006, respectively, and cash flows for the nine months ended September 30, 2007 and 2006, respectively. Such adjustments are of a normal recurring nature, unless otherwise indicated. The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2007.

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

Tumbleweed recognizes stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with its methodology prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) 123 revised (2004), Share-Based Payment (“SFAS 123R”) and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

Tumbleweed estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and Tumbleweed’s historical exercise patterns. Tumbleweed’s expected volatility is based on the daily historical volatility of Tumbleweed’s common stock, over the expected life of the option. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. When the expected term of Tumbleweed’s stock-based awards does not correspond with the terms for which interest rates are quoted, Tumbleweed performs a straight-line interpolation to determine the rate from the available term maturities. Tumbleweed has not historically paid dividends, thus the expected dividend yield is zero. Tumbleweed issues new shares of common stock upon the exercise of stock options. The assumptions for the three and nine months ended September 30, 2007 and 2006, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock options:
Weighted average fair value of grants	$1.39	$1.91	$1.83	$1.86
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Volatility	72%	83%	72%	83%
Risk-free interest rate	4.48%	4.85%	4.63%	4.80%
Dividend yield	0%	0%	0%	0%

The aggregate intrinsic value of options exercised under Tumbleweed’s stock option plans for the three and nine months ended September 30, 2007 was $45,000 and $677,000, respectively, determined as of the date of option exercise. The aggregate intrinsic value of options exercised under Tumbleweed’s stock option plans for the three and nine months ended September 30, 2006 was $250,000 and $997,000, respectively, determined as of the date of option exercise.

The cost of restricted stock awards is determined using the fair value of Tumbleweed’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. Vesting periods are determined by the Board of Directors. Generally, restricted stock awards are subject to the employee’s continuing service to Tumbleweed. The weighted average grant date fair value of restricted stock granted during the nine months ended September 30, 2007 was $3.28. No restricted stock awards were granted during the nine months ended September 30, 2006.

There is no tax benefit recorded for this expense due to full valuation allowances in the jurisdictions for which these options are deductible for tax purposes. Stock-based compensation expense is included in Tumbleweed’s condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of product revenue	$—	$2	$—	$6
Cost of service revenue	40	33	105	106
Research and development	200	442	760	969
Sales and marketing	501	144	1,040	500
General and administrative	575	487	1,712	2,184

Total stock-based compensation expense	$1,316	$1,108	$3,617	$3,765

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Warrants and options excluded from diluted net loss per share	15,146	14,733	14,808	14,500

(4) Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market funds with qualified financial institutions. To analyze accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial condition and, when necessary, records bad debt expense. One customer comprised 12% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at September 30, 2007. One customer comprised 27% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2006. For the three and nine months ended September 30, 2007, respectively, no single customer comprised 10% or more of Tumbleweed’s revenue. For the three months ended September 30, 2006, one customer comprised 16% of Tumbleweed’s revenue. For the nine months ended September 30, 2006, no single customer comprised 10% or more of Tumbleweed’s revenue.

(5) Intangible Assets and Goodwill

Intangible assets consist of the fair value of core/developed technology, customer base and reseller agreements, maintenance agreements, and trademarks and trade names, all net of accumulated amortization, acquired during the acquisitions of Valicert, Inc. (“Valicert”), Tumbleweed Communications Limited (formerly Incubator Limited), and Corvigo, Inc.

A summary of intangible assets as of September 30, 2007 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/developed technology	3 to 4	$3,250	$(2,872)	$378
Customer base and reseller agreements	3	450	(399)	51
Maintenance agreements	3 to 4	500	(443)	57
Trademarks and trade names	4	150	(131)	19

		$4,350	$(3,845)	$505

A summary of intangible assets as of December 31, 2006 is as follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/developed technology	3 to 4	$3,250	$(2,263)	$987
Customer base and reseller agreements	3	2,300	(2,032)	268
Maintenance agreements	3 to 4	500	(349)	151
Trademarks and trade names	4	350	(286)	64

		$6,400	$(4,930)	$1,470

The estimated amortization of intangible assets for each of the fiscal years subsequent to September 30, 2007, is as follows (in thousands):

Year Ending December 31,
2007 (remaining three months)	273
2008	232

$505

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

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments. Comprehensive loss for the three months ending September 30, 2007 and 2006, respectively, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(3,083)	$(1,374)	$(7,688)	$(3,362)
Other comprehensive income—translation adjustments	35	5	46	12

Comprehensive loss	$(3,048)	$(1,369)	$(7,642)	$(3,350)

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

Revenue information regarding operations in different geographic regions is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
North America	$12,445	$14,076	$38,075	$42,191
Europe, Middle East, and Africa	1,104	732	3,579	2,219
Asia Pacific	465	226	1,417	696
Other	36	65	124	194

Total	$14,050	$15,099	$43,195	$45,300

Tumbleweed’s property and equipment, net located in different geographic regions as of September 30, 2007 and December 31, 2006 is as follows (in thousands):

	September 30, 2007	December 31, 2006
North America	$1,610	$1,403
Europe	421	410
Other	7	7

Total long-lived assets	$2,038	$1,820

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

Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the ruling of the Court of Appeals. Failure of the District Court to approve the settlement (or an amended or renegotiated settlement) followed by an adverse outcome could harm Tumbleweed’s business and operating results. Moreover, the costs in defending this lawsuit could harm future operating results. The accompanying condensed consolidated financial statements do not include a reserve for any potential loss, as Tumbleweed does not consider a loss to be probable at this time. All costs incurred as a result of this legal proceeding are charged to expense as incurred.

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

As of January 1, 2007, Tumbleweed did not have any federal, state, and foreign unrecognized tax benefits. Upon adoption of FIN 48, Tumbleweed adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For the years prior to adoption of FIN 48, Tumbleweed did not have interest or penalties on unrecognized tax benefits and therefore, had no established accounting policy. As of January 1, 2007, Tumbleweed had no interest or penalties accrued on unrecognized tax benefits. Tumbleweed files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Tumbleweed is subject to U.S. federal and state income tax examinations by tax authorities for all periods since inception due to net operating losses. As of September 30, 2007, Tumbleweed did not have and does not expect to have any material changes to unrecognized tax benefits within the next twelve months.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). EITF 06-03 provides guidance on an entity’s disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-03 are those that are imposed on and concurrent with a specific revenue-producing transaction. The guidance is effective for interim and annual periods beginning after December 15, 2006. Tumbleweed did not have and does not expect to have any material impact of EITF 06-03 on its financial position and results of operations.

In June 2006, the FASB ratified the EITF consensus on Issue 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-02”). EITF 06-02 requires that the costs associated with unrestricted sabbaticals and other similar benefit arrangements be recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 are effective for fiscal years beginning after December 15, 2006. The provisions of EITF 06-02 were applied by Tumbleweed through a cumulative effect adjustment to its accumulated deficit that resulted in increases of $117,000 each to its accumulated deficit and accrued liabilities balances, respectively. The changes in accumulated deficit for the nine months ended September 30, 2007 are as follows:

(In thousands)
Balance as of December 31, 2006	$(295,812)
Net loss	(7,688)
Adoption effect of EITF 06-02	(117)

Balance as of September 30, 2007	$(303,617)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing messaging and content security solutions for enterprise and government customers of all sizes. With our products, organizations can block security threats, protect information, confidently conduct business online, and reduce their cost of doing business. We provide comprehensive solutions for secure file transfer, email threat protection, email encryption, and identity validation that allow organizations to safely and confidently conduct business over the Internet. We offer these solutions in four comprehensive product suites: SecureTransport, Secure Messenger, MailGate, and Validation Authority. SecureTransport enables customers to safely exchange large files and transactions without having to change their internal infrastructure. Secure Messenger is a policy-based secure message delivery solution that enables the inspection of incoming and outgoing mail and dynamically applies user-defined encryption and routing preferences. MailGate provides protection against spam and viruses, and enables policy-based message filtering, encryption, and routing. Validation Authority is a leading solution for determining the validity of digital certificates.

We are trusted by more than 3,000 enterprise and government customers who use our products to connect with over 10,000 corporations and millions of end-users. While our solutions apply to many industry sectors, our traditional market focus has been in the financial services, healthcare, and government markets. Security-conscious organizations use our products to block security threats, protect information assets, and enable the safe exchange of messages, files, and transactions.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered, and/or for which collectibility is not considered probable. Our backlog excludes all items relating to consulting and training services. Backlog was $23.9 million at September 30, 2007. We believe that $18.3 million of the backlog at September 30, 2007 will be recognized as revenue in the next 12 months in accordance with our revenue recognition policy, with the balance to be recognized thereafter.

Outlook

We believe that our success in the remainder of 2007 will depend on our ability to build on our core competency in messaging and content security as we:

•	expand our reseller channel by having our sales organization and channel partners work cooperatively to increase our revenue base;

•	expand the pipeline of sales opportunities and then close those opportunities in a timely manner;

•	expand our customer base in email and file transfer by solving a larger number of our customers’ problems in messaging and content security;

•	differentiate our products on ease of use, business communications enablement, and security effectiveness; and

•	increase our brand awareness including building greater mindshare among buyers of email, file transfer, and validation technologies.

We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our target customer sectors; timing of the closure of customer contracts; integration of the new members of our sales management, and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies at our stage of development, particularly given that we operate in rapidly evolving markets. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section at Part II, Item 1A for additional information.

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

Revenue Recognition

We derive our revenue from three sources: (i) product revenue, which includes license fees and appliance fees (for products that are either sold as a standalone software solution or pre-loaded on an appliance platform), and subscription-based license fees; (ii) service revenue, which consists of support and maintenance fees, consulting fees, and training fees; and (iii) intellectual property revenue, which consists of patent license agreement fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management.

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

•

The fee is fixed or determinable. Our determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Our standard payment terms require the arrangement fee to be due within a maximum of 90 days. Where these terms apply, we regard the fee as fixed or determinable, and we recognize revenue upon delivery pursuant to the terms of the arrangement, assuming all other revenue recognition criteria are met. If the payment terms do not meet this standard, which we refer to as “extended payment terms,” we do not consider the fee to be fixed or determinable and generally recognize revenue when customer installments are due and payable.

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

We allocate revenue on software transactions (referred to as “arrangements” in the accounting literature) involving multiple elements to each undelivered element based on their respective fair values. Specifically, in a multi-element arrangement we allocate revenue first to undelivered elements such as support and maintenance, consulting services, and training based on each element’s fair value and the residual is allocated to the product license as product revenue. The fair value of support and maintenance fees is recognized ratably over the contractual term of the maintenance, typically one year. The fair value of services not considered essential to the functionality of the product or technology delivered is initially deferred and recognized as revenue as the services are performed. Our determination of the fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). We limit our assessment of the VSOE of fair value for each element to the price charged when that element is sold separately.

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

We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date pursuant to the terms of the arrangement. We account for the estimated cost of product and service warranties in accordance with Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the accrual recorded is equal to the costs to repair or otherwise satisfy the claim. Costs related to warranty claims for the three months ended September 30, 2007 and 2006 were $86,000 and $107,000, respectively. Costs related to warranty claims for the nine months ended September 30, 2007 and 2006 were $207,000 and $132,000, respectively.

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

Valuation of Allowance for Doubtful Accounts

We must make estimates of the collectibility of our accounts receivable. We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. We specifically analyze accounts receivable, including review of historical bad debts, customer credit-worthiness, current economic trends, aging of the balance, estimated collectibility percentages for different aging ranges, and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of certain of our customers were to deteriorate, resulting in an impairment of their ability to make payments, we may record a specific allowance against amounts owed to us by those customers, and thereby reduce the value of the receivable to the amount we reasonably believe will be collected. If all collection efforts have been exhausted, we would write off the receivable against the allowance.

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

We evaluate whether goodwill is impaired on at least an annual basis in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) or more frequently if certain indicators are present. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during the three months ended September 30, 2007 and 2006, respectively.

Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by us for federal income tax purposes. As of September 30, 2007 we had goodwill of $48.1 million.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 and 2006

Revenue for the three and nine months ended September 30, 2007 was $14.1 million and $43.2 million, respectively, as compared to $15.1 million and $45.3 million, respectively, for the same three and nine months in 2006. Net loss for the three and nine months ended September 30, 2007 was $3.1 million and $7.7 million, respectively, as compared to $1.4 million and $3.4 million, respectively, for the same three and nine months in 2006.

Net loss for both the three and nine month periods increased partially due to decreases in revenue. In addition, the net loss for the three month period also increased due to an increase in operating expenses, and the net loss for the nine month period also increased due to increases in cost of revenue and operating expenses. The decrease in total revenue for the three month period was primarily due to a decrease in product revenue, partially offset by an increase in service revenue. The decrease in total revenue for the nine month period was due to decreases in intellectual property revenue and in product revenue, partially offset by an increase in service revenue.

Total cost of revenue decreased to $3.3 million for the three months ended September 30, 2007 from $3.5 million for the same three months in 2006 primarily due to a decrease in appliance costs, which resulted from a decline in the number of appliance units shipped to our customers. Total cost of revenue increased to $10.8 million for the nine months ended September 30, 2007 from $9.3 million for the same nine months in 2006 primarily due to increases in product costs, service costs, and provision for excess inventory, partially offset by a decrease in the amortization of intangible assets. Product costs increased primarily due to an increase in appliance and royalty costs. Appliance costs increased due to an increase in the number of appliances shipped to our customers as customer adoption of our appliance products increased during the nine month period. Royalty costs increased due to an increase in revenue from our anti-virus products and the increase in the number of appliance units shipped to our customers, both of which require third-party licenses for which we pay royalties. Total operating expenses increased to $14.2 million for the three months ended September 30, 2007 from $13.3 million for the same three months in 2006. Total operating expenses increased to $41.1 million for the nine months ended September 30, 2007 from $40.1 million for the same nine months in 2006. The increase in total operating expenses for both three and nine months were primarily due to increases in sales and marketing expenses driven by increases in employee and employee-related costs.

Revenue. Revenue, which consists of product revenue, service revenue and intellectual property revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which collectibility is not considered probable, or for which the product or service has not yet been delivered. Product revenue consists of license fees and appliance fees (for products that are either sold as a standalone software solution or are pre-loaded on an appliance platform), and subscription-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property revenue consists of patent license agreement fees. Total revenue for the three months ended September 30, 2007 was $14.1 million as compared to $15.1 million for the same three months in 2006. The decrease in total revenue was primarily due to a $1.7 million decrease in product revenue and a $166,000 decrease in intellectual property revenue, partially offset by an $836,000 increase in service revenue. Total revenue for the nine months ended September 30, 2007 decreased to $43.2 million from $45.3 million for the same nine months in 2006. The decrease in total revenue was due to a $3.4 million decrease in product revenue and a $2.0 million decrease in intellectual property revenue, partially offset by a $3.2 million increase in service revenue.

Product revenue decreased to $5.6 million for the three months ended September 30, 2007 from $7.3 million for the same three months in 2006. The decrease in product revenue was due to a reduction in revenue from our Validation Authority product due to a large customer transaction involving this product line during the three months ended September 30, 2006 with no comparable transactions during the three months period ended September 30, 2007. The decrease in product revenue from our Validation Authority product was partially offset by an increase in product revenue from our SecureTransport and MailGate products. Product revenue decreased to $16.6 million for the nine months ended September 30, 2007 from $20.0 million for the same nine months in 2006. The decrease in product revenue was due to three large transactions during the nine months ended September 30, 2006 that accounted for 37% of our product revenue during that period, with no comparable transactions recorded during the nine months ended September 30, 2007. This was partially offset by increases in the volume of our license transactions, reflecting an expansion of our customer base.

Service revenue increased to $8.3 million for the three months ended September 30, 2007 from $7.5 million for the same three months in 2006. Service revenue increased to $25.3 million for the nine months ended September 30, 2007 from $22.1 million for the same nine months in 2006. The increases in service revenue were primarily due to increases in support and maintenance revenue of $475,000 and $2.2 million for the three and nine months ended September 30, 2007, respectively. The increases in service revenue were also due to increases in consulting revenue of $347,000 and $831,000 for the three and nine months ended September 30, 2007, respectively. The increases in support and maintenance revenue were due to the increased number of customers covered by support agreements due to the expansion of our customer base. The increases in consulting revenue were due to increased customer demand for consulting services related to our SecureTransport product line. We expect service revenue to increase on a year-over-year basis during 2007 due to the expansion of our customer base.

Intellectual property revenue decreased to $191,000 for the three months ended September 30, 2007 from $357,000 for the same three months in 2006. The decrease in intellectual property revenue for the three months ended September 30, 2007 was due to a decrease in patent license revenue. Intellectual property revenue decreased to $1.3 million for the nine months ended September 30, 2007 from $3.3 million for the same nine months in 2006. The decrease in intellectual property revenue for the nine months ended September 30, 2007 was due to a large patent license agreement during the three months ended June 30, 2006, with no comparable transactions in 2007.

Cost of revenue. Cost of revenue is comprised of product costs, service costs, provision for excess inventory, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to the acquisitions of Valicert, Inc. (“Valicert”), Incubator Limited (now named Tumbleweed Communications Limited), and Corvigo, Inc. (“Corvigo”). Product costs are primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, the cost of our products sold on appliances including related shipping and warranty costs, and employee and employee-related costs, including stock-based compensation expense. Service costs are comprised primarily of employee and employee-related costs, including stock-based compensation expense, for customer support, consulting, and training, and contract development projects with third parties. Provision for excess inventory is comprised of costs associated with excess inventory resulting from our transition to a new appliance manufacturer. Total cost of revenue decreased to $3.3 million, or 23% of total revenue, for the three months ended September 30, 2007 from $3.5 million, or 23% of total revenue, for the same three months in 2006. The decrease in total cost of revenue was due to a $373,000 decrease in product costs, partially offset by a $186,000 increase in service costs. Total cost of revenue increased to $10.8 million, or 25% of total revenue, for the nine months ended September 30, 2007 from $9.3 million, or 21% of total revenue, for the same nine months in 2006. The increase in total cost of revenue was due to a $1.0 million increase in product costs, an $870,000 increase in service costs, and a $164,000 increase in provision for excess inventory, partially offset by a $531,000 decrease in the amortization of intangible assets.

Cost of product revenue decreased to $1.2 million, or 8% of total revenue, for the three months ended September 30, 2007 from $1.5 million, or 10% of total revenue, for the same three months in 2006. The decrease in product cost was primarily due to a decrease in the number of appliances shipped to our customers as our revenues decreased in the three months ended September 30, 2007 as compared to the same three months in 2006. Cost of product revenue increased to $4.2 million, or 10% of total revenue, for the nine months ended September 30, 2007 from $3.2 million, or 7% of total revenue, for the same nine months in 2006. The increase in product cost was primarily due to an increase of $766,000 for the nine months ended September 30, 2007 in appliance costs due to an increase in the number of appliances shipped to our customers as customer adoption of our appliance products increased relative to the same nine months in 2006. In addition, royalty costs increased by $421,000 for the nine months ended September 30, 2007, due to an increase in revenue from our anti-virus appliance products and the increase in the number of appliance units shipped to our customers, both of which require third-party licenses for which we pay royalties.

Provision for excess inventory of $164,000 for the nine months ended September 30, 2007 is the estimated loss for excess inventory associated with transitioning our hardware products to a new appliance manufacturer and from a proprietary design to a standard product offering. This $164,000 expense was recognized during the three months ended March 31, 2007. There was no comparable expense during the three months ended September 30, 2007 or during the three and nine months ended September 30, 2006.

Service costs increased to $1.9 million, or 13% of total revenue, for the three months ended September 30, 2007 from $1.7 million, or 11% of total revenue, for the same three months in 2006. Service costs increased to $5.7 million, or 13% of total revenue, for the nine months ended September 30, 2007 from $4.8 million, or 11% of total revenue, for the same nine months in 2006. The increases in service costs for the three and nine month periods ended September 30, 2007 were due to increases in employee and employee-related costs and increases in travel expenses. Employee and employee-related costs increased by $190,000 and $772,000, respectively, for the three and nine months ended September 30, 2007 due to increases in average services headcount. Average services headcount increased to 78 and 79, respectively, for the three and nine months ended September 30, 2007, from 70 and 60, respectively, for the same three and nine months in 2006 primarily due to transitioning from a partial utilization of third parties in our support function towards a full employee-based support model and due to the need for greater personnel resources to fulfill our customer service requirements due to our increased service revenues. In addition, travel expenses for the nine months ended September 30, 2007 increased by $155,000 due to increased travel related to customer projects. We expect cost of service revenue to increase on a year-over-year basis during 2007 due to an anticipated increase in employee and employee-related costs driven by increased headcount necessary to meet our expected higher service revenue.

Amortization of intangible assets included in cost of revenue was $234,000, or 2% of total revenue, for both the three months ended September 30, 2007 and 2006, respectively. Amortization of intangible assets included in cost of revenue decreased to $702,000, or 2% of total revenue, for the nine months ended September 30, 2007 from $1.2 million, or 3% of total revenue, for the same nine months in 2006. The decreases in the amortization of intangible assets were due to the amortization in full during the three months ended June 30, 2006 of the intangible assets for core/developed technology and maintenance agreements acquired during the acquisition of Valicert.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense and other costs required for the development and quality assurance of our products. Research and development expenses for both the three months ended September 30, 2007 and the three months ended September 30, 2006 were $3.8 million, or 27% and 25% of total revenue, respectively. Research and development expenses for the nine months ended September 30, 2007 increased to $11.6 million, or 27% of total revenue, from $11.0 million, or 24% of total revenue, for the same nine months in 2006. The increase in research and development expenses was primarily due to an increase in employee and employee-related costs and in consulting costs. Employee and employee-related costs increased by $374,000 primarily due to salary increases. The increase in average engineering headcount was primarily driven by our efforts to broaden and upgrade our products. Consulting costs increased by $142,000 due to a greater utilization of third-parties to assist in our research and development processes.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, travel expenses, and costs associated with marketing program costs. Sales and marketing expenses increased to $7.8 million, or 56% of total revenue, for the three months ended September 30, 2007 from $6.9 million, or 46% of total revenue, for the same three months in 2006. The increase in sales and marketing expense was primarily due to increases in stock-based compensation expense, severance expense, travel expense, and marketing program expense. Stock-based compensation expense increased by $357,000 primarily due to stock-based compensation expense associated with the terminations of certain employees and due to a greater number of stock options vesting over the three month period ended September 30, 2007 as compared to the same period in 2006. Severance expense increased by $154,000 due to the terminations of certain employees. Travel expense increased by $100,000 due to an increase in airfares and an expansion of our international sales headcount. Marketing program expense increased by $97,000 due to our efforts to expand the awareness of our products and company.

Sales and marketing expenses for the nine months ended September 30, 2007 increased to $21.7 million, or 50% of total revenue, from $20.0 million, or 44% of total revenue, for the same nine months in 2006. The increase in sales and marketing expense was primarily due to increases in marketing program expense, stock-based compensation expense, and severance expense. The increases of $811,000 in marketing programs expense was due to our efforts to expand the awareness of our products and company. Stock-based compensation expense increased by $540,000 primarily due to stock-based compensation expense associated with the terminations of certain employees and due to a greater number of stock options vesting over the nine month period ended September 30, 2007 as compared to the same period in 2006. Severance expense increased by $125,000 due to the terminations of certain employees.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related costs, including stock-based compensation expense, for our administrative, finance, legal, and human resources departments, as well as public reporting costs and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended September 30, 2007 increased to $2.5 million, or 18% of total revenue, from $2.4 million, or 16% of total revenue, for the same three months in 2006. The increase in general and administrative expenses was primarily due to a $109,000 increase in employee and employee-related costs and an $88,000 increase in stock-based compensation expense. Employee and employee-related costs increased due to salary increases and growth in average general and administrative headcount. General and administrative headcount increased to 41 for the three months ended September 30, 2007 from 39 for the same three months in 2006. The increase in average general and administrative headcount was primarily driven by our efforts to expand our corporate training capabilities. Stock-based compensation expense increased due to a greater number of stock options vesting over the three month period ended September 30, 2007 as compared to the same period in 2006.

General and administrative expenses for the nine months ended September 30, 2007 decreased to $7.5 million, or 17% of total revenue, from $8.3 million, or 18% of total revenue, for the same nine months in 2006. The decrease in general and administrative expenses was primarily due to a decrease of $472,000 in stock-based compensation expense due to the acceleration of vesting, during the three months ended March 31, 2006, of certain stock options granted to our Chief Executive Officer with no comparable activity during 2007. In addition, intellectual property incentive compensation expense decreased by $348,000 as our intellectual property revenue decreased in the nine months ended September 30, 2007 as compared to the same nine months in 2006.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and trade names recorded as a result of the Valicert, Incubator Limited, and Corvigo acquisitions. Amortization of intangible assets included in operating expenses decreased to $39,000 for the three months ended September 30, 2007 from $204,000, or 1% of total revenue, for the same three months in 2006. Amortization of intangible assets included in operating expenses for the nine months ended September 30, 2007 decreased to $266,000, or 1% of total revenue, from $837,000, or 2% of total revenue, for the same nine months in 2006. The decreases in the amortization of intangible assets included in operating expenses were due to completing the amortization of the customer base and reseller agreements acquired during the Valicert acquisition during the three months ended June 30, 2006.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities. Other income, net, increased to $322,000 for the three months ended September 30, 2007 from $278,000 for the same three months in 2006. Other income, net for the nine months ended September 30, 2007 increased to $1.0 million from $843,000 for the same nine months in 2006. The increases in other income, net were primarily due to increases in interest income driven by an increase in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of September 30, 2007, we had approximately $27.0 million in cash and cash equivalents.

Net cash used in operating activities for the nine months ended September 30, 2007 was $3.3 million, which was primarily the result of our net loss of $7.7 million and a decrease in our accounts payable, accrued liabilities, and other long-term liabilities balance of $1.3 million, the impact of which was partially offset by non-cash charges of $3.6 million for stock-based compensation expense and $2.1 million for depreciation and amortization expenses.

Net cash used in operating activities for the nine months ended September 30, 2007 was $3.3 million compared to net cash provided by operating activities for the nine months ended September 30, 2006 of $3.6 million. This was primarily the result of a $4.3 million increase in our net loss and an $802,000 decrease in depreciation and amortization expense for the nine months ended September 30, 2007 compared to the same nine months in 2006. In addition, the change was due to a $9,000 decrease in deferred revenue during the nine months ended September 30, 2007 as compared to a $1.9 million increase in deferred revenue during the same nine months in 2006.

Net cash used in investing activities for the nine months ended September 30, 2007 increased to $1.6 million from $1.2 million for the same nine months in 2006. Net cash used in investing activities for both the nine months ended September 30, 2007 and September 30, 2006 was comprised of purchases of property and equipment. Purchases of property and equipment for the nine months ended September 30, 2007 increased as compared to the nine months ended September 30, 2006 due to investments made to strengthen our information technology infrastructure as well as additional computer equipment purchased for our employees.

Net cash provided by financing activities for the nine months ended September 30, 2007 increased to $1.4 million from $1.1 million for the same nine months in 2006. Net cash provided by financing activities for both the nine months ended September 30, 2007 and September 30, 2006 was due to the proceeds from the issuance of common stock as a result of the exercises of stock options. The increase in net cash provided by financing activities was due to an increase in the number of stock option exercises.

As of September 30, 2007, our principal commitments consisted of obligations related to outstanding operating leases and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Future cash payments for contractual obligations and commercial commitments as of September 30, 2007, are as follows (in thousands):

	Less Than 1 Year	1 – 2 Years	More Than 2 Years	Total
Operating leases	$357	$654	$37	$1,048
Unconditional purchase obligations	72	254	—	326

Total	$429	$908	$37	$1,374

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of September 30, 2007, none of our cash equivalents were subject to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, our disclosure controls and procedures are effective.

(b) Changes in internal controls.

During the three months ended September 30, 2007, we expanded the deployment of our financial accounting system to our subsidiaries in Bulgaria and the United Kingdom. This expansion was designed to enhance our financial reporting by providing more timely and accurate financial and accounting information, and by eliminating the need to transfer financial data from one financial system to another.

Other than the change mentioned above, no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thee months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All costs incurred as a result of this legal proceeding are charged to expense as incurred. We indemnify our customers from third party claims of intellectual property infringement relating to the use of our products. Historically, costs related to these guarantees have not been significant and we are unable to estimate the potential impact of these guarantees on our future results of operations.

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

We have a history of losses and may experience losses in the future. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $4.9 million, $3.9 million, and $7.5 million in 2006, 2005, and 2004, respectively. As of September 30, 2007, we had incurred cumulative net losses of $303.6 million.

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

•	building an adequate pipeline of prospective sales;

•	accurately forecasting revenues;

•	training our sales force, particularly its newer members, to sell more products and services;

•	developing products with strong market appeal;

•	managing inventory levels, including minimizing excess and obsolete inventory, while maintaining sufficient inventory to meet customer demands;

•	controlling expenses;

•	managing, protecting and enhancing, as appropriate, our infrastructure, including but not limited to, our information systems and internal controls; and

•	otherwise executing on our plans.

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

We are substantially dependent on the continued services and performance of our executive officers and other key personnel and do not have long-term employment agreements with any of our key personnel. In this regard, during 2006 we appointed a new Chief Executive Officer and Chief Technology Officer and during the nine months ended September 30, 2007 we appointed new members of our sales management, including our Executive Vice President, Worldwide Field Operations. These new appointments subject us to heightened risks as these executive officers assume their roles, work together as a team, and make changes to our business and operations. The loss of the services of any of our executive officers or other key employees, including members of our sales force, could significantly delay or prevent the achievement of the goals of our strategic and operating plan.

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

We expect that the market for messaging security products will continue to become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market has continued to develop, a number of companies with greater resources than ours have increased their presence in this market and others could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners.

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

In addition, our success depends in part on our ability to sell our appliance-based products. In comparison to several of our leading competitors, we have less experience in managing the product development, marketing, and sales of appliance-based products. Historically most of our revenue has been derived from software-based products, not appliance-based products, and our business could be harmed if we do not successfully execute our plans with respect to our appliance-based products.

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. No single customer comprised 10% or more of our revenue for the three and nine months ended September 30, 2007. One customer comprised 12% of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at September 30, 2007. For the three months ended September 30, 2006, one customer comprised 16% of Tumbleweed’s revenue. For the nine months ended September 30, 2006, no single customer comprised 10% or more of Tumbleweed’s revenue. For the three months ended September 30, 2007 and 2006, five customers comprised approximately 15% and 24% of our revenue, respectively. For the nine months ended September 30, 2007 and 2006, five customers comprised approximately 11% and 28% of our revenue, respectively.

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

Products and services provided to our international customers accounted for 10% and 7% of our revenues for the three months ended September 30, 2007 and September 30, 2006, respectively, and for 12% and 8% of our revenues for the nine months ended September 30, 2007 and September 30, 2006, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

Our stock price could be adversely affected if we are unable to continue to favorably assess the effectiveness of our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: November 9, 2007	By:	/s/ JAMES P. SCULLION
James P. Scullion
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	By:	/s/ TIMOTHY G. CONLEY
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