Form 10-K
period 2007-12-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2008-03-17
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Check one:

Large accelerated filer  ☐     Accelerated filer  ☒     Non-accelerated filer    ☐    Smaller reporting company  ☐

The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the last sale price of the Common Stock reported on the Nasdaq National Market on June 30, 2007, was approximately $98,521,008. Shares held by each officer, director, and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding as of February 15, 2008 was 51,144,795.

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

These forward-looking statements are only predictions, not historical facts. These forward-looking statements involve certain risks and uncertainties, as well as assumptions. Actual results, levels of activity, performance, achievements and events could differ materially from those stated, anticipated or implied by such forward-looking statements. The factors that could contribute to such differences include those discussed under the caption “Risk Factors” in Part II, Item 1A contained herein, as well as those discussed in our Form 10-K and other filings with the Securities and Exchange Commission. These risks should be considered carefully, among other things, in evaluating our prospects and future financial performance. The occurrence of the events described in the risk factors could harm our business, results of operations and financial condition. These forward-looking statements are made as of the date of this Annual Report on Form 10-K. We disclaim any obligation to update or alter these forward-looking statements.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

TRADEMARKS

The following are registered trademarks of Tumbleweed Communications Corp. or its subsidiaries in the United States and/or other countries: Tumbleweed®, Tumbleweed Communications®, the Arrows logo, MailGate®, Secure Envelope®, Secure Inbox®, Tumbleweed Email Firewall®, Messaging Management System (MMS)®, Valicert®, and Corvigo®. The following are other trademarks and service marks of Tumbleweed Communications Corp. or its subsidiaries in the United States and/or other countries: MailGate Appliance™, Secure Messenger™, Tumbleweed Secure Messenger™, Desktop Messenger™, Tumbleweed Desktop Messenger™, Dynamic Anti-Spam Service (DAS)™, Edge Defense™, Tumbleweed Edge Defense™, Intelligent Edge Defense™, SecureTransport™, Tumbleweed SecureTransport™, Validation Authority™, Tumbleweed Validation Authority™, Server Validator™, Desktop Validator™, Tumbleweed FTP Analyzer™, and WorldSecure™. All other trademarks and service marks are the property of their respective owners.

PART I

Item 1—Business

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing managed file transfer, email security, and identity validation products for enterprise and government customers of all sizes. We provide comprehensive solutions that enable organizations to safely and confidently conduct business over the Internet, protecting data in motion and at rest with intuitive, pragmatic solutions that promote collaboration, prevent data loss, and reduce the cost of doing business. Our customers deploy our security products between their network and the Internet to effectively protect against inbound threats and outbound vulnerabilities, and to automatically encrypt and securely deliver data to third parties. In addition, all of our products are designed to integrate with existing business and email systems, requiring no significant change in existing firewall or system infrastructures. Our products can be used independently or in combination to create a comprehensive, secure Internet communications solution for our customers. All of our products offer multi-level security using industry standards, universal access, and proven scalability for high volume data traffic. Our suite is comprised of four products:

•	Tumbleweed SecureTransport™ is a managed file transfer product that enables customers to securely manage the exchange of large files and transactions without having to change internal infrastructure.

•

Tumbleweed Secure Messenger™ is a policy-based email encryption product that enables deep-content inspection of incoming and outgoing mail, and dynamic application of user-defined encryption and routing preferences.

•

Tumbleweed MailGate® is a comprehensive email security product that provides inbound and outbound protection with protection against virus outbreaks, spam, and denial of service attacks, eliminating illegitimate email traffic before it can penetrate corporate firewalls.

•	Tumbleweed Validation Authority™ is a leading product for determining the validity of digital certificates.

We are trusted by more than 3,200 enterprise and government customers who use our products to securely connect with employees, partners, and customers. Our traditional market focus has been in the financial services, healthcare, and government markets, but we are expanding into other market sectors, such as retail, manufacturing, energy, transportation and technology. Many of the world’s most security conscious organizations use our products to safely exchange data, protect information assets, block email security threats, and ensure identity validation.

Industry Background

In today’s business environment, most enterprises rely on the use of corporate File Transfer Protocol (“FTP”) clients, email systems, customer service applications and numerous “point solutions” to securely communicate and exchange information with customers and business partners. Initially, companies simply opened their networks to the Web in pursuit of this goal. Predictably, hackers and other kinds of high-tech criminals soon exploited these vulnerabilities, and the rate of accidental data loss from otherwise well-meaning employees has increased substantially.

As a result, content security has become mission-critical for businesses. Organizations of all kinds are struggling to balance the operational need to increase the volume and frequency of customer and partner communications with the challenges of protecting highly sensitive company, business partner, and customer information. The Internet sits at a crossroads of this challenge: it is the enabler of enhanced communications and linked business processes across company boundaries, but also a sieve that has allowed hundreds of data breaches and unauthorized disclosures over the past several years.

To fully leverage the business advantage of secure content delivery over the Internet, enterprises and government organizations now understand that they must address issues of security, centralized management, automation, legacy integration, and end-user behavior. The policies and management protocols traditionally applied to paper or voice-based processes within an organization are now being applied to electronic communications of all kinds. The adoption of these policies and protocols is critical to establishing compliance with regulatory requirements, and to providing enterprises the same audit trail and confidentiality protections that paper processes supply.

There are four key areas of security readiness enterprises must now address:

1.	Secure, reliable, and auditable managed file transfer: File movement has become a central feature of established and emerging business processes, and failure to securely move large files with high-value, sensitive transactions has resulted in well-publicized data breaches and consequent negative repercussions.

2.	Powerful, easy-to-implement email encryption that does not require additional staff or disrupt established workflow: Organizations must protect confidential information and intellectual property, comply with increasingly stringent government and industry regulations, and meet the security demands of partners, suppliers and customers.

3.	Robust email security capabilities that eliminate illegitimate traffic and email threats at the corporate gateway: More and more enterprises are losing the battle against spam and other forms of attack against their email infrastructure because they lack the sophisticated protection systems necessary to adequately secure email communications. This security shortfall can result in expensive network downtime and reduced employee productivity.

4.	Digital certificate validation to facilitate trusted transactions: Trusting an invalid certificate can expose an organization to potential fraud, theft, and compromise.

Through deployment of comprehensive secure content delivery products, organizations can implement and enforce policies enterprise-wide, provide critical management of sensitive communications, and leverage existing systems to conduct business over the Internet.

Tumbleweed Solutions

We are a recognized expert in providing managed file transfer, email security, and identity validation products for enterprise and government customers of all sizes. We provide comprehensive solutions that enable organizations to safely and confidently conduct business over the Internet, protecting data in motion and at rest with intuitive, pragmatic solutions that promote collaboration, prevent data loss, and reduce the cost of doing business.

Tumbleweed SecureTransport

Tumbleweed SecureTransport is an industry-leading, enterprise-class managed file transfer solution that allows organizations to adeptly control and manage the transfer of files inside and outside of the corporate firewall in support of mission-critical business processes. SecureTransport securely exchanges financial transactions, critical business files, large documents, Extensible Markup Language, and Electronic Data Interchange (“EDI”) transactions over the Internet and private Internet protocol networks. SecureTransport is a winner of numerous awards, including “Best Intellectual Property Protection” by Secure Computing magazine and an “A” rating from Government Computing News Lab.

SecureTransport is a centrally managed, client-server solution supporting a broad set of open standard file transfer protocols that forms the core of many financial networks, healthcare agencies, and state, local, and federal governments. Financial networks use SecureTransport to move the data associated with billions of dollars of financial transactions daily. Healthcare providers, payers, producers, and clearing houses are linked through SecureTransport, transferring private health information. Government agencies leverage SecureTransport to communicate and share documents with other agencies. SecureTransport replaces outdated forms of data transfers such as EDI, leased lines, and un-secured FTP.

With SecureTransport, organizations can:

•

Secure business-critical data and intellectual property: SecureTransport enables organizations to easily convert paper-based, courier-based, or proprietary electronic data transfers to a secure, standards-based, Internet model, with auditing and reporting capabilities.

•	Comply with policies and regulations: SecureTransport enables organizations to securely send and receive private information in conformance with industry, government, or corporate regulations.

•

Flexibly integrate for superb business enablement: Many organizations have developed their own file transfer applications that do not scale and are not interoperative with other applications. SecureTransport offers a standards-based, tiered architecture and supports multiple protocols, delivering a cost-effective, highly scalable solution that allows for rapid on-boarding of business partners, customers and constituents.

•

Leverage industry standard protocols: SecureTransport enables businesses to conduct EDI and business-to-business transactions without virtual private networks, additional infrastructure, or proprietary software.

SecureTransport is a centrally managed, client-server solution supporting a broad set of open standard file transfer protocols.

Tumbleweed Secure Messenger

Tumbleweed Secure Messenger is an industry leading solution for securing and encrypting email communications. Deployed by some of the most demanding enterprises in the Global 2000, Secure Messenger enables organizations to meet their unique security needs, from compliance with government privacy regulations in Healthcare (Health Insurance Portability and Accountability Act, or HIPAA) and Financial Services (Gramm-Leach-Bliley Act, or GLBA) to enforcement of corporate policies (Sarbanes-Oxley Act, or SOX) and protection of intellectual property. Tumbleweed was positioned in the Leaders Quadrant of the Gartner Magic Quadrant for Email Encryption in 2007, and Secure Messenger has won several awards including the “Secure Computing Recommended” product ranking.

Secure Messenger inspects all outbound email at the network gateway, identifies email content that is in violation of enterprise-defined security policies, and automatically redirects suspect messages to a secure, encrypted channel for further action, such as deletion, quarantine, or encrypted delivery. This perimeter-based encryption strategy ensures that all users comply with enterprise privacy and security policies all the time, with no need to install client software on the desktop.

With Secure Messenger, organizations can:

•	Encrypt and authenticate inbound and outbound email streams: Secure Messenger inspects and appropriately handles email messages based on centralized policies and automated message routing.

•	Guarantee adoption of secure messaging: Secure Messenger enforces enterprise and trading-network messaging security policies for all internal and external users.

•

Deploy secure messaging to any user with a browser and email client: Secure Messenger provides message delivery options that rely only on existing email client software and ubiquitous browser-based technologies.

•	Automate and track message delivery: Secure Messenger tracks message delivery all the way to the recipient’s desktop, creating a “paper trail” for compliance and auditing purposes.

•

Leverage existing email infrastructures: Secure Messenger ensures across-the-board authentication and role discovery for all email servers and clients, as well as for existing Public Key Infrastructure (PKI), enterprise directories, and identity management solutions.

Tumbleweed MailGate

Tumbleweed MailGate delivers a robust, effective, and easy-to-manage email security solution to secure an enterprise’s mission-critical email systems. Through its content filtering, antivirus, anti-spam, and Intelligent Edge Defense capabilities, MailGate protects enterprises of any size against virus outbreaks, spam, and denial-of-service attacks. MailGate is a winner of the 2006 “Recommended” product rating from Secure Computing magazine.

Tumbleweed MailGate is unique both in its depth and breadth. Unlike some competitors who rely solely on other vendors for encryption and anti-spam technology, we have developed our own, integrated components that enable scalability and interoperability.

With the MailGate family of products, organizations can:

•	Protect their network: MailGate stops attacks (e.g. virus, spam, worms, denial-of-service and directory harvest) both at the Internet gateway and within the corporate network.

•	Comply with regulations and policies: MailGate is one of the most comprehensive content filtering and intelligent routing solutions available.

•	Reduce communication costs: MailGate eliminates potentially costly email security threats and enables optimal network performance.

Tumbleweed Validation Authority Suite

Tumbleweed Validation Authority Suite offers a comprehensive, scalable, and reliable framework for real-time validation of digital certificates, and is the world’s most widely deployed Online Certificate Status Protocol responder.

Banks, governments, and businesses worldwide rely on their PKI and digital certificates to secure everything from corporate network access to electronic transactions to physical access to military facilities. Trusting an invalid certificate can expose an organization to potential fraud, theft and compromise. PKI-enabled systems depend on digital certificates—electronic credentials issued by a certificate authority—to establish identity and trust. However, digital certificates alone are not enough to ensure the integrity of PKI solutions. Electronic credentials, such as passports, credit cards, security badges and other physical credentials, can expire, be revoked or otherwise become invalid over time. Just like point-of-sale credit card authorizations, digital certificate status must be validated each and every time the certificate is to be trusted. Organizations trust Tumbleweed Validation Authority suite, the leading identity validation solution, to protect the integrity of their PKI.

Tumbleweed Validation Authority is a proven solution that has been deployed by hundreds of customers worldwide. Customers include the U.S. Department of Defense, all branches of the U.S. military, the Department of Homeland Security, United States Intelligence communities and major financial institutions globally. Tumbleweed Validation Authority is Identrus and Joint Interoperability Technology Center certified.

Tumbleweed Professional Services

The following are examples of the professional services we offer:

•	Support and maintenance: Assists customers in managing deployment and the use of our products.

•	Integration consulting: Helps customers integrate our solutions with existing technology infrastructure, including legacy systems, customer databases, support systems, and billing systems.

•	Technical training: Provides customers with formal training in administration and operation of our products and deployment of our application programming interfaces.

Our products are typically deployed in business-critical environments in which highly responsive customer support is critical to the continuing success of the deployed solution. We maintain a technical support group that is responsible for first-line and second-line customer support as well as distribution of product and documentation updates. This group works closely with our professional services and engineering organizations in order to ensure continuity in the areas of problem resolution and priority response.

We also offer extended customer assistance 24 hours a day, 7 days a week, for those customers requiring around-the-clock support. Pricing for such support is in addition to standard maintenance fees. Professional services are performed for an additional fee and are offered in conjunction with the licensing or deployment of our products.

Strategy

Our objective is to be a leading provider of managed file transfer, email security, and identity validation products for enterprises and government organizations. Our strategy for growth is to:

•	Continue to build our channel or indirect distribution model, with the addition of leading national and regional partners, both in the United States and internationally.

•	Leverage our channel partnerships to grow adoption and penetration in mid-sized enterprises and new vertical industries.

•	Expand internationally, particularly in Europe and parts of the Asia Pacific regions.

•	Leverage and expand our core products of managed file transfer and email security to provide a broad platform of secure content delivery solutions.

Customers

We provide our customers with managed file transfer, email security, and identity validation products. We are trusted by more than 3,200 enterprise and government customers who use our products to connect with over ten thousand corporations and millions of end-users. While our market focus has been in the financial services, healthcare, and government markets, our products are sold across all industries. Our products are sold directly and through channel partners to enterprises and governments.

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in usage and revenue associated with the existing or proposed customers would harm our business and prospects. For 2007, 2006, and 2005, five customers comprised in the aggregate approximately 9%, 27%, and 11%, respectively, of our revenue. For the years ended December 31, 2007 and 2005, respectively, no single customer comprised 10% or more of our revenue. For the year ended December 31, 2006, one customer comprised 13% of our revenue.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered, and/or for which collectibility is not considered probable. Our backlog excludes all items relating to consulting and training services. Backlog was $26.7 million and $26.0 million at December 31, 2007 and 2006, respectively. We believe that $20.2 million of the backlog at December 31, 2007 will be recognized as revenue in the next 12 months in accordance with our revenue recognition policy, with the balance to be recognized thereafter.

Sales

Historically, we were primarily a direct sales organization that sold primarily to large enterprises, particularly in heavily regulated industries like financial services, healthcare, and government. During 2007, we re-focused our efforts on building our reseller channel. This change in emphasis reflects our belief that there is a growing opportunity for our products to be sold into small and medium-sized organizations. We believe that the best way to reach these potential customers is through reseller partners as they often have greater selling resources and customer relationships in this market segment. Additionally, reseller partners are expected to broaden and deepen our vertical market base into such areas as retail, technology, and manufacturing. As such, we have focused our efforts on partnering with national, regional, and vertically focused channel sales organizations, through our Tumbleweed Alliance Program and other means.

Our sales team includes field sales executives, inside sales personnel and seasoned sales engineers that work in partnership with our channel partners as well as on direct sales. We currently have sales offices in Redwood City, California; McLean, Virginia; New York, New York; Oakbrook Terrace, Illinois; Hurst, United Kingdom; Sofia, Bulgaria; Sydney, Australia; and Singapore.

Marketing

Our marketing strategy is to generate opportunities for sales transactions and to build awareness of Tumbleweed as a leading secure content delivery solutions vendor. We raise awareness and increase Tumbleweed mindshare through targeted, integrated campaigns highlighting both our company and our product offerings. We use public relations and online marketing to build general awareness, as well as targeted demand generation and channel enablement to fuel the pipeline of qualified sales opportunities. We utilize independent testing groups to demonstrate our competitive superiority in security effectiveness and ease of use of our products. We run direct marketing campaigns and events with our channel partners to generate sales opportunities for both our direct sales force and our channel partners.

Our marketing efforts are organized around the following four areas:

•

Product Management translates customer and market requirements into product plans and works with our engineering team to deliver high quality products. Product management also trains sales people on product information.

•	Product Marketing identifies target markets and customer opportunities, and develops the positioning, programs and materials to reach customers and support sales activities.

•	Channel Marketing oversees channel enablement and demand generation programs in order to generate qualified sales opportunities for our sales force and channel partners.

•

Corporate Marketing drives overall market awareness of Tumbleweed as a company and of our products through analyst and investor relations, media, events, and speaking engagements. Corporate marketing is also responsible for branding, corporate identity, and our website.

Governmental Regulation

All of our products are subject to U.S. export control laws and applicable foreign government import, export and/or use requirements. Minimal U.S. export restrictions apply to all products, whether or not they perform encryption functions. The violation of U.S. export control laws can result in the imposition of civil and criminal penalties and the denial of export privileges.

The Export Administration Regulations of the U.S. Department of Commerce regulate the export of most commercial products with encryption features. Under the Export Administration Regulations, except for exports involving embargoed countries and specific prohibited end-users, most encryption products may be exported, after a one-time technical review and classification, to non-governmental end-users around the world and to governmental end-users in certain favored countries. In a limited number of circumstances, such as exports to governmental end-users outside of favored countries, the prior technical review and classification is not sufficient to provide export authority. In these cases, encryption products may be exported under special Encryption Licensing Arrangements or individual export licenses that may be issued at the discretion of the Department of Commerce. We believe that we have completed the necessary technical reviews of the products and services we currently export, but new products that we acquire or develop may require technical review before we can export them. For the export of some of our products, we are subject to various post-shipment reporting requirements.

After inter-agency review, the Department of Commerce has liberalized the Export Administration Regulations numerous times over the past decade, including actions to relax certain reporting requirements, to remove the export licensing requirement for shipments to governmental end-users in 30 countries, including most of the United States’ major trading partners, and to remove the license requirement and prior review and classification requirement in limited circumstances. Liberalization of export regulations allows our products to be exported more quickly, at lower cost, and with more strength and, therefore, to be more competitive with products from foreign producers. However, export regulations may be modified at any time. As the U.S. government continues to examine its national security and foreign policy goals, particularly in relationship to its anti-terrorism efforts, there continues to be some risk that export regulations could become more restrictive in the future. Modifications to the encryption rules in the export regulations could reduce or eliminate our ability to export some or all of our products from the U.S. without a license in the future, which could put us at a disadvantage in competing for international sales compared to companies located outside of the U.S. that would not be subject to these restrictions.

Intellectual Property

We own 28 U.S. patents issued by the U.S. Patent and Trademark Office including 27 utility patents and one design patent. We have filed additional utility patent applications that are now pending in the U.S. Patent and Trademark Office, and also have numerous patent applications now pending in foreign jurisdictions. In addition, we currently have registered trademarks in the U.S. and internationally, including the mark Tumbleweed, and pursue other key trademarks and service marks from time to time.

Competition

The markets for our products are intensely competitive and rapidly changing. We believe there is no single competitor that offers the complete array of security products that we sell. We are aware of competitors that exist for each of our product lines and for some combined components of our solution sets.

•	Principal competition for SecureTransport: File transfer software and service providers such as Axway, Inc., Sterling Commerce, Inc. (a unit of AT&T Corp.), and GlobalSCAPE, Inc.

•	Principal competition for Secure Messenger: Companies offering email encryption products, such as Cisco Systems, Inc. (PostX and IronPort Systems), Voltage Security, Inc., PGP Corp., and Zix Corp.

•

Principal competition for MailGate: Companies offering various email content filtering, anti-spam, and antivirus products, such as Cisco Systems, Inc. (IronPort Systems), Clearswift Limited, Google, Inc. (Postini, Inc.), Proofpoint, Inc., and Secure Computing Corp.

•	Principal competition for Validation Authority: Identity validation software providers such as Alacris, Inc., CoreStreet Ltd., and SyTrust Technologies GmbH.

In addition to the competitors listed above, companies against which we do not presently directly compete may become competitors in the future, either through the expansion of our products or through their own product development in the area of secure online communication services.

Employees

As of December 31, 2007, we employed 332 people worldwide, including 144 in engineering, 74 in sales, 69 in professional services, 8 in marketing, and 37 combined in corporate management, finance, human resources, information technology, legal, and other administration. Our employees are not represented by any collective bargaining organization. We have never experienced a work stoppage and consider our relations with our employees to be good.

Our Executive Officers

Listed below are our executive officers as of March 17, 2008. There are no family relationships between any of the executive officers and there is no arrangement or understanding between any executive officer and any other person pursuant to which the executive officer was selected. At the annual meeting of our Board of Directors, which follows the annual meeting of stockholders, executive officers are appointed by the Board to hold office until their resignation or removal.

Name	Title	Age
James P. Scullion	Chairman of the Board of Directors and Chief Executive Officer	51
Timothy G. Conley	Senior Vice President of Finance and Chief Financial Officer	59
Dr. Taher A. Elgamal	Director and Chief Technology Officer	52
Nicholas W. Hulse	Executive Vice President of Worldwide Field Operations	42
Bernard J. Cassidy	Senior Vice President and General Counsel	53
Jorge E. Rodriguez	Senior Vice President of Product Development	42

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

Timothy G. Conley, Senior Vice President of Finance and Chief Financial Officer, is responsible for finance and administration. Prior to joining Tumbleweed in July 2003, Mr. Conley served as Vice President, Finance and Chief Financial Officer for Valicert, Inc. (“Valicert”) from January 2000 to June 2003 when it was acquired by Tumbleweed. Prior to joining Valicert, Mr. Conley was Vice President of Finance and Chief Financial Officer of Longboard, Inc. from September 1998 to January 2000. Prior to joining Longboard, Mr. Conley served as Vice President of Finance and Chief Financial Officer of Logicvision, from June 1997 to August 1998. Previously, Mr. Conley was Vice President of Finance and Chief Financial Officer of Verilink Corporation from November 1989 to May 1997. Mr. Conley holds a B.S. in Business Administration from Wisconsin State University.

Dr. Taher A. Elgamal, Director and Chief Technology Officer, is responsible for technical direction and for driving innovative research and development initiatives for Tumbleweed. Prior to joining Tumbleweed in October 2006, Dr. Elgamal served as Chairman and Chief Executive Officer of Ektasis, Inc. from April 2005 to September 2006. Prior to joining Ektasis, Inc., Dr. Elgamal was a founder, Chairman and Chief Technology Officer of Securify, Inc. from June 1998 to March 2005. Prior to founding Securify, Inc., Dr. Elgamal served as the Chief Scientist at Netscape, Inc. from April 1995 to June 1998. Dr. Elgamal has served on the Board of Directors of Tumbleweed since April 2003, and has also served on the Board of Directors of Phoenix Technology, RSA Security, and Valicert. Dr. Elgamal holds a Ph.D. and M.S. in Computer Science from Stanford University and a B.S. in Electrical Engineering from Cairo University.

Nicholas W. Hulse, Executive Vice President of Worldwide Field Operations, is responsible for overseeing sales, channel development, and professional services. Prior to joining Tumbleweed in March 2007, Mr. Hulse was Senior Vice President of Sales, Marketing, and Channel Development at FrontBridge Technologies, Inc. from January 2005 to August 2006, prior to which Mr. Hulse was Vice President Global Alliances at FrontBridge Technologies, Inc. from March 2003 to January 2005. Prior to joining FrontBridge Technologies, Inc., Mr. Hulse was General Manager/Senior Vice President at Cybertek Holdings/Secos, Inc. from May 2001 to December 2002. Prior to joining Cybertek Holdings/Secos, Inc., Mr. Hulse was a Vice President of Marketing, Product, and Channel Sales at Epoch Internet from January 2000 to May 2001. Prior to joining Epoch Internet, Mr. Hulse was Vice President of Marketing and Business Development at Aris Corporation from April 1997 to September 1999. Mr. Hulse holds a H.N.D. in Marketing and Finance and O.N.D. in Business Administration from Northumberland University, Newcastle-Upon-Tyne, United Kingdom.

Bernard J. Cassidy, Senior Vice President and General Counsel, is responsible for legal, corporate development, and human resources matters. Before joining Tumbleweed in May 1999, Mr. Cassidy was in private practice at Wilson Sonsini Goodrich & Rosati from August 1992 to May 1999, and at Skadden, Arps, Slate Meagher & Flom LLP from September 1989 to July 1992. Mr. Cassidy holds a B.A. in Philosophy from Loyola University, an M.A. in Philosophy from the University of Toronto and a J.D. from Harvard Law School.

Jorge E. Rodriguez, Senior Vice President of Product Development, is responsible for overseeing day-to-day engineering operations while playing a hands-on role in delivering on our product vision and roadmap. Prior to joining Tumbleweed in December 2007, Mr. Rodriguez was Vice President of Engineering at Borland Software Corporation from April 2005 to July 2007, prior to which Mr. Rodriguez was Senior Director of Engineering at Borland Software Corporation from May 2002 to April 2005. Prior to joining Borland Software Corporation, Mr. Rodriguez was Vice President of Research and Development at Highlander Engineering, Inc. from February 1997 to May 2002. Prior to joining Highlander Engineering, Inc., Mr. Rodriguez was Senior Systems Engineer at Nortel Networks Corporation from July 1993 to January 1997. Mr. Rodriguez holds a B.S. in Computer Science from University of South Florida.

Available Information

Our Internet address is www.tumbleweed.com. Information contained on our website is not part of this annual report on Form 10-K or any other report filed with or furnished to the Securities and Exchange Commission (“SEC”). We make available free of charge on www.tumbleweed.com our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Statements of changes in beneficial ownership of our securities by our executive officers and directors are made available on our web site by the end of the business day following the submission of such filings to the SEC.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding us.

In addition, a copy of these filings, excluding exhibits, may be requested at no cost by writing or telephoning the following address or telephone number:

Tumbleweed Communications Corp.

700 Saginaw Drive, Redwood City, CA 94063

Attention: Investor Relations

Telephone: (650) 216-2000

Item 1A—Risk Factors

We have a history of losses and may experience losses in the future.

We have a history of losses and may experience losses in the future. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $10.8 million, $4.9 million, and $3.9 million in 2007, 2006, and 2005, respectively. As of December 31, 2007, we had incurred cumulative net losses of $306.7 million.

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

As a result of these factors, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons may not be accurate indicators of future performance. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in our operating results from quarter to quarter. In addition, many of our customers delay purchases of our products until the end of each quarter. If we are unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. Moreover, we believe the challenges and difficulties that we face, as outlined above with respect to financial forecasts, also apply to securities analysts that may publish estimates of our financial results. Our operating results in the past have, and in future quarters may, fail to meet our expectations or those of securities analysts or our investors due to any of a wide variety of factors, including fluctuations in our performance as measured by any of a variety of metrics employed by such persons. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.

Competitive pricing, sales volume, mix and product costs could materially adversely affect our revenue and gross margins.

Our gross margins are impacted by a variety of factors, including competitive pricing, product costs (including in-licensed software), and both the volume and relative mixture of our product and service revenue streams. Increased product costs, increased pricing pressures, the relative and varying rates of increases or decreases in product costs and product prices, changes in product and service revenue mixture or decreased volume could each have a material adverse effect on our revenues, gross margins or ability to make a profit.

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

We may have difficulty in executing our business operations.

Our future operating results will depend on our overall ability to manage operations, which includes, among other things:

•	maintaining a strong balance sheet and positive or neutral cash flow;

•	retaining and hiring, as required, the appropriate number of qualified employees, in both domestic and international offices;

•

transitioning from our historical distribution model, which emphasized direct sales, to a distribution model that emphasizes sales through channel partners such as value added resellers and system integrators, especially with respect to our managed file transfer products;

•	growing our international sales;

•	building an adequate pipeline of prospective sales;

•	accurately forecasting revenues;

•	training our sales force and channel partners, particularly its newer members, to sell more products and services;

•	developing products with strong market appeal;

•	transitioning from our historical “waterfall” engineering practices to an “agile” product development model;

•	managing inventory levels, including minimizing excess and obsolete inventory, while maintaining sufficient inventory to meet customer demands;

•	controlling expenses, particularly sales, product development, and general and administrative expenses;

•	managing, protecting and enhancing, as appropriate, our infrastructure, including but not limited to, our information systems and internal controls; and

•	otherwise executing on our strategic plans.

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

We are substantially dependent on the continued services and performance of our executive officers and other key personnel and do not have long-term employment agreements with any of our key personnel. In this regard, during 2006 we appointed a new Chief Executive Officer and Chief Technology Officer and during 2007 we appointed new members of our sales management, including our Executive Vice President, Worldwide Field Operations. These new appointments subject us to heightened risks as these executive officers assume their roles, work together as a team, and make changes to our business and operations. The loss of the services of any of our executive officers or other key employees, including members of our sales force, could significantly delay or prevent the achievement of the goals of our strategic and operating plan.

If we have elected an ineffective strategy, or do not execute our strategy well, our business could be harmed.

Our objective is to leverage and expand our core products of managed file transfer and email security to be a leading provider of a broad platform of secure content delivery solutions. We believe there is substantial growth opportunity in the emerging secure content delivery market, which combines both secured email exchanges and managed file transfers. We have developed a strategic and operating plan based on what we believe to be critical success factors for growing our business in secure content delivery solutions. The plan includes four key initiatives: continuing to build our channel or indirect distribution model, leveraging our channel partnerships to address mid-sized enterprises and new vertical industries, expanding our international sales, and focusing on our core secure email and managed file transfer products. If the strategy we have elected to pursue turns out to be ineffective, it could significantly limit our ability to compete successfully against current and future competitors and otherwise negatively impact our business.

If on the other hand we have elected to pursue an effective strategy, but we do not execute our strategy well by optimizing our methods of producing, marketing, and selling our products, it could significantly limit our ability to compete successfully against current and future competitors and otherwise negatively impact our business.

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

The markets in which we compete are intensely competitive and rapidly changing, through consolidation and otherwise. In particular, the inbound email security market has been exhibiting significant pricing pressures. Vendors in our markets use different methods of marketing and distribution in order to meet expected customer demand. For example, our competitors include multiple software-only vendors, appliance-only vendors, and service providers, as well as vendors that offer a combination of some or all of the foregoing. Moreover, our competitors’ offerings range from single-function point products and services to more sophisticated and scalable multi-functional offerings. In addition, pricing and other terms and conditions of sales contracts also vary considerably among our competition. Because it is difficult to predict demand in our rapidly changing markets, we may not be able to manage our product development, marketing, and sales efforts in an optimal way, which may disadvantage our business in comparison to competitors.

Competitors may develop new technologies or products in advance of us or establish business models or technologies disruptive to us. Our business may be materially adversely affected by the announcement or introduction of new products, including hardware and software products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. We may experience product performance challenges that create negative publicity or otherwise inhibit our ability to maintain or increase our sales, which may also adversely affect our business. The material adverse effect to our business in any of the foregoing scenarios could include a decrease in demand for our products and services and an increase in the length of our sales cycle due to customers taking longer to compare products and services and to complete their purchases.

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

We expect that the market for messaging security products and especially inbound email security products will continue to become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As this market has continued to develop, a number of companies with greater resources than ours have increased their presence in this market and others could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or business partners.

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

A limited number of customers and vertical markets have accounted for a high percentage of our revenue, and either the failure to maintain or expand these customer relationships or the failure to penetrate new vertical markets could adversely affect our future revenue.

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. For 2007 and 2005, respectively, no single customer comprised 10% or more of Tumbleweed revenue. For 2006, one customer comprised 13% of our revenue. For 2007, 2006, and 2005, five customers comprised in the aggregate approximately 9%, 27%, and 11%, respectively, of our revenue.

In addition, a significant amount of our past business has been in three vertical markets: financial services, healthcare, and government. This concentration, especially with respect to the financial services market, which has constituted approximately 30% of our business, poses risks, particularly the risk that adverse conditions within the vertical market could result in reduced information technology spending in that vertical, which in turn could adversely impact our operating results.

Our appliance products may not be adopted in the market and expose us to hardware costs and supply chain issues.

Over time, we have expanded our portfolio of products sold on appliances, which are manufactured by a single third party. The inclusion of these hardware appliances in our product portfolio subjects us to additional risks, including, but not limited to:

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

Products and services provided to our international customers accounted for 12%, 7%, and 10% of our revenues for 2007, 2006, and 2005, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

Fluctuations in foreign currency exchange rates could affect our financial results.

We earn revenues, pay expenses, acquire assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues, income and expenses as well as assets and liabilities into U.S. dollars at exchange rates in effect during or at the end of each reporting period. Therefore, increases or decreases in the value of the U.S. dollar against other currencies affect our revenues, net income or loss, and the value of balance sheet items denominated in foreign currencies. We do not use derivative financial instruments to reduce our net exposure to currency exchange rate fluctuations, and we cannot provide assurance that fluctuations in foreign currency exchange rates would not materially affect our financial results. We have evaluated the use of such instruments in the past and will continue to do so in the future.

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

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

We assess the impairment of intangible assets and goodwill whenever events or changes in circumstances indicate the carrying value of those assets may not be recoverable, and also test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.

A principal stockholder of the Company could disrupt operations or increase our operating costs if it seeks influence or control of the Company in a manner that is not supported by our Board of Directors.

A principal stockholder of the Company, Empire Capital Partners and its affiliates, has announced it is considering alternative courses of action to maximize its investment in the Company. This action may include seeking representation of the Board of Directors, making recommendations to management concerning business strategies, strategic partnerships, dividend policies and other matters, or seeking to acquire control of the Company through a merger, proxy solicitation, tender offer, exchange offer, or otherwise. Although members of our management and our board of directors have met and may continue to meet with representatives of Empire with a view to soliciting and when appropriate incorporating their views, the Company may be unwilling or unable to satisfy Empire’s expectations. If Empire were to initiate a proxy solicitation to elect its own slate of directors or to seek to acquire control of the Company in a manner that is opposed by the Board of Directors, the Company would be required to aggressively respond, which could disrupt operations and have a material adverse effect on operating results. According to their public filings, Empire Capital Partners and its affiliates beneficially own 6,613,984 shares of common stock, or 12.9% of the Company’s outstanding shares.

Item 1B—Unresolved Staff Comments

None.

Item 2—Properties

We have an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease expires in July 2008 with current monthly rent payments of approximately $88,000. We are in the process of determining whether to renew this lease or relocate to a new leased office facility.

We also maintain sales offices in Hurst, United Kingdom; McLean, Virginia; New York, New York; Oakbrook Terrace, Illinois; and Sydney, Australia; all of which with a lease term expiring in 2008, and Singapore with a lease term expiring in 2009. Other offices we maintain include Pfaffikon, Switzerland, and Sofia, Bulgaria. The Pfaffikon lease has a lease term expiring in 2008. The Sofia lease has a lease term expiring in 2012.

Other than our office space in Redwood City, California, and Sofia, Bulgaria, none of our offices individually exceed 12,000 square feet in size. We are currently utilizing all of our leased facility space. We believe our current facilities, or available replacement space, will be adequate to meet our needs for the foreseeable future.

Item 3—Legal Proceedings

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of the common stock of Valicert, Inc. (which was later acquired by Tumbleweed) alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering (“IPO”) through December 6, 2000. It names as defendants Valicert, its former Chief Executive Officer, and its Chief Financial Officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

In June 2003, shortly before being acquired by Tumbleweed, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured.

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

In April 2007, the Court of Appeals Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the ruling of the Court of Appeals.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

Item 5—Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common stock is listed and quoted on the Nasdaq National Market under the symbol “TMWD.” The following table sets forth, for the calendar quarters indicated, the high and low trading prices per share for our common stock, as reported on the Nasdaq National Market.

	Tumbleweed Common Stock Prices
	High	Low
2007 Year
First Quarter Ended March 31	$3.58	$2.66
Second Quarter Ended June 30	$3.12	$2.50
Third Quarter Ended September 30	$2.60	$1.83
Fourth Quarter December 31	$2.16	$1.23
2006 Year
First Quarter Ended March 31	$3.08	$2.44
Second Quarter Ended June 30	$3.28	$2.70
Third Quarter Ended September 30	$2.97	$2.67
Fourth Quarter December 31	$2.88	$2.46

As of February 15, 2008, there were approximately 892 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or “street name” accounts held through brokers.

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

Tumbleweed Equity Compensation Plan Information

The following table sets forth, as of December 31, 2007, our outstanding warrants and the number of stock options outstanding under our stock option plans, the weighted-average exercise price of the stock options and warrants, and the number of stock options available for grant under our plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Stock option plans approved by stockholders	10,592,761	$3.12	3,147,570
Warrants and stock option plans not approved by stockholders	4,399,935	$3.49	6,672,540

Total	14,992,696	$3.23	9,820,110

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

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.00–$0.99	704,624	$0.91	4.7	704,624	$0.91
1.00–2.52	2,715,626	2.03	8.4	1,025,339	2.06
2.53–2.99	6,336,491	2.73	7.8	4,087,185	2.71
3.00–4.59	3,938,019	3.32	6.8	2,179,928	3.39
4.80–5.99	668,434	4.83	6.3	668,434	4.83
6.00–9.99	215,390	6.84	5.4	215,390	6.84
10.00–17.99	208,780	13.83	2.1	208,780	13.83
20.00–118.99	136,317	27.47	2.4	136,317	27.47

$0.05–$118.44	14,923,681	$3.21	7.3	9,225,997	$3.53

In conjunction with various financing arrangements and employment recruitment services provided to us in 1998, 1999, and 2001, we issued warrants to purchase an aggregate of approximately 583,113 shares of common stock. Additional warrants to purchase an aggregate of 289,789 shares of common stock were assumed in 2003 as a result of the merger with Valicert, none of which remained outstanding at December 31, 2007. As of December 31, 2007 and 2006, respectively, there were 69,015 and 72,845 warrants outstanding to purchase our common stock. Of the warrants that remain outstanding at December 31, 2007, 21,129 expire in April 2008 with an exercise price of $4.91; 10,266 expire in April 2008 with an exercise price of $5.84; 2,566 expire in February 2010 with an exercise price of $49.09; 1,283 expire in April 2010 with an exercise price of $49.09; and the remaining 33,771 expire in June 2011 with an exercise price of $6.66. During 2007 and 2006 no warrants were exercised.

Cumulative Total Return Graph

The following Corporate Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing. The following graph compares the cumulative five-year total stockholder return on our common stock with the total cumulative returns of the NASDAQ Composite Index and the Standard & Poor’s Internet Software & Services Index for the period beginning on December 31, 2002 through December 31, 2007. Total cumulative stockholder return assumes $100 invested at the beginning of the period in our common stock and each index (including reinvestment of dividends), respectively, and tracks the return on the investment through December 31, 2007.

Item 6—Selected Financial Data

Our selected consolidated financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report. The selected consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 and the selected consolidated balance sheet data as of December 31, 2007 and 2006 are derived from our audited consolidated financial statements contained elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004, and 2003 are derived from our audited consolidated financial statements not included or incorporated by reference in this report.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective transition method and therefore have not restated results for prior periods.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$57,455	$61,994	$50,001	$43,438	$30,595
Gross profit(1)	42,989	48,528	39,634	35,477	24,924
Operating expenses	55,074	54,501	44,502	43,171	34,834
Operating loss(2)	(12,085)	(5,973)	(4,868)	(7,694)	(9,910)
Net loss	(10,765)	(4,882)	(3,909)	(7,497)	(9,187)
Net loss per share—basic and diluted	$(0.21)	$(0.10)	$(0.08)	$(0.16)	$(0.26)
Shares used in calculating basic and diluted net loss per share	51,028	50,007	48,627	46,777	36,007

	December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,299	$30,511	$26,952	$21,435	$25,351
Total assets	91,836	96,931	91,104	87,716	56,346
Long-term debt, excluding current installments	—	—	—	200	467
Total stockholders’ equity	$57,811	$62,710	$61,217	$62,404	$32,595

(1)	Includes stock-based compensation expense of $142,000, $151,000, $2,000, $12,000, and $27,000, for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.
(2)	Includes stock-based compensation expense of $4.4 million, $4.5 million, $508,000, $628,000, and $139,000, for the years ended December 31, 2007, 2006, 2005, 2004, and 2003, respectively.

The tables below present unaudited selected quarterly financial data. All necessary adjustments have been included in the amounts stated below to present fairly the results of such periods when read in conjunction with the consolidated financial statements and notes to the consolidated financial statements included elsewhere in this report.

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2007
Revenue:
Product revenue	$5,957	$5,554	$5,121	$5,897
Service revenue	8,259	8,305	7,973	9,022
Intellectual property revenue	44	191	1,036	96

Total revenue	14,260	14,050	14,130	15,015

Cost of revenue:
Cost of product revenue	1,473	1,158	1,307	1,756
Provision for excess inventory	—	—	—	164
Cost of service revenue(1)	1,953	1,890	1,929	1,899
Amortization of intangible assets	234	234	234	234

Total cost of revenue	3,660	3,282	3,470	4,053

Gross profit	10,600	10,768	10,660	10,962

Operating expenses:
Research and development(1)	3,537	3,816	3,859	3,896
Sales and marketing(1)	6,842	7,806	7,311	6,617
General and administrative(1)	2,608	2,545	2,516	2,487
Amortization of intangible assets	39	39	44	183
Restructuring costs	930	—	—	—

Total operating expenses	13,956	14,206	13,730	13,183

Operating loss	(3,356)	(3,438)	(3,070)	(2,221)
Other income, net	294	322	381	339

Loss before provision for (benefit from) for income taxes	(3,062)	(3,116)	(2,689)	(1,882)
Provision for (benefit from) for income taxes	15	(33)	21	13

Net loss	(3,077)	(3,083)	(2,710)	(1,895)
Other comprehensive income (loss)—translation adjustments	48	35	(6)	17

Comprehensive loss	$(3,029)	$(3,048)	$(2,716)	$(1,878)

Net loss per share—basic and diluted	$(0.06)	$(0.06)	$(0.05)	$(0.04)

Weighted-average shares—basic and diluted	51,124	51,092	51,052	50,841

(1) Including stock-based compensation expense as follows:
Cost of service revenue	$37	$40	$39	$26
Research and development	186	200	257	303
Sales and marketing	164	502	319	220
General and administrative	501	574	575	561

Total stock-based compensation expense	$888	$1,316	$1,190	$1,110

	Quarters Ended
	December 31	September 30	June 30	March 31
	(in thousands, except per share data)
Fiscal 2006
Revenue:
Product revenue	$8,731	$7,273	$5,254	$7,425
Service revenue	7,597	7,469	7,343	7,255
Intellectual property revenue	366	357	2,549	375

Total revenue	16,694	15,099	15,146	15,055

Cost of revenue:
Cost of product revenue(1)	1,092	1,531	970	723
Provision for excess inventory	933	—	—	—
Cost of service revenue(1)	1,901	1,704	1,606	1,539
Amortization of intangible assets	234	234	489	510

Total cost of revenue	4,160	3,469	3,065	2,772

Gross profit	12,534	11,630	12,081	12,283

Operating expenses:
Research and development(1)	3,833	3,783	3,800	3,420
Sales and marketing(1)	8,016	6,937	6,596	6,453
General and administrative(1)	2,308	2,365	2,593	3,356
Amortization of intangible assets	204	204	312	321

Total operating expenses	14,361	13,289	13,301	13,550

Operating loss	(1,827)	(1,659)	(1,220)	(1,267)
Other income, net	363	278	301	264

Loss before provision for (benefit from) for income taxes	(1,464)	(1,381)	(919)	(1,003)
Provision for (benefit from) for income taxes	56	(7)	31	35

Net loss	(1,520)	(1,374)	(950)	(1,038)
Other comprehensive income (loss)—translation adjustments	(14)	5	(2)	9

Comprehensive loss	$(1,534)	$(1,369)	$(952)	$(1,029)

Net loss per share—basic and diluted	$(0.03)	$(0.03)	$(0.02)	$(0.02)

Weighted-average shares—basic and diluted	50,310	50,111	49,937	49,662

(1) Including stock-based compensation expense as follows:
Cost of product revenue	$3	$2	$2	$2
Cost of service revenue	36	33	34	39
Research and development	287	442	268	259
Sales and marketing	69	144	167	189
General and administrative	445	487	488	1,209

Total stock-based compensation expense	$840	$1,108	$959	$1,698

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

Overview

Tumbleweed Communications Corp. (“Tumbleweed” or “we”) is a recognized expert in providing managed file transfer, email security, and identity validation products for enterprise and government customers of all sizes. We provide comprehensive solutions that enable organizations to safely and confidently conduct business over the Internet, protecting data in motion and at rest with intuitive, pragmatic solutions that promote collaboration, prevent data loss, and reduce the cost of doing business.

We offer solutions in four comprehensive product suites: Tumbleweed SecureTransport™, Tumbleweed Secure Messenger™, Tumbleweed MailGate®, Tumbleweed Validation Authority™. Tumbleweed SecureTransport is an enterprise-class managed file product that enables customers to securely manage the exchange of large files and transactions without having to change internal infrastructure. Tumbleweed Secure Messenger is a policy-based email encryption product that enables deep-content inspection of incoming and outgoing mail, and dynamic application of user-defined encryption and routing preferences. Tumbleweed MailGate is a comprehensive email security product that provides inbound and outbound protection with protection against virus outbreaks, spam, and denial of service attacks, eliminating illegitimate email traffic before it can penetrate corporate firewalls. Tumbleweed Validation Authority is a leading product for determining the validity of digital certificates.

We are trusted by more than 3,200 enterprise and government customers who use our products to securely connect with employees, partners, and customers. Our traditional market focus has been in the financial services, healthcare, and government markets, but we are expanding into other market sectors, such as retail, manufacturing, energy, transportation and technology. The world’s most security conscious organizations use our products to safely exchange data, protect information assets, block email security threats, and ensure identity validation.

Revenue during 2007 decreased 7%, or $4.5 million, to $57.5 million from $62.0 million in 2006. This decrease was mainly due to a $7.8 million decrease in revenue from our Validation Authority products and a $2.3 million decrease in revenue from the licensing of intellectual property. These declines were partially offset by a 13%, or $5.5 million, combined increase in revenue from our SecureTransport, Secure Messenger, and MailGate products. The decrease in revenue from our Validation Authority products was due to five license transactions of $1.0 million or more in 2006 with no comparable transactions in 2007. The increase in total license revenue from our other products was due to the increased market adoption of those products due to an increase in the volume of license transactions and an increase in the size of our customer base. The impact of a decrease in our license revenue was partially offset by an increase in our service revenue due to the expansion of our customer base under support agreements.

Net loss increased 121%, or $5.9 million, as compared to 2006. Our increase in net loss was primarily due to a decrease in revenue and an increase in our cost of service revenue of $922,000 in 2007 as compared to 2006. Our cost of service revenue increased as professional services revenue increased in 2007 as compared to 2006 while cost of service revenue as a percentage of service revenue remained flat at 23% in both 2007 and 2006.

Outlook

We believe that our success in 2008 will depend on our ability to effectively manage the transition from being primarily a direct sales organization to having a greater portion of our business come through reseller partners, to expand our international revenue, to introduce competitive products while transitioning from our historic “waterfall” engineering practices to an “agile” product development model, and to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our main vertical market segments of financial services, healthcare, and government industries; timing of the closure of customer contracts; operational execution in growing our sales internationally; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies of a similar size and industry, particularly given that we operate in rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section for additional information.

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

	Years Ended December 31,
	2007	2006	2005
Revenue:
Product revenue	$22,529	$28,683	$20,945
Service revenue	33,559	29,664	26,103
Intellectual property revenue	1,367	3,647	2,953

Total revenue	57,455	61,994	50,001

Cost of revenue:
Cost of product revenue (1)	5,694	4,316	2,597
Provision for excess inventory	164	933	323
Cost of service revenue(1)	7,672	6,750	5,407
Amortization of intangible assets	936	1,467	2,040

Total cost of revenue	14,466	13,466	10,367

Gross profit	42,989	48,528	39,634

Operating expenses:
Research and development (1)	15,107	14,836	12,107
Sales and marketing (1)	28,575	28,002	25,194
General and administrative (1)	10,157	10,622	6,013
Amortization of intangible assets	305	1,041	1,284
Merger-related and other credit	—	—	(96)
Restructuring costs	930

Total operating expenses	55,074	54,501	44,502

Operating loss	(12,085)	(5,973)	(4,868)
Other income, net	1,336	1,206	982

Loss before provision for income taxes	(10,749)	(4,767)	(3,886)
Provision for income taxes	16	115	23

Net loss	$(10,765)	$(4,882)	$(3,909)

(1) Including stock-based compensation expense as follows:
Cost of product revenue	$—	$9	$—
Cost of service revenue	142	142	2
Research and development	946	1,256	219
Sales and marketing	1,205	569	168
General and administrative	2,211	2,629	121

Total stock-based compensation expense	$4,504	$4,605	$510

Years ended December 31, 2007 and 2006

Revenue. Revenue, which consists of product revenue, service revenue, and intellectual property revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered and/or for which collectibility is not considered probable. Product revenue consists of license fees and appliance fees (for products that are delivered on an appliance platform), and subscription-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property revenue consists of patent license agreement fees. Total revenue decreased to $57.5 million in 2007 from $62.0 million in 2006. The decrease in total revenue was primarily due to a $6.2 million decrease in product revenue and a $2.3 million decrease in patent license revenue, partially offset by a $2.4 million increase in support and maintenance revenue and a $1.4 decrease in professional services revenue.

Product revenue decreased to $22.5 million in 2007 from $28.7 million in 2006. The decrease in product revenue was due to a decrease in license revenue from our Validation Authority products of $9.1 million, partially offset by a total combined increase in license revenue from our SecureTransport, Secure Messenger, and MailGate products of $2.9 million. The decrease in license revenue from our Validation Authority products was due to five license transactions of $1.0 million or more in 2006 with no comparable transactions in 2007. The increase in total license revenue from our other products was due to the increased market adoption of those products due to an increase in the volume of license transactions and an increase in the size of our customer base.

Service revenue increased to $33.6 million in 2007 from $29.7 million in 2006 due to an increased number of customers covered by support agreements due to the expansion of our customer base and due to an increased customer demand for consulting and training services related to our SecureTransport product line.

Intellectual property revenue decreased to $1.4 million in 2007 from $3.6 million in 2006. The decrease in intellectual property revenue was due to a decrease in patent license revenue caused by having a large patent agreement during the three months ended June 30, 2006, with no comparable transactions in 2007.

Cost of Revenue. Cost of revenue is comprised of costs for product revenue, service costs, provision for excess inventory, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to corporate acquisitions. Cost of product revenue is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, and the cost of our products sold on appliances including related shipping and warranty costs. Service costs are comprised primarily of employee and employee-related costs, including stock-based compensation expense, for customer support, consulting and training, and contract development projects with third parties. Provision for excess inventory is comprised of costs associated with excess inventory resulting from our transitions to new appliance manufacturers. Total cost of revenue increased to $14.5 million in 2007 (or 25% of total 2007 revenue) from $13.5 million in 2006 (or 22% of total 2006 revenue), primarily due to a $1.4 million increase in our cost of product revenue, a $922,000 increase in our service costs, partially offset by a $769,000 decrease in our provision for excess inventory and a $531,000 decrease in our amortization of intangible assets.

Cost of product revenue increased to $5.7 million in 2007 (or 10% of total 2007 revenue) from $4.3 million in 2006 (or 7% of total 2006 revenue) due primarily to an increase in appliance costs and royalty costs. Appliance costs increased by $1.1 million during 2007 due to an increase in the number of appliances shipped to our customers as customer adoption of our appliance products increased relative to 2006. Royalties paid to third parties for software licensed by us for inclusion in our products increased by $619,000 during 2007, due to an increase in revenue from our anti-virus products and the increase in the number of appliance units shipped to our customers, both of which require third-party licenses for which we pay royalties. We expect cost of product revenue to increase during 2008 due to an expected increase in the number of appliance products to be shipped.

Provision for excess inventory of $164,000 in 2007 (or less than 1% of total 2007 revenue) and $933,000 in 2006 (or 2% of total 2006 revenue) was the estimated loss for excess inventory and purchase commitments associated with transitioning our hardware products to new appliance manufacturers.

Cost of service revenue increased to $7.7 million in 2007 (or 13% of total 2007 revenue) from $6.8 million in 2006 (or 11% of total 2006 revenue) due primarily to an $851,000 increase in employee-related costs. Employee-related costs increased due to an increase in average services headcount and an increase in incentive compensation as professional services revenue increased in 2007 as compared to 2006. Average services headcount increased to 77 employees in 2007 from 65 employees in 2006 primarily due to transitioning from a partial utilization of third parties in our support function towards a full employee-based support model and due to the need for greater personnel resources to fulfill our customer service requirements due to our increased service revenues.

Amortization of intangible assets included in cost of revenue decreased to $936,000 in 2007 (or 2% of total 2007 revenue) from $1.5 million in 2006 (or 2% of total 2006 revenue) due to the amortization in full during the three months ended June 30, 2006 of the intangible assets for core/developed technology and maintenance agreements acquired during the acquisition of Valicert. Intangible assets, amortization for which is included in cost of revenue, will be amortized in full in the three months ended March 31, 2008.

Research and Development Expenses. Research and development expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense and other costs required for the development and quality assurance of our products. Research and development expenses increased to $15.1 million in 2007 (or 26% of total 2007 revenue) from $14.8 million in 2006 (or 24% of total 2006 revenue), primarily due to a $226,000 increase in consulting costs. Consulting costs increased due to a greater utilization of third-parties to assist in our research and development processes.

Sales and Marketing Expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, travel expenses, and costs associated with marketing program costs. Sales and marketing expenses increased to $28.6 million in 2007 (or 50% of total 2007 revenue) from $28.0 million in 2006 (or 45% of total 2006 revenue) primarily due to a $636,000 increase in stock-based compensation expense. Stock-based compensation expense increased primarily due to the expense associated with the terminations of certain employees and a greater number of stock options vesting over 2007 as compared to 2006.

General and Administrative Expenses. General and administrative expenses consist primarily of employee and employee-related costs, including stock-based compensation expense, for our administrative, finance, legal, and human resources departments, as well as public reporting costs and professional fees including intellectual property enforcement and protection costs. General and administrative expenses decreased to $10.2 million in 2007 (or 18% of total 2007 revenue) from $10.6 million in 2006 (or 17% of total 2006 revenue). The decrease in general and administrative expense was primarily due to a $418,000 decrease in stock-based compensation expense. Stock-based compensation expense decreased due to recognition of expense related to a large stock-based award, a portion of which vested immediately upon the grant in January 2006 with no comparable expense in 2007.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Incubator Limited, and Corvigo, Inc. acquisitions. Amortization of intangible assets included in operating expenses decreased to $305,000 in 2007 (or 1% of total 2007 revenue) from $1.0 million in 2006 (or 2% of total 2006 revenue). The decrease in the amortization of intangible assets included in operating expenses was due to the amortization in full during the three months ended June 30, 2006 of the customer base and reseller agreements acquired during the Valicert acquisition. Intangible assets, amortization for which is included in operating expenses, will be amortized in full in the three months ended March 31, 2008.

Restructuring costs. Restructuring costs of $930,000 for 2007 were comprised of severance costs to terminated employees and associated legal expenses. During the fourth quarter of 2007, an expense reduction program was implemented that included the termination of approximately 40 employees. As of December 31, 2007, the remaining liability related to these costs is $520,000. There were no restructuring costs in 2006.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities. Other income, net, increased to $1.3 million in 2007 from $1.2 million in 2006. The increase in other income, net, was primarily due to increase in interest income driven by an increase in interest rates.

Years ended December 31, 2006 and 2005

Revenue. Total revenue increased to $62.0 million in 2006 from $50.0 million in 2005. The increase in total revenue was primarily due to a $7.7 million increase in product revenue, a $3.6 million increase in support and maintenance revenue, and a $694,000 increase in patent license revenue.

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

Merger-related and other credit. There were no merger-related and other credit in 2006. Merger-related and other costs of a net credit of $96,000 for 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom and a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit.

Other income, net. Other income, net, increased to $1.2 million in 2006 from $982,000 in 2005. The increase in other income, net, was primarily due to increase in interest income driven by an increase in interest rates and a larger cash balance.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the issuance of equity securities. As of December 31, 2007, we had approximately $26.3 million in cash and cash equivalents.

Net cash used in operating activities in 2007 was $4.2 million, which was primarily the result of our net loss of $10.8 million, offset by non-cash charges of $4.5 million for stock-based compensation expense and $2.6 million for depreciation and amortization expenses.

Net cash used in operating activities for 2007 was $4.2 million compared to net cash provided by operating activities for 2006 of $3.8 million. This was primarily the result of a $5.9 million increase in our net loss and a $992,000 decrease in depreciation and amortization expense in 2007 compared to 2006.

Net cash used in investing activities decreased to $1.5 million in 2007 from $1.6 million in 2006. Net cash used in investing activities for both 2007 and 2006 was comprised of purchases of property and equipment. Net cash used in investing activities decreased in 2007 as compared to 2006 due to the timing of payments.

Net cash provided by financing activities was $1.4 million in 2007 and 2006, respectively. Net cash provided by financing activities for both 2007 and 2006 was comprised of proceeds from the issuance of our common stock.

As of December 31, 2007, our principal commitments consisted of obligations related to outstanding operating leases and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

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

Off-Balance Sheet Arrangements

At December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

Future cash payments for contractual obligations and commercial commitments as of December 31, 2007, are as follows (in thousands):

	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years	Total
Operating leases	$1,221	$838	$791	$—	$2,850
Unconditional purchase obligations	1,870	1,579	—	—	3,449

Total	$3,091	$2,417	$791	$—	$6,299

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we may agree to indemnify the third-party to such arrangement from any losses incurred relating to the services they perform on behalf of us or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments we have made related to these indemnifications have been immaterial.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes and requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007. The impact of FIN 48 did not have a material effect on our consolidated financial position, results of operations, or cash flows.

As of January 1, 2007, we did not have any federal, state, and foreign unrecognized tax benefits. Upon the adoption of FIN 48, we adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For the years prior to adoption of FIN 48, we did not have interest or penalties on unrecognized tax benefits and therefore, had no established accounting policy. As of January 1, 2007, we had no interest or penalties accrued on unrecognized tax benefits. We file income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Due to our net operating losses, we are subject to examinations by U.S. federal and state income tax authorities for all our historical periods. As of December 31, 2007, we did not have and do not expect to have any material changes to unrecognized tax benefits within the next twelve months.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on Issue 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-03”). EITF 06-03 provides guidance on an entity’s disclosure of its accounting policy regarding the gross or net presentation of certain taxes and provides that if taxes included in gross revenues are significant, a company should disclose the amount of such taxes for each period for which an income statement is presented (i.e., both interim and annual periods). Taxes within the scope of EITF 06-03 are those that are imposed on and concurrent with a specific revenue-producing transaction. The guidance is effective for interim and annual periods beginning after December 15, 2006. We did not have and do not expect to have any material impact of EITF 06-03 on our financial position and results of operations.

In June 2006, the FASB ratified the EITF consensus on Issue 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-02”). EITF 06-02 requires that the costs associated with unrestricted sabbaticals and other similar benefit arrangements be recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 are effective for fiscal years beginning after December 15, 2006. We applied the provisions of EITF 06-02 through a cumulative effect adjustment that resulted in increases of $117,000 each to our accumulated deficit and accrued liabilities balances, respectively. The changes in accumulated deficit for 2007 are as follows:

(In thousands)
Balance as of December 31, 2006	$(295,812)
Net loss	(10,765)
Adoption effect of EITF 06-02	(117)

Balance as of December 31, 2007	$(306,694)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is generally effective for financial statements issued for fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis for fiscal years beginning after December 31, 2008. We do not expect SFAS 157 to have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and will be adopted by us beginning in the first quarter of 2010. Although we will continue to evaluate the application of SFAS No. 141R, we do not currently believe adoption will have a material impact on our financial condition or operating results.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008 and will be adopted by us beginning in the first quarter of 2009. Although we will continue to evaluate the application of SFAS 141R and SFAS 160, we do not currently believe adoption will have a material impact on our financial condition or operating results.

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

Revenue Recognition

We derive our revenue from three sources: (i) product revenue, which includes license fees and appliance fees (for products that are delivered on an appliance platform), and subscription-based license fees; (ii) service revenue, which consists of support and maintenance fees, consulting fees, and training fees; and (iii) intellectual property revenue, which consists of patent license agreement fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period based on the judgments and estimates made by our management.

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

Our software products are typically fully functional upon delivery and do not require significant modification or alteration. For arrangements where services are not essential to the functionality of the software, customers typically purchase consulting services to facilitate the adoption of our technology, but they may also decide to use their own resources or appoint other professional service organizations to perform these services. Software products and related support and maintenance services may be billed separately and independently from professional services, which are typically billed on either a time-and-materials basis or a fixed fee basis. For time-and-materials contracts, we recognize revenue as the services are performed. For fixed fee engagements with milestones or acceptance provisions, revenue is recognized upon the completion of a milestone or acceptance, if applicable.

We recognize revenue from patent license agreements when (i) the patent license agreement is executed, (ii) the amounts due are fixed, determinable, and billable, and (iii) collection of the resulting receivable is probable.

We recognize revenue from indirect channels such as resellers using the same criteria as is used for arrangements obtained through our direct sales team.

We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date pursuant to the terms of the arrangement. We account for the estimated cost of product and service warranties in accordance with SFAS 5, Accounting for Contingencies, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Costs related to warranty claims were $231,000, $278,000, and $0 in 2007, 2006, and 2005, respectively.

Stock-based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, stock-based compensation expense includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). We recognize stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with our methodology prior to the adoption of SFAS 123R and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. In accordance with the provisions of SFAS 123R, we recognize stock-based compensation expense net of an estimated forfeiture rate and recognize the compensation expense for only those shares expected to vest over the requisite service period of the award, which is generally the option vesting term. We estimate the forfeiture rate based on our historical experience during the preceding term that equals the expected life of the options. The expected life of the options is based on the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and our historical exercise patterns. Our expected volatility is based on the daily historical volatility of our common stock, over the expected life of the option. The risk-free rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. Where the expected term of our stock-based awards does not correspond with the terms for which interest rates are quoted, we perform a straight-line interpolation to determine the rate from the available term maturities. Determining the fair value of stock based awards at the grant date requires judgment, including estimating the expected life of stock options, the expected volatility of our stock and the amount of stock options expected to be forfeited. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Actual results, and future changes in estimates, may differ substantially from our current estimates and our results of operations could be materially impacted.

Prior to January 1, 2006, we accounted for our stock-based compensation arrangements for employees and non-employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB25”). Accordingly, stock-based compensation expense was generally recorded for fixed plan stock options on the date of grant only when either options were granted to non-employees or the fair value of the underlying common stock exceeded the exercise price for stock options granted.

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

On July 19, 2005, our Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $3.82 per share previously awarded to our employees (including our executive officers) and our Directors under our stock option plans. The acceleration of vesting was effective for stock options outstanding as of July 19, 2005. Options to purchase approximately 1.7 million shares of common stock were accelerated. All of the options accelerated had exercise prices greater than our common stock price of $3.24 on the date of acceleration. The weighted-average exercise price of the options accelerated was $5.00. In accordance with the provisions of APB25, no stock-based compensation expense was recognized as a result of the acceleration since the exercise price of all the accelerated options exceeded our common stock price on the date of acceleration. The purpose of the acceleration was to enable us to avoid recognizing compensation expense associated with these options in future periods in our consolidated statement of operations upon our adoption of SFAS 123R.

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

We evaluate whether goodwill is impaired on at least an annual basis in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) or more frequently if certain indicators are present. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We completed our annual assessment of goodwill in the three months ended June 30, 2007, 2006, and 2005, respectively, and no impairment of goodwill was determined as a result of these assessments. Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by Tumbleweed for federal income tax purposes. As of December 31, 2007, we had goodwill of $48.1 million.

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

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of December 31, 2007, none of our cash equivalents were subject to market risk.

Item 8—Financial Statements and Supplementary Data

TUMBLEWEED COMMUNICATIONS CORP.

R EPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tumbleweed Communications Corp.:

We have audited the accompanying consolidated balance sheets of Tumbleweed Communications Corp. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A(c). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP

Mountain View, California

March 14, 2008

T UMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$26,299	$30,511
Accounts receivable, net of allowance for doubtful accounts of $368 and $431 as of December 31, 2007 and 2006, respectively	13,074	12,506
Other current assets	1,733	1,938

Total current assets	41,106	44,955
Property and equipment, net	2,038	1,820
Goodwill	48,074	48,074
Intangible assets, net	233	1,470
Other assets	385	612

Total assets	$91,836	$96,931

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$820	$1,808
Accrued liabilities	6,795	7,522
Accrued merger-related and other costs	—	97
Deferred revenue	20,996	20,003

Total current liabilities	28,611	29,430
Deferred revenue, excluding current portion	5,401	4,728
Other long-term liabilities	13	63

Total liabilities	34,025	34,221

Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized, zero shares outstanding as of December 31, 2007 and 2006, respectively	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized, 51,129,313 and 50,427,209 shares outstanding as of December 31, 2007 and 2006, respectively	52	51
Additional paid-in capital	365,155	359,238
Treasury stock (717,500 shares as of December 31, 2007 and 2006, respectively)	(796)	(796)
Accumulated other comprehensive income	94	29
Accumulated deficit	(306,694)	(295,812)

Total stockholders’ equity	57,811	62,710

Total liabilities and stockholders’ equity	$91,836	$96,931

See accompanying notes to consolidated financial statements.

T UMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005
Revenue:
Product revenue	$22,529	$28,683	$20,945
Service revenue	33,559	29,664	26,103
Intellectual property revenue	1,367	3,647	2,953

Total revenue	57,455	61,994	50,001

Cost of revenue:
Cost of product revenue(1)	5,694	4,316	2,597
Provision for excess inventory	164	933	323
Cost of service revenue(1)	7,672	6,750	5,407
Amortization of intangible assets	936	1,467	2,040

Total cost of revenue	14,466	13,466	10,367

Gross profit	42,989	48,528	39,634

Operating expenses:
Research and development(1)	15,107	14,836	12,107
Sales and marketing(1)	28,575	28,002	25,194
General and administrative(1)	10,157	10,622	6,013
Amortization of intangible assets	305	1,041	1,284
Merger-related and other credit	—	—	(96)
Restructuring costs	930	—	—

Total operating expenses	55,074	54,501	44,502

Operating loss	(12,085)	(5,973)	(4,868)
Other income, net	1,336	1,206	982

Loss before provision for income taxes	(10,749)	(4,767)	(3,886)
Provision for income taxes	16	115	23

Net loss	$(10,765)	$(4,882)	$(3,909)

Net loss per share—basic and diluted	$(0.21)	$(0.10)	$(0.08)

Weighted-average shares—basic and diluted	51,028	50,007	48,627

(1) Including stock-based compensation expense as follows:
Cost of product revenue	$—	$9	$—
Cost of service revenue	142	142	2
Research and development	946	1,256	219
Sales and marketing	1,205	569	168
General and administrative	2,211	2,629	121

See accompanying notes to consolidated financial statements.

T UMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

Years Ended December 31, 2007, 2006 and 2005

(in thousands, except share data)

	Common Stock Shares	Common Stock Amount	Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income (Loss)	Comprehensive Loss	Accumulated Deficit	Total Stock holders’ Equity
BALANCES, DECEMBER 31, 2004	48,154,581	$48	$351,122	$(796)	$(525)	$(651)		$(286,794)	$62,404
Net loss	—	—	—	—	—	—	(3,909)	(3,909)	(3,909)
Foreign currency translation adjustment	—	—	—	—	—	58	58	—	58

Total comprehensive loss							$(3,851)

Issuance of common stock upon exercise of stock options	1,338,379	2	2,152	—	—	—		—	2,154
Amortization of deferred stock-based compensation expense	—	—	—	—	446	—		—	446
Credit to deferred stock-based compensation related to terminated employees	—	—	(172)	—	92	—		—	(80)
Deferred stock-based compensation expense related to severance agreements	—	—	144	—	—	—		—	144
Deferred stock-based compensation expense related to stock options granted to non-employees	—	—	178	—	(178)	—		—	—

BALANCES, DECEMBER 31, 2005	49,492,960	$50	$353,424	$(796)	$(165)	$(593)		$(290,703)	$61,217
Cumulative effect of adjustments from the adoption of SAB No. 108	—	—	—	—	—	624		(227)	397

ADJUSTED BALANCES, DECEMBER 31, 2005	49,492,960	$50	$353,424	$(796)	$(165)	$31		$(290,930)	$61,614
Net loss	—	—	—	—	—	—	(4,882)	(4,882)	(4,882)
Foreign currency translation adjustment	—	—	—	—	—	(2)	(2)	—	(2)

Total comprehensive loss							$(4,884)

Issuance of common stock upon exercise of stock options	934,249	1	1,356	—	—	—		—	1,357
Additional paid in capital from stock-based compensation expense	—	—	4,605	—	—	—		—	4,605
Reduction in deferred stock-based compensation and additional paid in capital upon adoption of SFAS 123R	—	—	(165)	—	165	—		—	—
Tax benefit from employee stock options	—	—	18	—	—	—		—	18

BALANCES, DECEMBER 31, 2006	50,427,209	$51	$359,238	$(796)	$—	$29		$(295,812)	$62,710
Net loss	—	—	—	—	—	—	(10,765)	(10,765)	(10,765)
Foreign currency translation adjustment	—	—	—	—	—	65	65	—	65

Total comprehensive loss							$(10,700)

Issuance of common stock upon exercise of stock options	702,104	1	1,413	—	—	—		—	1,414
Additional paid in capital from stock-based compensation expense	—	—	4,504	—	—	—		—	4,504
Adoption effect of EITF 06-02	—	—	—	—	—	—		(117)	(117)

BALANCES, DECEMBER 31, 2007	51,129,313	$52	$365,155	$(796)	$—	$94		$(306,694)	$57,811

See accompanying notes to consolidated financial statements.

T UMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows provided by (used in) operating activities:
Net loss	$(10,765)	$(4,882)	$(3,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,504	4,605	510
Depreciation and amortization expense	2,641	3,633	4,471
Bad debt expense	22	55	—
Loss (gain) on disposal of property and equipment	(163)	44	45
Changes in operating assets and liabilities:
Accounts receivable	(590)	(3,493)	(1,609)
Other current assets and other assets	432	(594)	177
Accounts payable, accrued liabilities, and other long-term liabilities	(1,819)	2,800	1,214
Accrued merger-related and other costs	(97)	(136)	(972)
Deferred revenue	1,666	1,785	4,783

Net cash provided by (used in) operating activities	(4,169)	3,817	4,710

Cash flows used in investing activities–purchase of property and equipment	(1,522)	(1,631)	(938)

Cash flows from financing activities:
Repayments of borrowings	—	—	(467)
Proceeds from issuance of common stock	1,414	1,357	2,154
Tax benefit from employee stock option plans	—	18	—

Net cash provided by financing activities	1,414	1,375	1,687

Effect of exchange rate fluctuations	65	(2)	58

Net increase (decrease) in cash and cash equivalents	(4,212)	3,559	5,517
Cash and cash equivalents, beginning of year	30,511	26,952	21,435

Cash and cash equivalents, end of year	$26,299	$30,511	$26,952

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$—	$—	$20

Cash paid during the year for taxes	$80	$13	$11

See accompanying notes to consolidated financial statements.

T UMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2007, 2006, and 2005

(1)    Organization

Tumbleweed Communications Corp. (“Tumbleweed”) is a recognized expert in providing managed file transfer, email security, and identity validation products for enterprise and government customers of all sizes. With Tumbleweed’s products, organizations can block security threats, protect information, confidently conduct business online, and reduce their cost of doing business. Tumbleweed provides comprehensive solutions for secure file transfer, email threat protection, email encryption, and identity validation that allow organizations to safely and confidently conduct business over the Internet.

(2)    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation Policy

The accompanying consolidated financial statements include the accounts of Tumbleweed and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior years amounts to properly state cash capital expenditures in the consolidated financial statement of cash flows and to conform to the current year presentation. The effects of these reclassifications were immaterial to operating and investing cash flows in 2006 and 2005.

Cash and Cash Equivalents

Tumbleweed considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market funds with qualified financial institutions. To analyze accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial condition and, when necessary, records bad debt expense. No single customer comprised 10% or more of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2007. One customer comprised 27% of Tumbleweed accounts receivable balance, net of allowance for doubtful accounts, at December 31, 2006. This balance was collected in full during the three months ended March 31, 2007. For 2007 and 2005, respectively, no single customer comprised 10% or more of Tumbleweed’s revenue. For 2006, one customer comprised 13% of revenue.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the asset, generally 2 to 5 years for computers, software, furniture, and equipment; and the shorter of the estimated useful life of the asset or the remaining lease term for leasehold improvements. Tumbleweed recorded depreciation expense of $1.4 million, $1.1 million, and $1.1 million for 2007, 2006, and 2005, respectively.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Maintenance and repairs are expensed as incurred. Renewals and betterments that materially extend the lives of assets are capitalized and depreciated. Upon disposal, the assets’ cost and accumulated depreciation are removed from the balance sheet and any resulting gain or loss is recorded in the consolidated statement of operations.

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

Restricted Cash and Letters of Credit

Tumbleweed had restricted cash in the amounts of $0 and $26,000 included as a part of Other current assets on its consolidated balance sheets as of December 31, 2007 and 2006, respectively. Tumbleweed had restricted cash in the amounts of $369,000 and $571,000 included as a part of Other assets on its consolidated balance sheets as of December 31, 2007 and 2006, respectively. The restricted cash primarily relates to letters of credit held by the lessors of Tumbleweed’s Redwood City, California and Sofia, Bulgaria offices and its former office in Palo Alto, California.

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

As of December 31, 2007, in connection with the acquisitions of Corvigo inc. (“Corvigo”), Incubator Limited (“Incubator”), and Valicert, Inc. (“Valicert”) on March 18, 2004, March 15, 2004, and June 23, 2003, respectively, Tumbleweed recognized $33.4 million, $1.4 million, and $13.3 million of goodwill, respectively, representing the excess of the respective purchase prices over the fair values of the acquired net tangible and identified intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, (“SFAS 142”), the goodwill acquired in the Corvigo, Incubator, and Valicert acquisitions is not amortized, but instead, the goodwill balances will be tested for impairment at least annually and more frequently if certain indicators are present. Any future impairment loss related to the goodwill recorded in connection with the acquisitions of Corvigo, Incubator, and Valicert will not be deductible by Tumbleweed for federal income tax purposes.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Tumbleweed derives its revenue from three sources: (i) product revenue, which includes license fees and appliance fees (for products that are delivered on an appliance platform), and subscription-based license fees; (ii) service revenue, which consists of support and maintenance fees, consulting fees, and training fees; and (iii) intellectual property revenue, which consists of patent license agreement fees. As described below, significant management judgments and estimates must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of Tumbleweed’s revenue for any period based on the judgments and estimates made by its management.

Tumbleweed recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition” With Respect to Certain Transactions (“SOP 98-9”). Tumbleweed makes significant judgments related to revenue recognition. Specifically, as set forth in paragraph 8 of SOP 97-2 in connection with each transaction involving our products, Tumbleweed must evaluate whether: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the fee is fixed or determinable, and (iv) collectibility is probable. Tumbleweed applies these criteria as discussed below.

•

Persuasive evidence of an arrangement exists.    Tumbleweed requires a written contract, signed by both the customer and Tumbleweed, or a purchase order from those customers that have previously negotiated a standard license arrangement or volume purchase agreement with Tumbleweed prior to recognizing revenue on an arrangement.

•

Delivery has occurred.    Tumbleweed delivers software to its customers physically or electronically. For physical deliveries, Tumbleweed’s transfer terms are typically free on board, or FOB, shipping point. For electronic deliveries, delivery occurs when Tumbleweed provides the customer access codes or “keys” that allow the customer to take immediate possession of the software.

•

The fee is fixed or determinable.    Tumbleweed’s determination that an arrangement fee is fixed or determinable depends principally on the arrangement’s payment terms. Tumbleweed’s standard payment terms require the arrangement fee to be due within a maximum of 90 days. Where these terms apply, Tumbleweed regards the fee as fixed or determinable and recognizes revenue upon delivery pursuant to the terms of the arrangement, assuming all other revenue recognition criteria are met. If the payment terms do not meet this standard, which Tumbleweed refers to as “extended payment terms,” Tumbleweed does not consider the fee to be fixed or determinable and generally recognizes revenue when customer installments are due and payable.

•

Collectibility is probable.    To recognize revenue, Tumbleweed must judge collectibility of the arrangement fees, which it does on a customer-by-customer basis pursuant to its credit review policy. Tumbleweed typically sells to customers with whom it has a history of successful collection. For new customers, Tumbleweed evaluates their financial position and ability to pay. If Tumbleweed determines that collectibility is not probable based upon its credit review process or its customer’s payment history, Tumbleweed recognizes revenue when payment is received.

Tumbleweed allocates revenue on software transactions (referred to as “arrangements” in the accounting literature) involving multiple elements to each undelivered element based on their respective fair values. Specifically, in a multi-element arrangement Tumbleweed allocates revenue first to undelivered elements such as support and maintenance, consulting services, and training based on each element’s fair value and the residual is allocated to the product license as product revenue. The fair value of support and maintenance fees is recognized ratably over the contractual term of the maintenance, typically one year. The fair value of services not considered essential to the functionality of the product or technology delivered is initially deferred and recognized as

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue as the services are performed. Tumbleweed’s determination of the fair value of each element in multiple element arrangements is based on vendor-specific objective evidence (“VSOE”). Tumbleweed limits its assessment of the VSOE of fair value for each element to the price charged when that element is sold separately.

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

Tumbleweed recognizes revenue from indirect channels such as resellers using the same criteria as are used for arrangements obtained through its direct sales team.

Tumbleweed typically grants its customers a warranty which guarantees that its products will substantially conform to its current specifications for 90 days from the delivery date pursuant to the terms of the arrangement. Tumbleweed accounts for the estimated cost of product and service warranties in accordance with SFAS 5, Accounting for Contingencies, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the accrual recorded is equal to the costs to repair or otherwise satisfy the claim. Costs related to warranty claims were $231,000, $278,000, and $0 in 2007, 2006, and 2005, respectively.

Advertising

Tumbleweed expenses advertising costs as incurred. Total advertising expense was $552,000, $236,000, and $111,000, for 2007, 2006, and 2005, respectively.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Tumbleweed recognizes stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with its methodology prior to the adoption of SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”) and consistent with the method described in Financial Accounting Standards Board Interpretation 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

Prior to January 1, 2006, Tumbleweed accounted for its stock-based compensation arrangements for employees and non-employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB25”). Accordingly, stock-based compensation expense was generally recorded for fixed plan stock options on the date of grant only when either options were granted to non-employees or the fair value of the underlying common stock exceeded the exercise price for stock options granted.

Had stock-based compensation expense for Tumbleweed’s stock-based compensation plans been determined consistent with the fair value approach set forth in SFAS 123, Tumbleweed’s net losses for 2005 would have been as follows (in thousands, except per share amounts):

2005
Net loss as reported	$(3,909)
Add: Stock-based compensation expense included in net loss	510
Less: Total stock-based compensation determined under fair value based method for all awards	(10,650)

Net loss pro forma	$(14,049)

Basic and diluted net loss per share as reported	$(0.08)

Basic and diluted net loss per share pro forma	$(0.29)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 19, 2005, Tumbleweed Board of Directors approved the acceleration of vesting of certain unvested stock options with exercise prices equal to or greater than $3.82 per share previously awarded to its employees (including executive officers) and Directors under Tumbleweed stock option plans. The acceleration of vesting was effective for stock options outstanding as of July 19, 2005. Options to purchase approximately 1.7 million shares of common stock were accelerated. All of the options accelerated had exercise prices greater than our common stock price of $3.24 on the date of acceleration. The weighted-average exercise price of the options accelerated was $5.00. In accordance with the provisions of APB25, no stock-based compensation expense was recognized as a result of the acceleration since the exercise price of all the accelerated options exceeded our common stock price on the date of acceleration. The purpose of the acceleration was to enable Tumbleweed to avoid recognizing compensation expense associated with these options in future periods in its consolidated statement of operations upon its adoption of SFAS 123R.

Tumbleweed estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected life of the options is based on the weighted-average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and Tumbleweed’s historical exercise patterns. Tumbleweed’s expected volatility is based on the daily historical volatility of Tumbleweed’s common stock, over the expected life of the option. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. When the expected term of Tumbleweed’s stock-based awards does not correspond with the terms for which interest rates are quoted, Tumbleweed performs a straight-line interpolation to determine the rate from the available term maturities. Tumbleweed has not historically paid dividends, thus the expected dividend yield is zero. Tumbleweed issues new shares of common stock upon the exercise of stock options. The assumptions for 2007, 2006, and 2005, respectively, are as follows:

	2007	2006	2005
Stock options:
Weighted-average fair value of grants	$1.65	$1.86	$2.16
Expected life	4.5 years	4.5 years	4.0 years
Expected volatility	69%	81%	89%
Risk-free interest rate	4.40%	4.75%	3.99%
Dividend yield	0%	0%	0%

The cost of restricted stock awards is determined using the fair value of Tumbleweed’s common stock on the date of the grant, and compensation expense is recognized over the vesting period. Vesting periods are determined by Tumbleweed Board of Directors. Generally, restricted stock awards are subject to the employee’s continuing service to Tumbleweed. The weighted-average grant date fair value of restricted stock granted during 2007 was $2.62.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total stock-based compensation expense for 2007, 2006, and 2005 was as follows:

	Years Ended December 31,
	2007	2006	2005
Cost of product revenue	$—	$9	$—
Cost of service revenue	142	142	2
Research and development	946	1,256	219
Sales and marketing	1,205	569	168
General and administrative	2,211	2,629	121

Total stock-based compensation expense	$4,504	$4,605	$510

Tumbleweed issues new shares of common stock upon the exercise of stock options. The following is a summary of activity for Tumbleweed’s stock option plans for 2007:

Options	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2007	13,919,751	$3.63
Granted	4,455,450	2.69
Exercised	(714,586)	2.90
Forfeited, cancelled, and expired	(2,736,934)	4.84

Outstanding at December 31, 2007	14,923,681	$3.21	7.30	$663

Vested and expected to vest at December 31, 2007	12,912,618	$2.59	7.01	$655

Exercisable at December 31, 2007	9,225,997	$3.53	6.23	$640

The aggregate intrinsic value of options exercised under Tumbleweed’s stock option plans for 2007 was $700,000, determined as of the date of option exercise. During 2006, the aggregate intrinsic value of options exercised under Tumbleweed’s stock option plans was $1.3 million, determined as of the date of option exercise.

As of December 31, 2007 there was $6.3 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.9 years. As of December 31, 2006 there was $5.3 million of total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Non-vested restricted stock awards as of December 31, 2007 and 2006 were as follows:

Options	Number of Shares	Weighted- average Grant Date Fair Value
Non-vested at December 31, 2006	—	$—
Granted	83,000	2.62

Non-vested at December 31, 2007	83,000	$2.62

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, there was $116,000 of total unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted-average period of 2.4 years.

At December 31, 2007, Tumbleweed has the following stock option plans as described below:

1999 Employee Stock Purchase Plan

The 1999 Employee Stock Purchase Plan (“the Purchase Plan”) was approved by Tumbleweed’s stockholders on August 3, 1999, which allows eligible employees to purchase common stock at a discount from fair market value. A total of 500,000 shares of common stock has been reserved for issuance under the Purchase Plan for each fiscal year occurring during the term of the Purchase Plan, which will terminate in 2009. Tumbleweed suspended the Purchase Plan in 2002.

1993 Stock Option Plan

On September 30, 1993, Tumbleweed adopted the 1993 Stock Option Plan (“the Plan”). In 1999, Tumbleweed’s Board of Directors approved an amendment to the plan to increase the number of shares authorized for issuance by 650,000 shares to a total of 3,768,500 authorized shares. In August 1999, Tumbleweed ceased granting further options under the Plan. Under the Plan, the exercise price for incentive options is at least 100% of the fair market value on the date of grant. The exercise price for nonqualified stock options is at least 85% of the fair market value on the date of grant. Options generally expire in ten years. Vesting periods are determined by Tumbleweed’s Board of Directors and generally provide for 25% of the options to vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months.

1999 Omnibus Stock Incentive Plan

The 1999 Omnibus Stock Incentive Plan (“the Incentive Plan”) was approved by Tumbleweed’s stockholders on August 3, 1999, for the benefit of Tumbleweed’s officers, directors, key employees, advisors and consultants. An aggregate of 16,882,858 shares of common stock is reserved for issuance under the Incentive Plan, which provides for the issuance of stock-based incentive awards, including stock options, stock appreciation rights, limited stock appreciation rights, restricted stock, deferred stock, and performance shares. Options generally expire in ten years. The Incentive Plan provides for an automatic annual increase in the number of stock options available for grant of the lesser of 2,000,000 shares or 5% of the number of Tumbleweed’s outstanding shares on the last day of the immediately preceding fiscal year.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the NSO Incentive Plan, the exercise price for stock options is determined by the Board of Directors, Compensation Committee, or Administrators, generally 100% of the fair market value on the date of grant. The option term is determined by the Board of Directors, Compensation Committee, or Administrators, generally no longer than ten years. Vesting periods are determined by the Board of Directors, Compensation Committee, or Administrators and generally provide for 25% of the options to vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months.

Interface Stock Option Plans

On September 1, 2000, Tumbleweed assumed the Interface 1992 Stock Option Plan (“the 1992 Plan”) in connection with the Interface, Inc. (“Interface”) acquisition. The 1992 Plan provided for the grant of both incentive stock options and non-qualified options to officers and key employees at not less than market price on the date of grant as determined by the Board of Directors. Under the 1992 Plan, options generally vest at the rate of 33% per year after one year from the date of grant and have a term of ten years.

Valicert Stock Option Plans

On June 23, 2003, Tumbleweed assumed the Valicert 1998 Stock Option Plan, the 2001 Non-Statutory Stock Plan, the 1996 Equity Incentive Plan, and the Receipt.com Plan in connection with the acquisition of Valicert. These stock plans provide for the grant of options and restricted stock to employees, consultants and directors. Incentive stock options are granted at fair market value on the date of grant. Non-statutory options may be offered at not less than 85% of the fair market value on the date of the grant. Options generally vest over four years, and have a maximum term of ten years. The number of stock options available for grant automatically increases on the first day of each fiscal year by the lesser of 1,413,912 shares or 5% of the number of Tumbleweed’s outstanding shares on the last day of the preceding year. An aggregate of 8,959,813 shares of common stock is reserved for issuance under the Valicert stock option plans.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Corvigo Stock Option Plan

On March 18, 2004, Tumbleweed assumed the Corvigo 2002 Stock Option Plan in connection with the acquisition of Corvigo. This plan provides for the grant of options to employees, consultants and directors. Incentive stock options are granted at fair market value on the date of grant. Non-statutory options may be offered at not less than 85% of the fair market value on the date of the grant. Generally, 25% of the options vest on the first anniversary date of the grant with the remaining options vesting monthly over the following 36 months. Options have a maximum term of ten years. An aggregate of 884,678 shares of common stock is reserved for issuance under the Corvigo 2002 Stock Option Plan, which will not grant new options after November 15, 2012.

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)	Number Exercisable	Weighted Average Exercise Price
$0.00–$0.99	704,624	$0.91	4.7	704,624	$0.91
1.00–2.52	2,715,626	2.03	8.4	1,025,339	2.06
2.53–2.99	6,336,491	2.73	7.8	4,087,185	2.71
3.00–4.59	3,938,019	3.32	6.8	2,179,928	3.39
4.80–5.99	668,434	4.83	6.3	668,434	4.83
6.00–9.99	215,390	6.84	5.4	215,390	6.84
10.00–17.99	208,780	13.83	2.1	208,780	13.83
20.00–118.99	136,317	27.47	2.4	136,317	27.47

$0.05–$118.44	14,923,681	$3.21	7.3	9,225,997	$3.53

In conjunction with various financing arrangements and employment recruitment services provided to us in 1998, 1999, and 2001, we issued warrants to purchase an aggregate of approximately 583,113 shares of common stock. Additional warrants to purchase an aggregate of 289,789 shares of common stock were assumed in 2003 as a result of the merger with Valicert, none of which remained outstanding at December 31, 2007. As of December 31, 2007 and 2006, respectively, there were 69,015 and 72,845 warrants outstanding to purchase our common stock. Of the warrants that remain outstanding at December 31, 2007, 21,129 expire in April 2008 with an exercise price of $4.91; 10,266 expire in April 2008 with an exercise price of $5.84; 2,566 expire in February 2010 with an exercise price of $49.09; 1,283 expire in April 2010 with an exercise price of $49.09; and the remaining 33,771 expire in June 2011 with an exercise price of $6.66. During 2007 and 2006 no warrants were exercised.

Net Loss per Share

Basic net loss per common share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,
	2007	2006	2005
Net loss	$(10,765)	$(4,882)	$(3,909)
Weighted-average shares used in computing basic and diluted net loss per common share	51,028	50,007	48,627

Net loss per share—basic and diluted	$(0.21)	$(0.10)	$(0.08)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Years Ended December 31,
	2007	2006	2005
Warrants and options for which the exercise price was less than the average fair market value of Tumbleweed’s common stock during the period but were excluded as inclusion would decrease net loss per share	—	—	2,385
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	12,761	7,725	7,082

Total potential common shares excluded from diluted net loss per share	12,761	7,725	9,467

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

Foreign Currency

The functional currency for each foreign subsidiary is its respective local currency. Accordingly, all assets and liabilities related to these operations are translated at the current exchange rates at the end of each period. The resulting cumulative translation adjustments are recorded directly to the accumulated other comprehensive income account in stockholders’ equity. Revenues and expenses are translated at average exchange rates in effect during the period. Foreign currency transaction gains and losses are included in the results of operations. At December 31, 2007 and 2006, no foreign currency transactions were hedged.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes and requires a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements. The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements. The interpretation is effective for fiscal years beginning after December 15, 2006. Tumbleweed adopted FIN 48 on January 1, 2007. The impact of FIN 48 did not have a material effect on Tumbleweed’s consolidated financial position, results of operations, or cash flows.

As of January 1, 2007, Tumbleweed did not have any federal, state, and foreign unrecognized tax benefits. Upon the adoption of FIN 48, Tumbleweed adopted an accounting policy to classify interest and penalties on unrecognized tax benefits as income tax expense. For the years prior to adoption of FIN 48, Tumbleweed did not have interest or penalties on unrecognized tax benefits and therefore, had no established accounting policy. As of January 1, 2007, Tumbleweed had no interest or penalties accrued on unrecognized tax benefits. Tumbleweed files income tax returns in the U.S. federal jurisdiction, various states, and foreign jurisdictions. Due to its net operating losses, Tumbleweed is subject to examinations by U.S. federal and state income tax authorities for all its historical periods. As of December 31, 2007, Tumbleweed did not have and does not expect to have any material changes to unrecognized tax benefits within the next twelve months.

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

In June 2006, the FASB ratified the EITF consensus on Issue 06-02, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF 06-02”). EITF 06-02 requires that the costs associated with unrestricted sabbaticals and other similar benefit arrangements be recognized over the service period during which the employee earns the benefit. The provisions of EITF 06-02 are effective for fiscal years beginning after December 15, 2006. The provisions of EITF 06-02 were applied by Tumbleweed through a cumulative effect adjustment to its accumulated deficit that resulted in increases of $117,000 each to its accumulated deficit and accrued liabilities balances, respectively. The changes in accumulated deficit for 2007 are as follows:

(In thousands)
Balance as of December 31, 2006	$(295,812)
Net loss	(10,765)
Adoption effect of EITF 06-02	(117)

Balance as of December 31, 2007	$(306,694)

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is generally effective for financial statements issued for fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities that are not remesaured at fair value on a recurring basis for fiscal years beginning after December 31, 2008. Tumbleweed does not expect SFAS 157 to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 141R changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for fiscal years beginning after December 15, 2008 and will be adopted by Tumbleweed beginning in the first quarter of 2009. Although Tumbleweed will continue to evaluate the application of SFAS 141R and SFAS 160, it does not currently believe adoption will have a material impact on its financial condition or operating results.

Merger-related and Other Credit

Merger-related and other costs of a net credit of $96,000 for 2005 consist of a $296,000 credit related to the termination of an operating lease in Slough, United Kingdom partially offset by a $200,000 severance cost associated with the resignation of our former Chief Executive Officer. The combined cost of the final lease settlement payments, commissions, brokerage fees, and legal fees related to the termination of the Slough lease was less than the existing accrual for the loss on the lease, resulting in the expense credit. The Slough lease was assumed during the acquisition of Interface in 2000 and was for a term ending in 2020 with quarterly rent payments of approximately $65,000. The final lease settlement payment for the Slough lease of approximately $113,000 was made in July 2005. There were no merger-related and other costs in 2007 or 2006.

The following table describes accrued merger-related and other costs recorded in 2007 and 2006 (in thousands):

	Severance costs	Anticipated operating lease losses	Total
Balance December 31, 2005	$149	$84	$233
2006 payments	(92)	(44)	(136)

Balance December 31, 2006	$57	$40	$97
2007 payments	(57)	(40)	(97)

Balance December 31, 2007	$—	$—	$—

Restructuring costs

Restructuring costs of $930,000 for 2007 were comprised of severance costs to terminated employees and associated legal expenses. The restructuring program included a targeted staff reduction of approximately 40 employees. As of December 31, 2007, the remaining liability related to these costs is $520,000. There were no restructuring costs in 2006 or 2005.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)    Financial Statement Components

A summary of cash and cash equivalents as of December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Cash	$7,644	$5,995
Money market mutual funds	18,655	24,516

Cash and cash equivalents	$26,299	$30,511

A summary of property and equipment as of December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Office furniture	$2,068	$2,047
Computers and equipment	13,163	11,726
Leasehold improvements	1,011	1,010

	16,242	14,783
Less accumulated depreciation	(14,204)	(12,963)

	$2,038	$1,820

A summary of intangible assets as of December 31, 2007 is as follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(5,675)	$175
Customer base and reseller agreements	3	3,700	(3,676)	24
Maintenance agreements	3 to 4	1,200	(1,174)	26
Trademarks and trade names	4	350	(342)	8

		$11,100	$(10,867)	$233

A summary of intangible assets as of December 31, 2006 is as follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/ developed technology	3 to 4	$5,850	$(4,863)	$987
Customer base and reseller agreements	3	3,700	(3,432)	268
Maintenance agreements	3 to 4	1,200	(1,049)	151
Trademarks and trade names	4	350	(286)	64

		$11,100	$(9,630)	$1,470

Intangible assets will be amortized in full in the three months ended March 31, 2008. Expected amortization expense for 2008 is $233,000.

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead, is tested for impairment at least annually and more frequently if

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain impairment conditions exist. Tumbleweed completed its annual assessment of goodwill in the three months ended June 30, 2007 and no impairment of goodwill was determined as a result of this assessment. Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by Tumbleweed for federal income tax purposes.

A summary of accrued liabilities as of December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Accrued compensation	$2,225	$3,735
Accrued restructuring charges	520	—
Accrued professional fees	903	613
Accrued taxes	307	456
Other	2,840	2,718

	$6,795	$7,522

Other income, net consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Interest income	$1,338	$1,237	$611
Interest expense	—	—	(35)
Recovery of value added tax related to Valicert subsidiary	—	—	204
Other, net	(2)	(31)	202

	$1,336	$1,206	$982

Allowance for Doubtful Accounts (in thousands):

Description	Balance at Beginning of Period	Additions	Reductions	Balance at End of Period
		(a)	(b)
Allowance for doubtful accounts:
Year Ended December 31, 2005	$605	—	(195)	$410
Year Ended December 31, 2006	$410	55	(34)	$431
Year Ended December 31, 2007	$431	22	(85)	$368

(a)	Additions relate to bad debt expense
(b)	Reductions relate to write-offs of specific accounts receivable, net of recoveries.

(5)    Related Party and Other Transactions

Legal Counsel

Gregory C. Smith, a brother of Jeffrey C. Smith, a director and Tumbleweed’s former Chairman and Chief Executive Officer, is a partner of the law firm of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden Arps”), which began providing legal services to Tumbleweed in July 1998. Total fees paid to Skadden Arps were approximately $277,000, $430,000, and $315,000 in 2007, 2006, and 2005, respectively, for matters relating to Tumbleweed’s intellectual property and ongoing general and other litigation matters.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6)    Debt

In the acquisition of Valicert, Tumbleweed assumed debt of $855,000 resulting from equipment leases with two financing companies. During 2003, this debt was refinanced with an $800,000 loan with a bank. This debt was repaid in full during 2005. No debt was outstanding at either December 31, 2007 or 2006.

(7)    Income Taxes

The components of loss before income taxes attributable to domestic and foreign operations for the years ended December 31, 2007, 2006, and 2005, respectively, are presented below (in thousands):

	2007	2006	2005
U.S.	$(11,267)	$(5,108)	$(4,146)
Foreign	518	341	260

Total loss before income taxes	$(10,749)	$(4,767)	$(3,886)

The federal and foreign income tax provisions for the years ended December 31, 2007, 2006, and 2005, respectively, are presented below (in thousands):

	2007	2006	2005
U.S.	$(14)	$70	$—
Foreign	30	45	23

Total income tax provision	$16	$115	$23

The amount of income tax expense recorded for 2007, 2006, and 2005 differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following (in thousands):

	2007	2006	2005
Statutory federal income tax benefit	$(3,762)	$(1,668)	$(1,360)
State income tax expense (benefit)	—	1	(121)
Foreign income tax expense	—	—	23
Losses and credits, not utilized	3,396	1,586	1,798
Federal R&D credit	(196)	(159)	(400)
Stock-based compensation expense	681	431	178
Foreign rate differential	(129)	(67)	(68)
Other permanent differences	26	(9)	(27)

Provision for income taxes	$16	$115	$23

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The types of temporary differences that give rise to significant portions of Tumbleweed’s deferred tax assets and liabilities as of December 31, 2007 and 2006, respectively, are presented below (in thousands):

	2007	2006
Deferred tax assets:
Deferred revenue, reserves, and accruals not currently deductible	$5,997	$4,884
Deferred research and development costs	801	38
Net operating loss carryforwards	$108,768	$107,753
Tax credit carryforwards	8,108	8,327
Deferred research and development costs	—	347
Property and equipment	516	555

Gross deferred tax assets	$124,191	$121,904
Less: valuation allowance	(123,601)	(121,311)

Net deferred tax assets	590	593
Deferred tax liabilities:
Acquired intangibles	(590)	(593)

Net deferred tax assets (liabilities)	$—	$—

A valuation allowance against Tumbleweed’s net deferred tax assets has been established since it cannot be concluded that it is more likely than not that deferred tax assets in excess of deferred tax liabilities will be realized. The valuation allowance of $121.3 million at December 31, 2006 has increased by $2.3 million to $123.6 million at December 31, 2007. The valuation allowance at December 31, 2007 includes approximately $21.0 million related to windfall stock option deductions, the benefit of which will be credited to additional paid in capital if and when realized.

In connection with certain the acquisitions, deferred tax assets of approximately $43.2 million were recorded. A full valuation allowance was recorded against these deferred tax assets. In the event the valuation allowance related to these acquired deferred tax assets is reduced, the tax benefits of such deferred tax assets will be applied, first, to reduce to zero any goodwill related to this acquisition; second, to reduce to zero other non-current intangible assets related to this acquisition; and third, to reduce income tax expense.

As of December 31, 2007, Tumbleweed had net operating loss carryforwards for Federal and California income tax purposes of approximately $296.9 million and $108.3 million, respectively, available to reduce future income subject to income taxes. The federal net operating loss carryforwards will expire in the years 2008 through 2026 and the California net operating loss carryforwards expire in the years 2008 through 2016.

As of December 31, 2007, Tumbleweed also had research and development tax credit carryforwards for Federal and California income tax return purposes of approximately $4.3 million and $5.7 million, respectively, available to reduce future income taxes. Tumbleweed also has California Manufacturing Credit carryforwards of $262,000. The Federal research and development tax credit will expire in years 2008 through 2027. The California research and development tax credit carries forward indefinitely.

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tumbleweed’s ability to utilize the net operating losses and tax credit carryforwards in the future may be subject to substantial restriction in the event of past or future ownership changes as defined in Section 382 of the Internal Revenue Code and similar state tax law.

(8)    Stockholders’ Equity

Under Tumbleweed’s certificate of incorporation, Tumbleweed is authorized to issue 100,000,000 shares of common stock, each with a par value of $0.001. As of December 31, 2007 and 2006, respectively, Tumbleweed had 51,129,313 and 50,427,209 shares outstanding. Tumbleweed is also authorized to issue 10,000,000 shares of preferred stock, each with a par value of $0.001. Tumbleweed has zero preferred shares outstanding as of December 31, 2007 and 2006, respectively.

(9)    Employee Benefit Plan

Tumbleweed has a 401(k) plan that allows eligible employees to contribute a percentage of their compensation, limited to $15,500 ($20,500 for employees over age 50), $15,000 ($20,000 for employees over age 50), and $14,000 ($18,000 for employees over age 50) in 2007, 2006, and 2005, respectively. Tumbleweed did not match contributions to employees’ 401(k) plans in 2007, 2006, or 2005.

(10)    Commitments and Contingencies

Lease Commitments

Tumbleweed leases its facilities and certain equipment under operating lease agreements. The facilities leases expire at various dates through 2012. Tumbleweed has an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. The lease expires in July 2008 with current monthly rent payments of approximately $88,000. Tumbleweed is in the process of determining whether to renew this lease or relocate to a new leased office facility.

Future minimum lease payments for operating leases as of December 31, 2007, are as follows (in thousands):

Year Ending December 31,	Operating Leases
2008	1,221
2009	434
2010	404
2011	404
2012	387

Future minimum lease payments	$2,850

Total rent expense under operating leases for 2007, 2006, and 2005, was $1.9 million, $1.6 million, and $1.5 million, respectively.

Contingencies

In December 2001, certain plaintiffs filed a class action lawsuit in the United States District Court for the Southern District of New York (the “District Court”) on behalf of purchasers of the common stock of Valicert, Inc. (which was later acquired by Tumbleweed) alleging violations of federal securities laws. In re Valicert, Inc. Initial Public Offering Securities Litigation, No. 01-CV-10889 (SAS) (S.D.N.Y.), related to In re Initial Public Offering

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Litigation, No. 21 MC 92 (SAS). The operative amended complaint is brought on purported behalf of all persons who purchased Valicert common stock from the date of its July 27, 2000 initial public offering (“IPO”) through December 6, 2000. It names as defendants Valicert, its former Chief Executive Officer, and its Chief Financial Officer (the “Valicert Defendants”), as well as an investment banking firm that served as an underwriter for the IPO. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the IPO did not disclose that: (1) the underwriter agreed to allow certain customers to purchase shares in the IPO in exchange for excess commissions to be paid to the underwriter; and (2) the underwriter arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The complaint also appears to allege that false or misleading analyst reports were issued. The complaint does not claim any specific amount of damages. Similar allegations have been made in lawsuits relating to more than 300 other initial public offerings conducted in 1999 and 2000, all of which have been consolidated for pretrial purposes. In February 2003, the Court issued a ruling on all defendants’ motions to dismiss, denying Valicert’s motion to dismiss the claims under the Securities Act of 1933, but granting Valicert’s motion to dismiss the claims under the Securities Exchange Act of 1934.

In June 2003, shortly before being acquired by Tumbleweed, Valicert accepted a settlement proposal presented to all issuer defendants in this case. Under the proposed settlement, the plaintiffs will dismiss and release all claims against the Valicert Defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the consolidated cases, and the assignment or surrender of control to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all of the cases. If the plaintiffs fail to recover $1 billion and payment is required under the guaranty, Valicert would be responsible to pay its pro rata portion of the shortfall, up to the amount of the deductible retention under its insurance policy, which is $500,000. The timing and amount of payments that Valicert could be required to make under the proposed settlement will depend on several factors, principally the timing and amount of any payment required by the insurers pursuant to the $1 billion guaranty. The proposed settlement is subject to approval of the Court, which cannot be assured.

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

(11)    Indemnifications

In the ordinary course of business, Tumbleweed enters into contractual arrangements under which it may agree to indemnify the third-party to such arrangement from any losses incurred relating to the services they perform on behalf of Tumbleweed or for losses arising from certain events as defined within the particular contract, which may include, for example, litigation or claims relating to past performance. Such indemnification obligations may not be subject to maximum loss clauses. Historically, payments Tumbleweed has made related to these indemnifications have been immaterial.

(12)    Segment Information

As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, Tumbleweed’s chief operating decision-maker is its Chief Executive Officer. This officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed is the information presented in the accompanying consolidated statement of operations. Tumbleweed operates in a single reporting segment providing managed file transfer and email security products that are developed and sold in similar ways to enterprise and government customers of all sizes. Furthermore, discrete product line information is impractical to obtain, as Tumbleweed often cross-sells its products to its customers.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
North America	$50,377	$57,666	$44,940
Europe, Middle East, and Africa	4,901	2,980	3,742
Asia Pacific	2,001	1,024	1,074
Latin America	176	324	245

Total revenue	$57,455	$61,994	$50,001

Revenue information by product area is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Managed file transfer and email security	$49,033	$43,530	$39,716
Identity validation	7,055	14,817	7,332
Intellectual property	1,367	3,647	2,953

Total revenue	$57,455	$61,994	$50,001

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Tumbleweed’s property and equipment located in the different geographic regions as of December 31, 2007 and 2006 is as follows (in thousands):

	December 31,
	2007	2006
North America	$1,659	$1,403
Bulgaria	361	388
Other	18	29

Total long-lived assets	$2,038	$1,820

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A—Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

Tumbleweed’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Tumbleweed’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, Tumbleweed’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Tumbleweed in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by Tumbleweed in the reports that it files or submits under the Exchange Act are accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal controls over financial reporting.

During 2007, Tumbleweed expanded the deployment of its financial accounting system to its subsidiaries in Bulgaria and the United Kingdom. This expansion was designed to enhance Tumbleweed’s financial reporting by providing more timely and accurate financial and accounting information, and by eliminating the need to transfer financial data from one financial system to another.

Other than the change mentioned above, no other changes in Tumbleweed’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during 2007 that have materially affected, or are reasonably likely to materially affect, Tumbleweed’s internal control over financial reporting.

Tumbleweed’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tumbleweed have been detected. Tumbleweed’s controls and procedures are designed to provide reasonable assurance of achieving their objectives and Tumbleweed’s Chief Executive Officer and Chief Financial Officer have concluded that its controls and procedures are effective at that reasonable assurance level.

(c)	Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, KPMG LLP, has audited the Company’s internal control over financial reporting as of December 31, 2007 as stated in their report, included herein.

Item 9B—Other Information

Not applicable.

PART III

Item 10—Directors and Executive Officers of the Registrant

The information required by this item, insofar as it relates to Tumbleweed’s directors, will be contained under the captions “Election of Directors” and “Section 16 Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. The information relating to Tumbleweed’s executive officers is contained in Part I under the heading “Our Executive Officers.” Tumbleweed has adopted a Code of Conduct, which applies to all employees, officers and directors, including its Chief Executive Officer, Chief Financial Officer, Vice President and Corporate Controller, and other Tumbleweed finance employees. The Code of Conduct is available on Tumbleweed’s website at www.tumbleweed.com under the caption “Corporate Governance” on the Investor Relations page. A copy of the Code of Conduct will be provided, without charge, to any stockholder who requests one by written request addressed to:

Tumbleweed Communications Corp.

700 Saginaw Drive, Redwood City, CA 94063

Attention: Corporate Secretary

If any substantive amendments to the Code of Conduct are made or any waivers are granted thereunder, including any implicit waiver, Tumbleweed’s Chief Executive Officer, Chief Financial Officer or other authorized officer will disclose the nature of such amendment or waiver on our website at www.tumbleweed.com or in a report on Form 8-K.

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

(b)	Exhibits:

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Exhibit Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

4.1(1)	Specimen common stock certificate

4.2	Warrant to purchase shares of common stock of Valicent, Inc.

10.1(2)	1993 Stock Option Plan

10.2(3)	1999 Omnibus Stock Incentive Plan, as amended

10.3(2)	1999 Employee Stock Purchase Plan

10.4(4)	2000 NSO Incentive Stock Plan, as amended

10.5(2)	Form of Indemnity Agreement

10.6(5)	Employment agreement between James P. Scullion and Tumbleweed, dated January 23, 2006

10.7(6)	Employment agreement between Timothy G. Conley and Tumbleweed, dated April 28, 2006

10.8(7)	Employment agreement between Taher A. Elgamal and Tumbleweed, dated October 3, 2006

10.9(8)	Employment agreement between Nicholas W. Hulse and Tumbleweed, dated March 5, 2007

10.10(9)	Employment agreement between Bernard J. Cassidy and Tumbleweed, dated June 15, 2007

10.11(9)	Amendment to the transition agreement between Jeffrey C. Smith and Tumbleweed, dated August 2, 2007

10.12	Employment agreement between Jorge E. Rodriguez and Tumbleweed, dated December 6, 2007

10.13	1999 Omnibus Stock Incentive Plan Restricted Stock Agreement

10.14	1999 Omnibus Stock Incentive Plan Deferred Stock Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Tumbleweed’s Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999, as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188), filed July 11, 2000, as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed January 27, 2006.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed May 2, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed October 3, 2006.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed March 6, 2007.
(9)	Incorporated by reference to our Current Report on 10-Q, filed August 7, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 2008.

TUMBLEWEED COMMUNICATIONS CORP.

By:	/S/ JAMES P. SCULLION
James P. Scullion Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JAMES P. SCULLION James P. Scullion	Chairman of the Board and Chief Executive Officer	March 17, 2008

/S/ TIMOTHY G. CONLEY Timothy G. Conley	Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 17, 2008

/S/ TAHER ELGAMAL Taher Elgamal	Director and Chief Technology Officer	March 17, 2008

/S/ CHRISTOPHER H. GREENDALE Christopher H. Greendale	Director	March 17, 2008

/S/ KENNETH R. KLEIN Kenneth R. Klein	Director	March 17, 2008

/S/ STANDISH H. O’GRADY Standish H. O’Grady	Director	March 17, 2008

/S/ DEBORAH D. RIEMAN Deborah D. Rieman	Director	March 17, 2008

/S/ JAMES A. HEISCH James A. Heisch	Director	March 17, 2008

/S/ JEFFREY C. SMITH Jeffrey C. Smith	Director	March 17, 2008

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

4.1(1)	Specimen common stock certificate

4.2	Warrant to purchase shares of common stock of Valicent, Inc.

10.1(2)	1993 Stock Option Plan

10.2(3)	1999 Omnibus Stock Incentive Plan, as amended

10.3(2)	1999 Employee Stock Purchase Plan

10.4(4)	2000 NSO Incentive Stock Plan, as amended

10.5(2)	Form of Indemnity Agreement

10.6(5)	Employment agreement between James P. Scullion and Tumbleweed, dated January 23, 2006

10.7(6)	Employment agreement between Timothy G. Conley and Tumbleweed, dated April 28, 2006

10.8(7)	Employment agreement between Taher A. Elgamal and Tumbleweed, dated October 3, 2006

10.9(8)	Employment agreement between Nicholas W. Hulse and Tumbleweed, dated March 5, 2007

10.10(9)	Employment agreement between Bernard J. Cassidy and Tumbleweed, dated June 15, 2007

10.11(9)	Amendment to the transition agreement between Jeffrey C. Smith and Tumbleweed, dated August 2, 2007

10.12	Employment agreement between Jorge E. Rodriguez and Tumbleweed, dated December 6, 2007

10.13	1999 Omnibus Stock Incentive Plan Restricted Stock Agreement

10.14	1999 Omnibus Stock Incentive Plan Deferred Stock Agreement

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Tumbleweed’s Registration Statement on Form S-1/A (File No. 333-79687), filed June 29, 1999.
(2)	Previously filed in Tumbleweed’s Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999, as amended and incorporated herein by reference.
(3)	Previously filed in Tumbleweed’s Registration Statement on Form S-1 (File No. 333-41188), filed July 11, 2000, as amended and incorporated herein by reference.
(4)	Previously filed in Tumbleweed’s Quarterly Report on Form 10-Q, filed May 15, 2001, and incorporated herein by reference.
(5)	Incorporated by reference to our Current Report on Form 8-K, filed January 27, 2006.
(6)	Incorporated by reference to our Current Report on Form 8-K, filed May 2, 2006.
(7)	Incorporated by reference to our Current Report on Form 8-K, filed October 3, 2006.
(8)	Incorporated by reference to our Current Report on Form 8-K, filed March 6, 2007.
(9)	Incorporated by reference to our Current Report on 10-Q, filed August 7, 2007.