Form 10-Q
period 2008-03-31
TUMBLEWEED COMMUNICATIONS CORP
filed 2008-05-12
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of common stock outstanding as of April 30, 2008 was 51,183,875.

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

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$28,517	$26,299
Accounts receivable, net of allowance for doubtful accounts of $366 at March 31, 2008 and $368 at December 31, 2007	9,273	13,074
Other current assets	2,750	1,733

Total current assets	40,540	41,106
Goodwill	48,074	48,074
Intangible assets, net	—	233
Property and equipment, net	2,096	2,038
Other assets	392	385

Total assets	$91,102	$91,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$288	$820
Accrued liabilities	6,189	6,795
Deferred revenue	21,674	20,996

Total current liabilities	28,151	28,611
Deferred revenue, excluding current portion	4,814	5,401
Other long-term liabilities	13	13

Total long-term liabilities	4,827	5,414

Total liabilities	32,978	34,025
Stockholders’ equity:
Common stock	52	52
Additional paid-in capital	366,514	365,155
Treasury stock	(796)	(796)
Accumulated other comprehensive income	183	94
Accumulated deficit	(307,829)	(306,694)

Total stockholders’ equity	58,124	57,811

Total liabilities and stockholders’ equity	$91,102	$91,836

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Product revenue	$4,998	$5,897
Service revenue	8,212	9,022
Intellectual property revenue	2,050	96

Total revenue	15,260	15,015
Cost of revenue:
Cost of product revenue	1,370	1,756
Provision for excess inventory	—	164
Cost of service revenue	1,746	1,899
Amortization of intangible assets	201	234

Total cost of revenue	3,317	4,053
Gross profit	11,943	10,962
Operating expenses:
Research and development	3,857	3,896
Sales and marketing	6,595	6,617
General and administrative	2,793	2,487
Amortization of intangible assets	32	183

Total operating expenses	13,277	13,183

Operating loss	(1,334)	(2,221)
Other income, net	224	339

Net loss before income taxes	(1,110)	(1,882)
Income taxes	25	13

Net loss	$(1,135)	$(1,895)

Net loss per share—basic and diluted	$(0.02)	$(0.04)

Weighted average shares—basic and diluted	51,150	50,841

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,135)	$(1,895)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,347	1,110
Depreciation and amortization expenses	584	754
Bad debt credit	—	(47)
Loss on disposal of property and equipment	(3)	40
Changes in operating assets and liabilities:
Accounts receivable	3,801	3,736
Other current assets and other assets	(1,024)	27
Accounts payable, accrued liabilities, and other long-term liabilities	(927)	(2,006)
Accrued merger-related and other costs	—	(71)
Deferred revenue	91	(849)

Net cash provided by operating activities	2,734	799

Cash flows from investing activities–purchases of property and equipment	(617)	(717)

Cash flows from financing activities–proceeds from issuance of common stock	12	1,283

Effect of exchange rate on cash and cash equivalents	89	17

Net increase in cash and cash equivalents	2,218	1,382
Cash and cash equivalents, beginning of period	26,299	30,511

Cash and cash equivalents, end of period	$28,517	$31,893

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$—	$2

See accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(1) Organization

The condensed consolidated financial statements included herein have been prepared by Tumbleweed Communications Corp. (“Tumbleweed”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with Tumbleweed’s audited financial statements and notes thereto included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.

The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of March 31, 2008 and December 31, 2007, respectively, the results of operations for the three months ended March 31, 2008 and 2007, respectively, and cash flows for the three months ended March 31, 2008 and 2007, respectively. Such adjustments are of a normal recurring nature, unless otherwise indicated. The results for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2008.

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

Tumbleweed estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and Tumbleweed’s historical exercise patterns. Tumbleweed’s expected volatility is based on the daily historical volatility of Tumbleweed’s common stock, over the expected life of the option. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. When the expected term of Tumbleweed’s stock-based awards does not correspond with the terms for which interest rates are quoted, Tumbleweed performs a straight-line interpolation to determine the rate from the available term maturities. Tumbleweed has not historically paid dividends, thus the expected dividend yield is zero. Tumbleweed issues new shares of common stock upon the exercise of stock options. The assumptions for the three months ended March 31, 2008 and March 31, 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
Stock options:
Weighted average fair value of grants	$0.86	$2.03
Expected life (in years)	4.5	4.5
Volatility	69%	78%
Risk-free interest rate	2.60%	4.66%
Dividend yield	0%	0%

The aggregate intrinsic value of options exercised under Tumbleweed’s stock option plans for the three months ended March 31, 2008 was approximately $1,000, determined as of the date of option exercise.

The cost of restricted stock awards is determined using the fair value of Tumbleweed’s common stock on the date of the grant, and compensation expense is recognized over the related vesting or performance period. The weighted average grant date fair value of restricted stock granted during the three months ended March 31, 2008 and the three months ended March 31, 2007 was $1.40 and $3.28, respectively.

There is no tax benefit recorded for this expense due to full valuation allowances in the jurisdictions for which these options are deductible for tax purposes. Stock-based compensation expense is included in Tumbleweed’s condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of service revenue	$38	$26
Research and development	275	303
Sales and marketing	400	220
General and administrative	634	561

Total stock-based compensation expense	$1,347	$1,110

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended March 31,
	2008	2007
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	13,744	5,339

Total potential shares of common stock excluded from diluted net loss per share	13,744	5,339

(4) Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market funds with qualified financial institutions. To analyze accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial condition and, when necessary, records bad debt expense or credit. No single customer comprised 10% or more of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at either March 31, 2008 or March 31, 2007. One customer comprised 13% of Tumbleweed’s revenue during the three months ended March 31, 2008. No customer comprised 10% or more of Tumbleweed’s revenue during the three months ended March 31, 2007.

(5) Intangible Assets and Goodwill

Intangible assets consist of the fair value of core/developed technology, customer base and reseller agreements, maintenance agreements, and trademarks and trade names, all net of accumulated amortization, acquired during the acquisitions of Valicert, Inc. (“Valicert”), Tumbleweed Communications Limited (formerly Incubator Limited), and Corvigo, Inc.

A summary of intangible assets as of March 31, 2008 follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/developed technology	3 to 4	$5,850	$(5,850)	$—
Customer base and reseller agreements	3	3,700	(3,700)	—
Maintenance agreements	3 to 4	1,200	(1,200)	—
Trademarks and trade names	4	350	(350)	—

		$11,100	$(11,100)	$—

A summary of intangible assets as of December 31, 2007 is as follows (in thousands):

	Amortization period (in years)	Gross carrying amount	Accumulated amortization	Net
Core/developed technology	3 to 4	$5,850	$(5,675)	$175
Customer base and reseller agreements	3	3,700	(3,676)	24
Maintenance agreements	3 to 4	1,200	(1,174)	26
Trademarks and trade names	4	350	(342)	8

		$11,100	$(10,867)	$233

Intangible assets were amortized in full during the three months ended March 31, 2008. No amortization of intangible assets is to be incurred subsequent to March 31, 2008.

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

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments. Comprehensive loss for the three months ending March 31, 2008 and 2007, respectively, is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net loss	$(1,135)	$(1,895)
Other comprehensive income—translation adjustments	89	17

Comprehensive loss	$(1,046)	$(1,878)

(7) Segment Information

As defined by SFAS 131, Disclosure About Segments of an Enterprise and Related Information, Tumbleweed’s chief operating decision-maker is its Chief Executive Officer. This officer reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. The consolidated financial information reviewed is the information presented in the accompanying condensed consolidated statement of operations. Tumbleweed operates in a single reporting segment providing managed file transfer, e-mail security, and identity validation solutions that are developed and sold in similar ways to enterprise and government customers of all sizes.

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
North America	$13,690	$13,075
Europe, Middle East, and Africa	966	1,426
Asia Pacific	480	478
Latin America	124	36

Total	$15,260	$15,015

Revenue information by product area is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Managed file transfer and email security	$11,780	$13,140
Identity validation	1,430	1,779
Intellectual property	2,050	96

Total	$15,260	$15,015

Tumbleweed’s property and equipment located in the different geographic regions as of March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008	December 31, 2007
North America	$1,729	$1,659
Bulgaria	360	361
Other	7	18

Total long-lived assets	$2,096	$2,038

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

(9) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued FASB Staff Position No. 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. Tumbleweed adopted SFAS 157 effective January 1, 2008 and the adoption had no material impact on its financial statements. Tumbleweed cash equivalents include investments in money market mutual funds, which are stated at net asset value. Tumbleweed believes that all of its cash and cash equivalents, including investments in money market mutual funds, are Level 1 in the SFAS 157 fair value hierarchy as detailed below:

Level 1 – quoted prices in active markets for identical assets or liabilities;

Level 2 – inputs other than Level 1 quoted prices that are directly or indirectly observable;

Level 3 – significant unobservable inputs that are supported by little or no market activity.

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

The following discussion should be read in conjunction with the condensed consolidated financial statements and the accompanying notes to this Quarterly Report on Form 10-Q and Tumbleweed’s Annual Report on Form 10-K for 2007 filed with the Securities and Exchange Commission (“SEC”), as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included therein. The following discussion contains forward-looking statements that reflect Tumbleweed’s plans, estimates and beliefs. Tumbleweed’s actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and at Part II, Item 1A, “Risk Factors” to this Quarterly Report.

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

We are trusted by more than 3,300 enterprise and government customers who use our products to securely connect with employees, partners, and customers. Our traditional market focus has been in the financial services, healthcare, and government markets, but we are expanding into other market sectors, such as retail, manufacturing, energy, transportation and technology. Many of the world’s most security conscious organizations use our products to safely exchange data, protect information assets, block email security threats, and ensure identity validation.

Revenue for the three months ended March 31, 2008 was $15.3 million as compared to $15.0 million for the same three months in 2007, and our net loss was $1.1 million as compared to $1.9 million during the same periods. The increase in revenue and reduction in net loss were both due to a single large patent license agreement during the three months ended March 31, 2008 that accounted for 13% of our total revenue during that period, with no comparable transaction recorded during the three months ended March 31, 2007. Cash flow from operations increased to $2.7 million during the three months ended March 31, 2008 from $752,000 for the same three months in 2007 due to a decrease in our net loss of $760,000 and an increase in cash receipts from our customers.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered, and/or for which collectibility is not considered probable. Our backlog excludes all items relating to consulting and training services. Backlog was $28.3 million and $26.7 million at March 31, 2008 and December 31, 2007, respectively. We believe that $21.7 million of the backlog at March 31, 2008 will be recognized as revenue in the next 12 months in accordance with our revenue recognition policy, with the balance to be recognized thereafter.

Outlook

We believe that our success in the remainder of 2008 will depend on our ability to continue to effectively manage the transition from being primarily a direct sales organization to having a greater portion of our business come through reseller partners, to expand our international revenue, to introduce competitive products while transitioning from our historic “waterfall” engineering practices to an “agile” product development model, and to maintain control over expenses and cash. We believe that key risks include overall economic conditions and the overall level of information technology spending; economic and business conditions within our customers’ vertical markets, including the financial services, healthcare, and government industries; timing of the closure of customer contracts; operational execution in growing our sales internationally; and competitive factors in our rapidly changing industry. Our prospects must be considered in light of the risks, expenses and difficulties encountered by companies of a similar size and industry, particularly given that we operate in rapidly evolving markets, have completed several acquisitions and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties. Please refer to the “Risk Factors” section at Part II, Item 1A for additional information.

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

We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date pursuant to the terms of the arrangement. We account for the estimated cost of product and service warranties in accordance with Statement of Financial Accounting Standards (“SFAS 5”), Accounting for Contingencies, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Costs related to warranty claims were $202,000 and $115,000 for the three months ended March 31, 2008 and 2007, respectively.

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

We evaluate whether goodwill is impaired on at least an annual basis in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) or more frequently if certain indicators are present. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during the three months ended March 31, 2008 or 2007, respectively. Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by us for federal income tax purposes. As of March 31, 2008 we had goodwill of $48.1 million.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

Revenue. Revenue, which consists of product revenue, service revenue, and intellectual property revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered and/or for which collectibility is not considered probable. Product revenue consists of license fees and appliance fees (for products that are delivered on an appliance platform), and subscription-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property revenue consists of patent license agreement fees. Total revenue for the three months ended March 31, 2008 was $15.3 million as compared to $15.0 million for the same three months in 2007. The increase in total revenue was due to a $2.0 million increase in intellectual property revenue, partially offset by an $899,000 decrease in product revenue, and an $810,000 decrease in service revenue.

Product revenue decreased to $5.0 million for the three months ended March 31, 2008 from $5.9 million for the same three months in 2007. The decrease was due to a number of arrangements entered into during the three months ended December 31, 2006 for which product delivery was not completed, and the related revenue not recognizable, until the three months ended March 31, 2007. This delay in the delivery of our products was significantly impacted by our transition to a new appliance manufacturer at that time.

Service revenue decreased to $8.2 million for the three months ended March 31, 2008 from $9.0 million for the same three months in 2007. The decrease in service revenue was primarily due to a decrease in consulting revenue of $708,000. The decrease in consulting revenue was due to the timing of customer acceptance of services performed by us in 2007, which had a positive impact on revenue during the three months ended March 31, 2007.

Intellectual property revenue increased to $2.1 million for the three months ended March 31, 2008 from $96,000 for the same three months in 2007. The increase in intellectual property revenue was due to a single large transaction during the three months ended March 31, 2008 that accounted for 13% of our total revenue during that period, with no comparable transaction recorded during the three months ended March 31, 2007.

Cost of revenue. Cost of revenue is comprised of costs for product revenue, service costs, provision for excess inventory, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to corporate acquisitions by us. Cost of product revenue is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, and the cost of our products sold on appliances including related shipping and warranty costs. Service costs are comprised primarily of employee and employee-related costs, including stock-based compensation expense, for customer support, consulting and customer-facing training, and contract development projects with third parties. Provision for excess inventory is comprised of costs associated with excess inventory resulting from our transitions to new appliance manufacturers. Total cost of revenue decreased to $3.3 million, or 22% of total revenue, for the three months ended March 31, 2008 from $4.1 million, or 27% of total revenue, for the same three months in 2007. The decrease in total cost of revenue was primarily due to a $386,000 decrease in product costs, a $153,000 decrease in service costs, and a $164,000 decrease in provision for excess inventory.

Cost of product revenue decreased to $1.4 million, or 9% of total revenue, for the three months ended March 31, 2008 from $1.8, or 12% of total revenue, for the same three months in 2007. The decrease in product cost was primarily due to a decrease in the number of appliances shipped to our customers. The decrease in the number of appliances shipped was due to our transition to a new appliance manufacturer during the three months ended December 31, 2006 that resulted in a number of appliances ordered by customers in that quarter being delivered during the three months ended March 31, 2007.

Provision for excess inventory is the estimated loss for excess inventory and purchase commitments associated with transitioning our hardware products to new appliance manufacturers. Provision for excess inventory for the three months ended March 31, 2007 was $164,000, or 1% of total revenue. There was no such expense during the three months ended March 31, 2008.

Service costs decreased to $1.7 million, or 11% of total revenue, for the three months ended March 31, 2008 from $1.9 million, or 13% of total revenue, for the same three months in 2007. The decrease in service costs was primarily due to a decrease in employee and employee-related costs, including stock-based compensation expense, of $169,000. The decrease in employee and employee-related costs was due to a decrease in average services headcount to 67 employees for the three months ended March 31, 2008 from 78 employees for the same three months in 2007 primarily due to our efforts to control expenses.

Amortization of intangible assets included in cost of revenue decreased to $201,000, or 1% of total revenue, for the three months ended March 31, 2008 from $234,000, or 2% of total revenue, for the same three months in 2007 due to the amortization in full during the three months ended March 31, 2007 of the intangible assets for core/developed technology and maintenance agreements acquired during the acquisitions of Corvigo, Inc. and Tumbleweed Communications Limited (formerly Incubator Limited). All intangible assets, including those for which amortization is included in cost of revenue, were amortized in full in the three months ended March 31, 2008.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense and other costs required for the development and quality assurance of our products. Research and development expenses were $3.9 million for both the three months ended March 31, 2008 and the three months ended March 31, 2007, respectively.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, travel expenses, and costs associated with marketing program costs. Sales and marketing expenses were $6.6 million for each of the three months ended March 31, 2008 and March 31, 2007, or 43% and 44% of the total revenues for the three months ended March 31, 2008 and March 31, 2007, respectively.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related costs, including stock-based compensation expense, for our administrative, finance, legal, and human resources departments, as well as public reporting costs and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended March 31, 2008 increased to $2.8 million, or 18% of total revenue, from 2.5 million, or 17% of total revenue, for the same three months in 2007. The increase in general and administrative expenses was primarily due to an increase of $181,000 in intellectual property incentive compensation due to an increase in our intellectual property revenue and an increase of $73,000 in stock-based compensation expense. Stock-based compensation expense increased due to a change in the compensation structure of certain executive officers in 2008 whereby those executives would be paid their incentive compensation in shares of restricted stock as opposed to cash.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Tumbleweed Communications Limited (formerly Incubator Limited), and Corvigo, Inc. acquisitions. Amortization of intangible assets included in operating decreased to $32,000, or 0% of total revenue, for the three months ended March 31, 2008 from $183,000, or 1% of total revenue, for the same three months in 2007. The decrease in the amortization of intangible assets included in operating expenses was due to completing the amortization of the customer base and reseller agreements acquired during the acquisitions of Corvigo, Inc. and Tumbleweed Communications Limited (formerly Incubator Limited) during the three months ended March 31, 2007. All intangible assets, including those for which amortization is included in operating expense, were amortized in full during the three months ended March 31, 2008.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities. Other income, net, decreased to $224,000 for the three months ended March 31, 2008 from $339,000 for the same three months in 2007. The decrease in other income, net was primarily due to a decrease in interest income caused by a decrease in our cash balance during the three months ended March 31, 2008 as compared to the same three months in 2007 and a decrease in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of March 31, 2008, we had approximately $28.5 million in cash and cash equivalents.

Net cash provided by operating activities for the three months ended March 31, 2008 was $2.7 million, which was primarily the result of a $3.8 million reduction in our accounts receivable balance, partially offset by our $1.1 million net loss. Our accounts receivable balance decreased due to an increase in cash collections from our customers.

Net cash provided by operating activities for the three months ended March 31, 2008 increased to $2.7 million compared to net cash provided by operating activities for the three months ended March 31, 2007 of $799,000. The increase in net cash provided by operating activities was due to a $760,000 decrease in our net loss and an increase in cash receipts from our customers.

Net cash used in investing activities for the three months ended March 31, 2008 decreased to $617,000 from $717,000 for the same three months in 2007. Net cash used in investing activities for both the three months ended March 31, 2008 and March 31, 2007 was comprised of purchases of property and equipment. Purchases of property and equipment for the three months ended March 31, 2008 decreased as compared to the three months ended March 31, 2007 due to significant investments made in the three months ended March 31, 2007 to strengthen our information technology infrastructure with minor comparable expenditure during the three months ended March 31, 2008.

Net cash provided by financing activities for the three months ended March 31, 2008 decreased to $12,000 from $1.3 million for the same three months in 2007. Net cash provided by financing activities for both the three months ended March 31, 2008 and March 31, 2007 was due to the proceeds from the issuance of common stock as a result of the exercises of stock options. The decrease in proceeds was due to a significant reduction in the number of stock options exercised during the three months ended March 31, 2008 as compared to the same three months in 2007.

As of March 31, 2008, our principal commitments consisted of obligations related to outstanding operating leases and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

We have an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. This lease expires in July 2008 with current monthly rent payments of approximately $88,000. In April 2008, we entered into an operating lease covering approximately 37,000 square feet of office space in Redwood City, California. The base monthly rent payments will be approximately $86,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Future cash payments for contractual obligations and commercial commitments as of March 31, 2008, are as follows (in thousands):

	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
Operating leases	$795	$823	$792	$—	$2,410
Unconditional purchase obligations	997	1,579	—	—	2,576

Total	$1,792	$2,402	$792	$—	$4,986

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not use financial instruments to hedge operating expenses in Australia, Bulgaria, Japan, the Netherlands, Singapore, Switzerland, or the United Kingdom denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We have evaluated our need for a hedging program n the past and will continue to do so in the future.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of March 31, 2008, none of our cash equivalents were subject to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Tumbleweed’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2007. Based on such evaluation, Tumbleweed’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, Tumbleweed’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Tumbleweed in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by Tumbleweed in the reports that it files or submits under the Exchange Act are accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

No changes in Tumbleweed’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, Tumbleweed’s internal control over financial reporting.

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

We have a history of losses and may experience losses in the future. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $10.8 million and $4.9 million in 2007 and 2006, respectively. As of March 31, 2008, we had incurred cumulative net losses of $307.8 million.

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

Our gross margins are impacted by a variety of factors, including competitive pricing, product costs (including in-licensed software appliance costs), as well as changes in the revenue levels of the elements comprising our total product and service revenue. Increased product costs, increased pricing pressures, the relative and varying rates of increases or decreases in product costs and product prices, changes in product and service revenue mixture or decreased volume could each have a material adverse effect on our revenues, gross margins or ability to make a profit.

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

We are substantially dependent on the continued services and performance of our executive officers and other key personnel and do not have long-term employment agreements with any of our key personnel. The loss of the services of any of our executive officers or other key employees, including experienced and/or highly skilled members of our sales force, our product development team, and our product management team, could significantly delay or prevent the achievement of the goals of our strategic and operating plan.

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

Larger companies, such as Cisco Systems, Google, Microsoft, Secure Computing, Sterling Commerce, Inc. (a unit of AT&T Corp.), Axway, Inc. (as subsidiary of Sopra Group, SA), Symantec, and Websense are concentrating an increasing amount of their substantially greater financial and other resources on the markets in which we participate, which represents a serious competitive threat to Tumbleweed.

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

Competitors may develop new technologies or products in advance of us or establish business models or technologies disruptive to us. Our business may be materially adversely affected by the announcement or introduction of new products, including hardware and software products and services by our competitors, and the implementation of effective marketing or sales strategies by our competitors. We may experience product performance challenges, especially with our core products, namely, our managed file transfer products and our email security products, that create negative publicity or otherwise inhibit our ability to maintain or increase our sales, which may also adversely affect our business. The material adverse effect to our business in any of the foregoing scenarios could include a decrease in demand for our products and services and an increase in the length of our sales cycle due to customers taking longer to compare products and services and to complete their purchases.

Competitive factors in our industry include customer-driven requirements such as high quality, additional functionality, improved product performance, ease of use, integration capacity, platform coverage, and the quality of each vendor’s global technical support. Some of our competitors have greater financial, technical, sales, marketing and other resources than we do, as well as greater name recognition and a larger installed customer base. Additionally, some of these competitors have research and development capabilities that may allow them to develop new or improved products that may compete with product lines we market and distribute. Increased competition, including increased competition from Cisco Systems with respect to our Tumbleweed MailGate product, may result in price reductions, reduced gross margins and loss of market share, any of which could harm our business.

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. For the three months ended March 31, 2008, one customer comprised approximately 13% of our revenue. No single customer comprised 10% or more of our revenue during the three months ended March 31, 2007. No single customer comprised 10% or more of our accounts receivable balance, net of allowance for doubtful accounts, at March 31, 2008, or December 31, 2007, respectively. For the three months ended March 31, 2008 and 2007, five customers comprised approximately 22% and 12% of our revenue, respectively.

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

Over time, we have expanded our portfolio of products sold on appliances, which are manufactured by a single third party. The inclusion of these hardware appliances in our product portfolio subjects us to additional risks, including, but not limited to:

•

increased marginal costs relative to software-only transactions which may reduce our gross profits, particularly with respect to lower-priced appliances, which may represent a greater percentage of our sales than in the past;

•	the inability of the appliance manufacturer to perform in accordance with our expectations, including our expectations regarding the hardware appliances’ compliance with any applicable regulations;

•	the inability to deliver appliance products to customers in a timely manner, harming our ability to win time-sensitive customer contracts and/or recognize revenue;

•	product or component shortages that could result in increased product costs;

•	price increases from suppliers that may not be able to be passed on to customers;

•	oversupply or obsolescence of inventory, which may result in the need to reduce our prices and/or reduce the value of our inventory; and

•	product quality issues.

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

Products and services provided to our international customers accounted for 10% and 13% of our revenues for the three months ended March 31, 2008 and 2007, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

A principal stockholder of the Company, Empire Capital Partners (“Empire”) and its affiliates, has announced it is considering alternative courses of action to maximize its investment in the Company. This action may include seeking representation of the Board of Directors, making recommendations to management concerning business strategies, strategic partnerships, dividend policies and other matters, or seeking to acquire control of the Company through a merger, proxy solicitation, tender offer, exchange offer, or otherwise. Although members of our management and our Board of Directors have met and may continue to meet with representatives of Empire with a view to soliciting, and when appropriate, incorporating their views, the Company may be unwilling or unable to satisfy Empire’s expectations, and in any event the Company’s operations may suffer because management is distracted by its dealings with the stockholder. If Empire were to initiate a proxy solicitation to elect its own slate of directors or to seek to acquire control of the Company in a manner that was opposed by the Board of Directors, the Company would be required to aggressively respond, which could disrupt operations and have a material adverse effect on operating results. According to their public filings, Empire Capital Partners and its affiliates beneficially own 6,613,894 shares of common stock, or 12.9% of the Company’s outstanding shares as of April 30, 2008.

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

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1	1999 Omnibus Stock Incentive Plan Restricted Stock Agreement

10.2	Amendment to employment agreement between Nicholas W. Hulse and Tumbleweed, dated February 22, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: May 12, 2008	By:	/s/ JAMES P. SCULLION
James P. Scullion
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2008	By:	/s/ TIMOTHY G. CONLEY
Timothy G. Conley
Senior Vice President of Finance and
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1	1999 Omnibus Stock Incentive Plan Restricted Stock Agreement

10.2	Amendment to employment agreement between Nicholas W. Hulse and Tumbleweed, dated February 22, 2007

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999.