Form 10-Q
period 2008-06-30
TUMBLEWEED COMMUNICATIONS CORP
filed 2008-08-11
CIK 1022509

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-26223

TUMBLEWEED COMMUNICATIONS CORP.

(Exact name of registrant as specified in its charter)

Delaware	94-3336053
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Seaport Blvd., Suite 400, South Bldg. Redwood City, CA	94063
(Address of principal executive offices)	(Zip Code)

(650) 216-2000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filed,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares of common stock outstanding as of July 31, 2008 was 53,163,991.

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to the “safe harbor” created by those sections. The forward-looking statements are based on our current expectations and projections about future events. Discussions containing such forward-looking statements may be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “predicts,” “projects,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” or the negative of these terms and other comparable terminology, including, but not limited to, the following:

•	consummation of the merger of the Company with Axway Inc. on the terms proposed or at all;

•	any projections of revenues, earnings, cash balances or cash flow, synergies, or other financial items;

•	any revenue expected to be realized from backlog;

•	any statements of the plans, strategies and objectives of management for future operations;

•	any statements regarding future economic conditions or performance;

•	any statements regarding implementing our business strategy;

•	any statements regarding attracting and retaining customers;

•	any statements regarding obtaining and expanding market acceptance of the products and services we offer;

•	any statements regarding competition in, or size of, our market; and

•	any statements of assumptions underlying any of the foregoing.

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

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

TRADEMARKS

The following are registered trademarks of Tumbleweed Communications Corp. or its subsidiaries in the United States and/or other countries: Tumbleweed®, Tumbleweed Communications®, the Arrows logo, MailGate®, Secure Envelope®, Secure Inbox®, Tumbleweed Email Firewall®, Messaging Management System (MMS)®, and Corvigo®. The following are other trademarks and service marks of Tumbleweed Communications Corp. or its subsidiaries in the United States and/or other countries: MailGate Appliance™, Secure Messenger™, Tumbleweed Secure Messenger™, Desktop Messenger™, Tumbleweed Desktop Messenger™, Dynamic Anti-Spam Service (DAS)™, Edge Defense™, Tumbleweed Edge Defense™, Intelligent Edge Defense™, SecureTransport™, Tumbleweed SecureTransport™, Validation Authority™, Tumbleweed Validation Authority™, Server Validator™, Desktop Validator™, Tumbleweed FTP Analyzer™, and WorldSecure™. All other trademarks and service marks are the property of their respective owners.

PART I—FINANCIAL INFORMATION

ITEM 1—FINANCIAL STATEMENTS

TUMBLEWEED COMMUNICATIONS CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$29,186	$26,299
Accounts receivable, net of allowance for doubtful accounts of $365 at June 30, 2008 and $368 at December 31, 2007	9,558	13,074
Other current assets	2,588	1,733

Total current assets	41,332	41,106
Goodwill	48,074	48,074
Intangible assets, net	—	233
Property and equipment, net	1,891	2,038
Other assets	442	385

Total assets	$91,739	$91,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$126	$820
Accrued liabilities	7,054	6,795
Acquisition-related expenses	1,710	—
Deferred revenue	21,414	20,996

Total current liabilities	30,304	28,611
Deferred revenue, excluding current portion	4,496	5,401
Other long-term liabilities	14	13

Total long-term liabilities	4,510	5,414

Total liabilities	34,814	34,025
Stockholders’ equity:
Common stock	52	52
Additional paid-in capital	367,697	365,155
Treasury stock	(796)	(796)
Accumulated other comprehensive income	190	94
Accumulated deficit	(310,218)	(306,694)

Total stockholders’ equity	56,925	57,811

Total liabilities and stockholders’ equity	$91,739	$91,836

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Product revenue	$5,892	$5,121	$10,890	$11,018
Service revenue	8,640	7,973	16,852	16,995
Intellectual property	1,226	1,036	3,276	1,132

Total revenue	15,758	14,130	31,018	29,145

Cost of revenue:
Cost of product revenue	1,627	1,307	2,997	3,063
Provision for excess inventory	—	—	—	164
Cost of service revenue	1,578	1,929	3,324	3,828
Amortization of intangible assets	—	234	201	468

Total cost of revenue	3,205	3,470	6,522	7,523

Gross profit	12,553	10,660	24,496	21,622

Operating expenses:
Research and development	4,068	3,859	7,925	7,755
Sales and marketing	6,470	7,311	13,065	13,928
General and administrative	2,655	2,516	5,448	5,003
Amortization of intangible assets	—	44	32	227
Acquisition-related expenses	1,903	—	1,903	—

Total operating expenses	15,096	13,730	28,373	26,913

Operating loss	(2,543)	(3,070)	(3,877)	(5,291)
Other income, net	170	381	394	720

Net loss before income taxes	(2,373)	(2,689)	(3,483)	(4,571)
Income taxes	16	21	41	34

Net loss	$(2,389)	$(2,710)	$(3,524)	$(4,605)

Net loss per share-basic and diluted	$(0.05)	$(0.05)	$(0.07)	$(0.09)

Weighted average shares -basic and diluted	51,272	51,052	51,211	50,947

See accompanying Notes to Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(3,524)	$(4,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,484	2,300
Depreciation and amortization expenses	869	1,391
Bad debt credit	—	(47)
Loss on disposal of property and equipment	15	40
Changes in operating assets and liabilities:
Accounts receivable	3,516	2,092
Other current assets and other assets	(912)	(17)
Accounts payable, accrued liabilities, and other long-term liabilities	(196)	(1,842)
Accrued merger-related and other costs	—	(97)
Acquisition-related expenses	1,710	—
Deferred revenue	(487)	97

Net cash provided by (used in) operating activities	3,475	(688)

Cash flows from investing activities–purchase of property and equipment	(742)	(1,156)

Cash flows from financing activities–proceeds from issuance of common stock	58	1,325

Effect of exchange rate on cash and cash equivalents	96	11

Net increase (decrease) in cash and cash equivalents	2,887	(508)
Cash and cash equivalents, beginning of period	26,299	30,511

Cash and cash equivalents, end of period	$29,186	$30,003

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$38	$58

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

On June 5, 2008, Tumbleweed entered into an Agreement and Plan of Merger with Axway Inc., an indirect wholly owned subsidiary of Sopra Group SA. If the merger is consummated, Tumbleweed will become a wholly-owned subsidiary of Axway Inc., and each outstanding share of Tumbleweed will be converted into the right to receive $2.70 in cash without interest. On August 8, 2008, the stockholders of Tumbleweed approved the merger. However, consummation of the transaction remains subject to various closing conditions, including expiration of the review process under Exon-Florio.

The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of management, necessary to state fairly the financial position of Tumbleweed and its subsidiaries as of June 30, 2008 and December 31, 2007, respectively, the results of operations for the three and six months ended June 30, 2008 and 2007, respectively, and cash flows for the six months ended June 30, 2008 and 2007, respectively. Such adjustments are of a normal recurring nature, unless otherwise indicated. The results for the three and six months ended June 30, 2008 are not necessarily indicative of the results expected for the full fiscal year ending December 31, 2008.

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

Tumbleweed recognizes stock-based compensation expense for the unvested portion of stock-based compensation awards granted prior to, but not yet vested, as of January 1, 2006 on an accelerated basis over the vesting period of the individual award consistent with its methodology prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) 123 revised (2004), Share-Based Payment (“SFAS 123R”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R and compensation cost for these awards is recognized on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.

Tumbleweed estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table. The expected life of the options is based on the weighted average period of time that options granted are expected to be outstanding, giving consideration to vesting schedules and Tumbleweed’s historical exercise patterns. Tumbleweed’s expected volatility is based on the daily historical volatility of Tumbleweed’s common stock, over the expected life of the option. The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term to the expected life of the option. When the expected term of Tumbleweed’s stock-based awards does not correspond with the terms for which interest rates are quoted, Tumbleweed performs a straight-line interpolation to determine the rate from the available term maturities. Tumbleweed has not historically paid dividends, thus the expected dividend yield is zero. Tumbleweed issues new shares of common stock upon the exercise of stock options. The assumptions for the three and six months ended June 30, 2008 and 2007, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Stock options:
Weighted average fair value of grants	$0.96	$1.95	$0.88	$1.85
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Volatility	70%	73%	70%	73%
Risk-free interest rate	3.01%	4.76%	2.80%	4.71%
Dividend yield	0%	0%	0%	0%

The aggregate intrinsic value of options exercised under Tumbleweed’s stock option plans for the three and the six months ended June 30, 2008 was approximately $36,000 and $37,000, respectively, determined as of the date of option exercise.

The cost of restricted stock awards is determined using the fair value of Tumbleweed’s common stock on the date of the grant, and compensation expense is recognized over the related vesting or performance period. The weighted average grant date fair value of restricted stock granted during the three and six months ended June 30, 2008 was $1.33 and $1.39, respectively. The weighted average grant date fair value of restricted stock granted during the six months ended June 30, 2007 was $3.28.

There is no tax benefit recorded for this expense due to full valuation allowances in the jurisdictions for which these options are deductible for tax purposes. Stock-based compensation expense is included in Tumbleweed’s condensed consolidated statement of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of service revenue	45	39	82	65
Research and development	300	257	574	560
Sales and marketing	288	319	688	539
General and administrative	678	575	1,313	1,136

Total stock-based compensation expense	$1,311	$1,190	$2,657	$2,300

(3) Net Loss Per Share

Tumbleweed excludes potentially dilutive securities from its diluted net loss per share computation when their effect would be antidilutive to net loss per share amounts. The following potential common shares were excluded from the net loss per share computation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Warrants and options excluded due to the exercise price exceeding the average fair market value of common stock during the period	12,722	9,003	13,953	6,851

(4) Concentrations of Credit Risk

Financial instruments, which potentially subject Tumbleweed to concentrations of credit risk, consist primarily of cash equivalents and accounts receivable. Tumbleweed’s cash equivalents generally consist of money market mutual funds with qualified financial institutions. To analyze accounts receivable, Tumbleweed performs periodic evaluations of its customers’ financial condition and, when necessary, records bad debt expense or credit. No single customer comprised 10% or more of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at either June 30, 2008 or December 31, 2007. For the three months ended June 30, 2008, no single customer comprised 10% or more of Tumbleweed’s revenue. For the six months ended June 30, 2008, one customer comprised 10% of Tumbleweed’s revenue. For the three and six months ended June 30, 2007, no single customer comprised 10% or more of Tumbleweed’s revenue, respectively.

(5) Intangible Assets and Goodwill

Intangible assets consist of the fair value of core/developed technology, customer base and reseller agreements, maintenance agreements, and trademarks and trade names, all net of accumulated amortization, acquired during the acquisitions of Valicert, Inc. (“Valicert”), Tumbleweed Communications Limited (formerly Incubator Limited), and Corvigo, Inc.

A summary of intangible assets as of June 30, 2008 follows (in thousands):

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

Goodwill represents the excess of the purchase price over the fair value of acquired net tangible and identified intangible assets. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead, is tested for impairment at least annually and more frequently if certain impairment conditions exist. Tumbleweed completed its annual assessment of goodwill in the three months ended June 30, 2008 and no impairment of goodwill was determined as a result of this assessment. Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by Tumbleweed for federal income tax purposes.

(6) Comprehensive Loss

Comprehensive loss includes Tumbleweed’s net loss as well as foreign currency translation adjustments. Comprehensive loss for the three months ending June 30, 2008 and 2007, respectively, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(2,389)	$(2,710)	$(3,524)	$(4,605)
Other comprehensive income (loss)—translation adjustments	7	(6)	96	11

Comprehensive loss	$(2,382)	$(2,716)	$(3,428)	$(4,594)

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

Revenue information regarding operations in the different geographic regions is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
North America	$13,036	$12,555	$26,721	$25,631
Europe, Middle East, and Africa	1,798	1,048	2,764	2,474
Asia Pacific	869	474	1,351	951
Other	55	53	182	89

Total	$15,758	$14,130	$31,018	$29,145

Revenue information by product area is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Managed file transfer and email security	$12,343	$11,633	$24,125	$24,773
Identity validation	2,189	1,461	3,617	3,240
Intellectual property	1,226	1,036	3,276	1,132

Total	$15,758	$14,130	$31,018	$29,145

Tumbleweed’s property and equipment located in the different geographic regions as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2007	December 31, 2007
North America	$1,605	$1,659
Bulgaria	279	361
Other	7	18

Total long-lived assets	$1,891	$2,038

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

On June 5, 2008, Tumbleweed entered into an Agreement and Plan of Merger with Axway Inc., an indirect wholly owned subsidiary of Sopra Group SA. If the merger is consummated, Tumbleweed will become a wholly-owned subsidiary of Axway Inc., and each outstanding share of Tumbleweed will be converted into the right to receive $2.70 in cash without interest. On August 8, 2008, the stockholders of Tumbleweed approved the merger. However, consummation of the transaction remains subject to various closing conditions, including expiration of the review process under Exon-Florio.

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

We are trusted by more than 3,475 enterprise and government customers who use our products to securely connect with employees, partners, and customers. Our traditional market focus has been in the financial services, healthcare, and government markets, but we are expanding into other market sectors, such as retail, manufacturing, energy, transportation and technology. Many of the world’s most security conscious organizations use our products to safely exchange data, protect information assets, block email security threats, and ensure identity validation.

Revenue for the three months ended June 30, 2008 was $15.8 million as compared to $14.1 million for the same three months in 2007, and our net loss was $2.4 million as compared to $2.7 million during the same periods. Revenue for the six months ended June 30, 2008 was $31.0 million as compared to $29.1 million for the same six months in 2007, and our net loss was $3.5 million as compared to $4.6 million during the same periods. The increases in revenue and reductions in net loss were both due to increase in product revenue due to an increase in the volume of our license transactions, increase in service revenue due to an increase in support and maintenance revenue, and increase in intellectual property revenue due to a single large patent license agreement during the three months ended March 31, 2008 that generated revenue over both the three months period ended March 31, 2008 and the three months period ended June 30, 2008.

Net cash provided by operating activities for the six months ended June 30, 2008 was $3.5 million as compared to net cash used in operating activities for the six months ended June 30, 2007 of $688,000. The increase of $4.2 million in net cash provided by operating activities between the respective six month periods was primarily the result of a $1.1 million decrease in our net loss, a $1.7 million increase in the accrual for acquisition-related expenses, and a $1.6 million increase in the accounts payable, accrued liabilities, and other long-term liabilities.

Backlog

Our backlog consists of deferred revenue as well as contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered, and/or for which collectibility is not considered probable. Our backlog excludes all items relating to consulting and training services. Backlog was $26.0 million and $26.7 million at June 30, 2008 and December 31, 2007, respectively. We believe that $19.7 million of the backlog at June 30, 2008 will be recognized as revenue in the next 12 months in accordance with our revenue recognition policies, with the balance to be recognized thereafter.

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

Reclassifications

Certain reclassifications have been made to amounts from prior years to properly state cash capital expenditures in the consolidated financial statement of cash flows and to conform to the current year presentation. The effects of these reclassifications were immaterial to operating and investing cash flows in 2007.

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

We typically grant our customers a warranty which guarantees that our products will substantially conform to our current specifications for 90 days from the delivery date pursuant to the terms of the arrangement. We account for the estimated cost of product and service warranties in accordance with Statement of Financial Accounting Standards (“SFAS 5”), Accounting for Contingencies, provided that it is probable that a liability exists, and provided the cost to repair or otherwise satisfy the claim can be reasonably estimated. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Costs related to warranty claims for the three months ended June 30, 2008 and 2007 were $39,000 and $6,000, respectively. Costs related to warranty claims for the six months ended June 30, 2008 and 2007 were $ 241,000 and $121,000, respectively.

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

We evaluate whether goodwill is impaired on at least an annual basis in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) or more frequently if certain indicators are present. If this evaluation indicates that the value of the goodwill may be impaired, we make an assessment of the impairment of the goodwill using the two-step method prescribed by SFAS 142. Any such impairment charge could be significant and have a material adverse effect on our reported financial statements. We did not record any impairment charges on our goodwill during the three months ended June 30, 2008 and 2007, respectively.

Any future impairment loss related to the goodwill recorded in connection with acquisitions will not be deductible by us for federal income tax purposes. As of June 30, 2008 we had goodwill of $48.1 million.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 and 2007

Revenue for the three and six months ended June 30, 2008 was $15.8 million and $31.0 million, respectively, as compared to $14.1 million and $29.1 million, respectively, for the same three and six months in 2007. Net losses for the three and six months ended June 30, 2008 were $2.4 million and $3.5 million, respectively, as compared to $2.7 million and $4.6 million, respectively, for the same three and six months in 2007.

Net loss for both the three and six month periods of 2008 decreased primarily due to increases in revenue and decreases in cost of revenue. The increase in total revenue of $1.6 million for the three months ended June 30, 2008 was due to increases in product revenue, service revenue, and intellectual property revenue. The increase in total revenue of $1.9 million for the six months ended June 30, 2008 was primarily due to an increase in intellectual property revenue of $2.1 million, partially offset by a combined decrease in product and service revenue of $271,000.

Total cost of revenue decreased to $3.2 million for the three months ended June 30, 2008 from $3.5 million for the same three months in 2007 due to a $351,000 decrease in service costs and a $234,000 decrease in the amortization of intangible assets, partially offset by a $320,000 increase in product costs. Total cost of revenue decreased to $6.5 million for the six months ended June 30, 2008 from $7.5 million for the same six months in 2007 due to a $504,000 decrease in service costs, a $267,000 decrease in the amortization of intangible assets, and a $164,000 decrease in provision for excess inventory. The decreases in service costs for the three and six month periods ended June 30, 2008 were primarily due to decreases in employee and employee-related costs. The decreases in the amortization of intangible assets were due to completing the amortization of the customer base and reseller agreements acquired during the acquisitions of Corvigo, Inc. and Tumbleweed Communications Limited (formerly Incubator Limited) during the three months ended March 31, 2008. In addition, the increase in product costs for the three months was primarily due to an increase in the number of appliances shipped during the period as compared to the same three months in 2007.

Revenue. Revenue, which consists of product revenue, service revenue, and intellectual property revenue, results from new contracts and backlog. We define backlog as deferred revenue, contractual commitments that are not due and payable as of the balance sheet date, or for which the product or service has not yet been delivered and/or for which collectibility is not considered probable. Product revenue consists of license fees and appliance fees (for products that are delivered on an appliance platform), and subscription-based license fees. Service revenue includes support and maintenance fees, consulting fees, and training fees. Intellectual property revenue consists of patent license agreement fees. Total revenue for the three months ended June 30, 2008 was $15.8 million as compared to $14.1 million for the same three months in 2007. The increase in total revenue was primarily due to a $771,000 increase in product revenue, a $667,000 increase in service revenue, and a $190,000 increase in intellectual property revenue. Total revenue for the six months ended June 30, 2008 increased to $31.0 million from $29.1 million for the same six months in 2007. The increase in total revenue was primarily due to a $2.1 million increase in intellectual property, partially offset by a $143,000 decrease in service revenue and a $128,000 decrease in product revenue.

Product revenue increased to $5.9 million for the three months ended June 30, 2008 from $5.1 million for the same three months in 2007. The increase in product revenue was due to an increase in the volume of our license transactions, reflecting an expansion of our customer base. Product revenue remained relatively unchanged and was $10.9 million for the six months ended June 30, 2008 and $11.0 million for the same six months in 2007

Service revenue increased to $8.6 million for the three months ended June 30, 2008 from $8.0 million for the same three months in 2007. The increase in service revenue was primarily due to an increase in support and maintenance revenue of $506,000 for the three months ended June 30, 2008 due to the increased number of customers covered by support agreements. Service revenue remained relatively unchanged and was $16.9 million for the six months ended June 30, 2008 and $17.0 million for the same six months in 2007.

Intellectual property revenue increased to $1.2 million for the three months ended June 30, 2008 from $1.0 million for the same three months in 2007. Intellectual property revenue increased to $3.3 million for the six months ended June 30, 2008 from $1.1 million for the same six months in 2007. The increases in intellectual property revenue were due to a patent license agreement during the six months ended June 30, 2008, with no comparable transactions in 2007.

Cost of revenue. Cost of revenue is comprised of costs for product revenue, service costs, provision for excess inventory, and the amortization of intangible assets for core/developed technology and maintenance agreements relating to corporate acquisitions by us. Cost of product revenue is primarily comprised of royalties paid to third parties for software licensed by us for inclusion in our products, and the cost of our products sold on appliances including related shipping and warranty costs. Service costs are comprised primarily of employee and employee-related costs, including stock-based compensation expense, for customer support, consulting and customer-facing training, and contract development projects with third parties. Provision for excess inventory is comprised of costs associated with excess inventory resulting from our transitions to new appliance manufacturers. Total cost of revenue decreased to $3.2 million, or 20% of total revenue, for the three months ended June 30, 2008 from $3.5 million, or 25% of total revenue, for the same three months in 2007. The decrease in total cost of revenue was due to a $351,000 decrease in service costs and a $234,000 decrease in the amortization of intangible assets, partially offset by a $320,000 increase in product costs. Total cost of revenue decreased to $6.6 million, or 21% of total revenue, for the six months ended June 30, 2008 from $7.5 million, or 26% of total revenue, for the same six months in 2007. The decrease in total cost of revenue was due to a $504,000 decrease in service costs, a $267,000 decrease in the amortization of intangible assets, and a $164,000 decrease in provision for excess inventory.

Cost of product revenue increased to $1.6 million, or 10% of total revenue, for the three months ended June 30, 2008 from $1.3 million, or 9% of total revenue, for the same three months in 2007. The increase in product costs was primarily due to an increase of $230,000 in appliance costs due to increases in the number of appliances shipped to our customers as customer adoption of our appliance products increased. Cost of product revenue decreased slightly to $3.0 million, or 10% of total revenue, for the six months ended June 30, 2008 from $3.1 million, or 11% of total revenue, for the same six months in 2007.

Provision for excess inventory is the estimated loss for excess inventory and purchase commitments associated with transitioning our hardware products to new appliance manufacturers. Provision for excess inventory for the six months ended June 30, 2007 was $164,000, or 1% of total revenue. There was no such expense during either the three or six months ended June 30, 2008.

Service costs decreased to $1.6 million, or 10% of total revenue, for the three months ended June 30, 2008 from $1.9 million, or 14% of total revenue, for the same three months in 2007. Service costs decreased to $3.3 million, or 11% of total revenue, for the six months ended June 30, 2008 to $3.8 million, or 13% of total revenue, for the same six months in 2007. The decreases in service costs for the three and six month periods ended June 30, 2008 were due to decreases in employee and employee-related costs of $297,000 and $461,000, respectively, mainly as a result of lower average services headcount. Average services headcount decreased to 65 and 66, respectively, for the three and six months ended June 30, 2008, from 80 and 79, respectively, for the three and six months ended June 30, 2007 primarily due to our efforts to control expenses.

Amortization of intangible assets included in cost of revenue for the three and six months ended June 30, 2007 was $234,000, or 2% of total revenue and $468,000, or 2% of total revenue, respectively. There was no amortization of intangible assets included in cost of revenue for the three months ended June 30, 2008 due to the amortization in full of all intangible assets, including those for which amortization is included in cost of revenue, in the three months ended March 31, 2008.

Research and development expenses. Research and development expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense and other costs required for the development and quality assurance of our products. Research and development expenses for the three months ended June 30, 2008 increased to $4.1 million, or 26% of total revenue, from $3.9 million, or 27% of total revenue, for the same three months in 2007. Research and development expenses for the six months ended June 30, 2008 increased slightly to $7.9 million, or 26% of total revenue, from $7.8 million, or 27% of total revenue, for the same six months in 2007. The increases in research and development expenses were primarily due to $243,000 and $126,000 increases in consulting costs for the three and six months ended June 30, 2008, respectively. The consulting costs increased as a result of greater utilization of third-parties to assist in our research and development processes.

Sales and marketing expenses. Sales and marketing expenses are primarily comprised of employee and employee-related costs, including stock-based compensation expense, travel expenses, and costs associated with marketing programs. Sales and marketing expenses decreased to $6.5 million, or 41% of total revenue, for the three months ended June 30, 2008 from $7.3 million, or 52% of total revenue, for the same three months in 2007. Sales and marketing expenses for the six months ended June 30, 2008 decreased to $13.1 million, or 42% of total revenue, from $13.9 million, or 48%, for the same six months in 2007. The decreases in sales and marketing expenses were primarily due to decreases in marketing programs expenses, travel expenses, and recruiter search fees. Marketing programs expenses decreased by $441,000 and $558,000, respectively, for the three and six months ended June 30, 2008 due to reduction in marketing headcount and more cost-effective marketing programs. Average marketing headcount decreased to 9 for both the three and six months ended June 30, 2008, from 17 for both the three and six months ended June 30, 2007 primarily due to our efforts to control expenses. Travel expenses decreased by $85,000 and $170,000, respectively, for the three and six months ended June 30, 2008 due to more cost effective travel programs. Recruiter search fees decreased by $51,000 and $155,000, respectively, for the three and six months ended June 30, 2007 due to using more cost effective recruiting practices, including an in-house recruiter.

General and administrative expenses. General and administrative expenses consist primarily of employee and employee-related costs, including stock-based compensation expense, for our administrative, finance, legal, and human resources departments, as well as public reporting costs and professional fees including intellectual property enforcement and protection costs. General and administrative expenses for the three months ended June 30, 2008 increased to $2.7 million, or 17% of total revenue, from $2.5 million, or 18% of total revenue, for the same three months in 2007. General and administrative expenses for the six months ended June 30, 2008 increased to $5.4 million, or 18% of total revenue, from $5.0 million, or 17% of total revenue, for the same six months in 2007. The increases in general and administrative expenses were primarily due to increases of $103,000 and $177,000 in stock-based compensation expenses for the three and six months ended June 30, 2008, respectively. Stock-based compensation expenses increased due to a change in the compensation structure of certain executive officers in 2008, whereby those executives would be paid their incentive compensation in shares of restricted stock as opposed to cash. In addition, general and administrative expenses for the six months ended June 30, 2008 increased primarily due to an increase in incentive compensation related to the increase in the licensing of intellectual property.

Amortization of intangible assets. Amortization of intangible assets included in operating expenses consists of the amortization of intangible assets for customer base and reseller agreements and trademarks and tradenames recorded as a result of the Valicert, Tumbleweed Communications Limited (formerly Incubator Limited), and Corvigo, Inc. acquisitions. Amortization of intangible assets included in operating expenses for the six months ended June 30, 2008 was $32,000, or 0% of total revenue. There was no amortization of intangible assets included in operating expenses for the three months ended June 30, 2008 due to the amortization in full of all intangible assets, including those for which amortization is included in operating expenses, in the three months ended March 31, 2008. Amortization of intangible assets included in operating expenses for the three and six months ended June 30, 2007 was $44,000, or 0% of total revenue, and $227,000, or 1% of total revenue, respectively.

Acquisition-related expenses. Acquisition-related expenses consist of costs related to potential acquisition of Tumbleweed by Axway, Inc. An Agreement and Plan of Merger, dated June 5, 2008 was approved by the shareholders on August 8, 2008, but remains subject to various closing conditions. Acquisition-related expenses of $1.9 million for the three months ended June 30, 2008 consist primarily of $1.2 million of legal costs and $700,000 of other costs.

Other income, net. Other income, net, is generally comprised of interest income earned on investment securities. Other income, net, decreased to $170,000 for the three months ended June 30, 2008 from $381,000 for the same three months in 2007. Other income, net for the six months ended June 30, 2008 decreased to $394,000 from $720,000 for the same six months in 2007. The decreases in other income, net were primarily due to decreases in interest income caused by decreases in interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through the issuance of equity securities. As of June 30, 2008, we had approximately $29.2 million in cash and cash equivalents.

Net cash provided by operating activities for the six months ended June 30, 2008 was $3.5 million, which was primarily the result of a $3.5 million reduction in our accounts receivable balance, a $1.7 million increase in our liability for acquisition related expenses, and $2.5 million in stock-based compensation expense, partially offset by our $3.5 million net loss and a $487,000 decrease in deferred revenue. Our accounts receivable balance decreased due to an increase in cash collections from our customers.

Net cash provided by operating activities for the six months ended June 30, 2008 was $3.5 million as compared to net cash used in operating activities for the six months ended June 30, 2007 of $688,000. This was primarily the result of a $1.1 million decrease in our net loss for the six months ended June 30, 2008 compared to the same six months in 2007, a $1.7 increase in the accrual for acquisition-related expenses, and a $1.6 million increase in the accounts payable, accrued liabilities, and other long-term liabilities.

Net cash used in investing activities for the six months ended June 30, 2008 decreased to $742,000 from $1.2 million for the same six months in 2007 due to lower purchases of property and equipment. The decrease during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was due to a greater level of investment made in the six months ended June 30, 2007 to strengthen our internal information technology infrastructure than during the six months ended June 30, 2008.

Net cash provided by financing activities for the six months ended June 30, 2008 decreased to $58,000 from $1.3 million for the same six months in 2007 primarily due to a decrease in the proceeds from the exercise of stock options.

As of June 30, 2008, our principal commitments consisted of obligations related to outstanding operating leases and unconditional purchase obligations. We do not anticipate a substantial increase in operating lease obligations in the immediate future.

We have an operating lease covering approximately 40,000 square feet of office space in Redwood City, California. This lease expires in July 2008 with current monthly rent payments of approximately $88,000. In April 2008, we entered into a new, three year operating lease covering approximately 37,000 square feet of office space in Redwood City, California which we occupied starting in late July 2008. The base monthly rent payments will be approximately $86,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

Future cash payments for contractual obligations and commercial commitments as of June 30, 2008, are as follows (in thousands):

	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years	Total
Operating leases	$460	$2,963	$1,443	$—	$4,866
Unconditional purchase obligations	527	1,579	—	—	2,106

Total	$987	$4,542	$1,443	$—	$6,972

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We currently do not use financial instruments to hedge operating expenses in Australia, Bulgaria, Japan, the Netherlands, Singapore, Switzerland, or the United Kingdom denominated in the respective local currency. We assess the need to utilize financial instruments to hedge currency exposures on an ongoing basis.

We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. We have evaluated our need for a hedging program in the past and will continue to do so in the future.

Interest Rate Sensitivity

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. For example, if we hold a security that was issued with a fixed rate equal to the then-prevailing interest rate and the prevailing interest rate later rises, the fair value of our investment will decline. To minimize this risk, we maintain our portfolio of cash equivalents in commercial paper and money market funds. In general, our investments are not subject to market risk because the interest paid on these funds fluctuates with the prevailing interest rate. As of June 30, 2008, none of our cash equivalents were subject to market risk.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Tumbleweed’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2008. Based on such evaluation, Tumbleweed’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, Tumbleweed’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Tumbleweed in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by Tumbleweed in the reports that it files or submits under the Exchange Act are accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls.

No changes in Tumbleweed’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, Tumbleweed’s internal control over financial reporting.

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

Failure to complete the merger with Axway could materially and adversely affect Tumbleweed’s results of operations and Tumbleweed’s stock price.

Consummation of the merger is subject to various closing conditions, including expiration of the review process under Exon-Florio. There can be no assurance that these conditions will be met or waived, that the necessary approvals will be obtained, or that Tumbleweed will be able to successfully consummate the merger on the terms proposed or at all. If the merger is not consummated:

•	the market price of Tumbleweed’s common stock may significantly decline, in part because the current market price reflects a market belief that the merger will be completed;

•	there may be substantial disruption to the business of Tumbleweed and a distraction of our workforce and management team from day-to-day operations; and

•	we will nonetheless remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger.

We have a history of losses and may experience losses in the future.

We have a history of losses and may experience losses in the future. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered by companies engaged in rapidly evolving technology markets like ours. We incurred net losses of $10.8 million and $4.9 million in 2007 and 2006, respectively. As of June 30, 2008, we had incurred cumulative net losses of $310.2 million.

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

The loss of one or more of our major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm our future revenue and prospects. For the three months ended June 30, 2008, no single customer comprised 10% or more of Tumbleweed’s revenue. For the six months ended June 30, 2008, one customer comprised 10% of Tumbleweed’s revenue. For the three and six months ended June 30, 2007 no single customer comprised 10% or more of Tumbleweed’s revenue, respectively. No single customer comprised 10% or more of Tumbleweed’s accounts receivable balance, net of allowance for doubtful accounts, at either June 30, 2008 or December 31, 2007. Five customers comprised approximately 16% of our revenue for both the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, five customers comprised approximately 17% and 11% of our revenue, respectively.

In addition, a significant amount of our past business has been in three vertical markets: financial services, healthcare, and government. This concentration, especially with respect to the financial services market, which has constituted approximately 29% of our business, poses risks, particularly the risk that adverse conditions within the vertical market could result in reduced information technology spending in that vertical, which in turn could adversely impact our operating results.

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

Products and services provided to our international customers accounted for 17% and 11% of our revenues for the three months ended June 30, 2008 and 2007, respectively. Products and services provided to our international customers accounted for 14% and 12% of our revenues for the six months ended June 30, 2008 and 2007, respectively. Conducting business outside of the United States subjects us to additional risks, including:

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

A principal stockholder of the Company, Empire Capital Partners (“Empire”) and its affiliates, has announced it is considering alternative courses of action to maximize its investment in the Company. This action may include seeking representation of the Board of Directors, making recommendations to management concerning business strategies, strategic partnerships, dividend policies and other matters, or seeking to acquire control of the Company through a merger, proxy solicitation, tender offer, exchange offer, or otherwise. Although members of our management and our Board of Directors have met and may continue to meet with representatives of Empire with a view to soliciting, and when appropriate, incorporating their views, the Company may be unwilling or unable to satisfy Empire’s expectations, and in any event the Company’s operations may suffer because management is distracted by its dealings with the stockholder. If Empire were to initiate a proxy solicitation to elect its own slate of directors or to seek to acquire control of the Company in a manner that was opposed by the Board of Directors, the Company would be required to aggressively respond, which could disrupt operations and have a material adverse effect on operating results. According to their public filings, Empire Capital Partners and its affiliates beneficially own 6,613,894 shares of common stock, or 12.4% of the Company’s outstanding shares as of July 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 2008, we held our Annual Meeting of Stockholders. The stockholders voted on the following matters:

1) Election of directors: Christopher H. Greendale, Standish H. O’Grady, and James A. Heisch were nominated and elected as Class III directors for terms expiring in 2011. Votes were counted as follows:

	For	Withheld
Christopher H. Greendale	45,023,375	1,945,517
Standish H. O’Grady	46,183,477	785,415
James A. Heisch	45,023,386	1,945,506

As of June 30, 2008, our board of directors was comprised of each of our Class III Directors listed in the table above, our Class I Directors, Jeffrey C. Smith and Kenneth R. Klein, and our Class II Directors, Dr. Deborah D. Rieman, Dr. Taher A. Elgamal, and James P. Scullion.

2) Ratification of the selection of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2008. The selection of KPMG LLP was ratified by a vote of 46,372,094 for and 519,731 votes against, with 77,067 votes abstaining.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

a. Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Merger agreement between Axway Inc. and Tumbleweed, dated June 5, 2008

10.2(3)	Amendment to the employment agreement between James P. Scullion and Tumbleweed, dated June 9, 2008

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999.

(2)	Incorporated by reference to our Current Report on Form 8-K, filed June 6, 2008.

(3)	Incorporated by reference to our Current Report on Form 8-K, filed June 9, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized:

TUMBLEWEED COMMUNICATIONS CORP.

Date: August 11, 2008	By:	/s/ JAMES P. SCULLION
James P. Scullion
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2008	By:	/s/ TIMOTHY G. CONLEY
Timothy G. Conley
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of Registrant

3.2(1)	Amended and Restated Bylaws of Registrant

10.1(2)	Merger agreement between Axway Inc. and Tumbleweed, dated June 5, 2008

10.2(3)	Amendment to the employment agreement between James P. Scullion and Tumbleweed, dated June 9, 2008

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Registration Statement on Form S-4 (File No. 333-92589), filed December 10, 1999.

(2)	Incorporated by reference to our Current Report on Form 8-K, filed June 6, 2008.

(3)	Incorporated by reference to our Current Report on Form 8-K, filed June 9, 2008.